Form 10-Q
period 2014-06-30
NexPoint Capital, Inc.
filed 2014-10-02
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 814-01074

NexPoint Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3926499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700

Dallas, Texas 75201

(Address of principal executive offices)

(844) 485-9167

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 2, 2014, the Registrant had 1,108,693 shares of common stock, $0.001 par value, outstanding.

PART I – Financial Information

Item 1. Financial Statements

NEXPOINT CAPITAL, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014 (unaudited)	December 31, 2013 (unaudited)
ASSETS
Cash	$200,000	$—

Total assets	$200,000	$—

LIABILITIES
Due to advisor	$2,000	$—

Total liabilities	2,000	—

Commitments and contingencies ($1,046,321 and $33,625, respectively)(1)
NET ASSETS
Preferred Stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 200,000,000 shares authorized, 21,739 and none issued and outstanding respectively	22	—
Capital in excess of par value	199,978	—
Accumulated loss	(2,000)	—

Total net assets	$198,000	$—

Net asset value per share of common stock at period end	$9.11	$—

(1)	– See Note 2 for a discussion of the Company’s commitments and contingencies.

See Notes to Financial Statements

NEXPOINT CAPITAL, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2014 (unaudited)	Six Months Ended June 30, 2014 (unaudited)
Operating Expenses
Organization expenses	$2,000	$2,000

Net decrease in net assets resulting from operations	$(2,000)	$(2,000)

Per share information – basic and diluted
Net decrease in net assets resulting from operations	$(0.09)	$(0.09)
Weighted average shares outstanding	21,739	21,739

See Notes to Financial Statements

NEXPOINT CAPITAL, INC.

STATEMENT OF CHANGES IN NET ASSETS

Six Months Ended June 30, 2014 (unaudited)
Operations
Net decrease in net assets resulting from operations	$(2,000)
Capital share transactions
Issuance of common stock	200,000

Net increase in net assets resulting from capital share transactions	200,000

Total increase in net assets	198,000
Net assets at beginning of period	—

Net assets at end of period	$198,000

See Notes to Financial Statements

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

NexPoint Capital, LLC (the “Company”) was incorporated on September 30, 2013 as a Delaware limited liability company and has been inactive since that date except for matters relating to its organization and registration as a non-diversified, closed-end management investment company. The Company expects to commence operations upon raising gross proceeds in excess of $10 million, or the minimum offering requirement. NexPoint Advisors, L.P. (the “Advisor”) is expected to be appointed as the investment advisor to the Company. The Advisor is a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940.

The Company intends to offer for sale a maximum of $1.5 billion of common stock, $0.001 par value per share, at a public offering price of $10.00 per share (including the maximum allowed to be charged for commissions and fees), on a “reasonable best efforts” basis, pursuant to a registration statement on Form N-2 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The SEC declared the Company’s registration statement effective on August 18, 2014.

The Company intends to be an externally managed, non-diversified, closed-end management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, (the “1940 Act”), and that it will elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations, or CLOs.

The Company issued 21,739.13 LLC units to NexPoint Advisors, L.P., an affiliate of the Company and the Company’s Advisor on May 27, 2014, at $9.20 per share (to reflect the fact that no selling commissions or dealer manager fees were paid) for $200,000 in total proceeds. On June 10, 2014, NexPoint Capital, LLC converted to a Delaware corporation, NexPoint Capital, Inc. As part of the conversion to a Delaware corporation, the member of NexPoint Capital, LLC exchanged 21,739.13 LLC units for 21,739.13 shares of the Company’s common stock, representing an equivalent price of $9.20 per share based on the fair value of the assets contributed by the members in connection with the formation of NexPoint Capital, LLC, as determined by the board of directors. The Company will not accept subscriptions under the Offering until the Advisor funds the subscription amount, thus breaking escrow, or until a total of $10 million of gross proceeds has been raised from all sources.

The Company has no paid employees. The Company has retained the Advisor to manage certain aspects of its affairs on a day-to-day basis. Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Advisor, serves as the dealer manager of the offering. The Advisor and Dealer Manager are related parties and will receive fees, distributions and other compensation for services related to the Offering and the investment and management of the Company’s assets. The Advisor and Dealer Manager will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.

Pursuant to the terms of the Offering, the Company must receive proceeds of $10.0 million in connection with the sale of common stock in order to break escrow and commence operations. As of June 30, 2014, the Company had not reached such threshold, purchased any investments or earned any income. As discussed in Note 7, the Company received proceeds of $10.0 million on September 9, 2014, and commenced operations on that date.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statement of cash flows

The Company has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. As of and for the three and six months ended June 30, 2014, the Company held no investments, the Company carried no debt and the Company’s financial statements include a statement of changes in net assets.

Cash

Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit.

Valuation of Portfolio Investments

The Company intends to determine the net asset value of its investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Company expects that the Advisor will provide the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, our board intends to undertake a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our investment adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment adviser.

•	The audit committee of the board reviews these preliminary valuations.

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The board discusses valuations and determines the fair value of each investment in our portfolio in good faith.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, in the Company’s financial statements. Below is a description of factors that the Company’s board of directors may consider when valuing the Company’s debt and equity investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company’s board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.

For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

The Company’s equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. The Company’s board of directors, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

The Company’s board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

If the Company receives warrants or other equity-linked securities at nominal or no additional cost in connection with an investment in a debt security, the Company’s board of directors will allocate the cost basis in the investment between the debt securities and any such warrants or other equity-linked securities received at the time of origination. The Company’s board of directors will subsequently value these warrants or other equity-linked securities received at fair value.

The fair values of the Company’s investments will be determined in good faith by its board of directors. The Company’s board of directors will be solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company intends to value all of its Level 2 and Level 3 assets by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which will be provided by an independent third-party pricing service and screened for validity by such service. For investments for which the third-party pricing service is unable to obtain quoted prices, the Company intends to obtain bid and ask prices directly from dealers who make a market in such investments.

To the extent that the Company holds investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, the Company’s valuation committee will utilize an independent third-party valuation service to value such investments.

The Company will periodically benchmark the bid and ask prices received from the third-party pricing service and/or dealers, as applicable and valuations received from the third-party valuation service against the actual prices at which it purchases and sells its investments. The Company believes that these prices will be reliable indicators of fair value. The Company’s valuation committee and board of directors will review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Revenue Recognition

Security transactions will be accounted for on the trade date. The Company will record interest income on an accrual basis to the extent that it expects to collect such amounts. The Company will record dividend income on the ex-dividend date. The Company will not accrue as a receivable interest or dividends on loans and securities if there is reason to doubt the collectability of such income. Loan origination fees, original issue discount, and market discount will be capitalized and such amounts will be amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount will be recorded as fee income. Upfront structuring fees are recorded as income when earned. The Company will record prepayment premiums on loans and securities as fee income when it receives such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments will be calculated by using the specific identification method. The Company will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Net change in unrealized gains or losses on foreign currency will reflect the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization and are expensed as the Company raises proceeds. Organization costs, together with offering costs, are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. For the period from September 30, 2013 (Inception) to December 31, 2013, the Advisor incurred and paid organization costs of $32,942 on behalf of the Company. For the three and six months ended June 30, 2014, the Advisor incurred and paid organization costs of $450 on behalf of the Company. Currently, the amount of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, the Company has recorded $2,000 of organizational expense on the accompanying statements of operations, which is payable to the Advisor. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Advisor on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Advisor will forfeit the right to reimbursement of these costs.

Offering Costs

The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 relating to the public offering of its shares of common stock. Offering costs are charged against capital in excess of par value on the balance sheet. Offering costs, together with organization costs, are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. During the period from September 30, 2013 (Inception) to December 31, 2013, the Advisor incurred and paid offering costs of $683 on behalf of the Company. For the three and six months ended June 30, 2014, the Advisor incurred and paid offering costs of $1,047,421 on behalf of the Company. No offering costs have been recorded on the accompanying statements of assets and liabilities as of June 30, 2014 since the aggregate amount of organization and offering costs exceeds the limitation.

Income Taxes

The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain its qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid any federal income taxes on income so distributed. The Company will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. For the three and six months ended June 30, 2014, the Company had no uncertain tax positions. The 2013 tax year remains subject to examination by U.S. Federal and most state tax authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statement of operations. During the three and six months ended June 30, 2014, the Company did not incur any interest or penalties.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

Distributions

Distributions to the Company’s shareholders will be recorded as of the record date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory agreement the Company intends to enter into with the Advisor, the incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., its realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company will accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the Company expects that the investment advisory agreement with the Advisor will neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for Investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual will reflect the incentive fees that would be payable to the Advisor as if the Company’s entire portfolio was liquidated at its fair value as of each balance sheet date even though the Advisor will not be entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Note 3 —Related Party Transactions and Arrangements

Compensation of the Investment Advisor and its Affiliates

The Company intends to enter into an investment advisory agreement with the Advisor. Payments for investment advisory services under such investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee calculated at an annual rate of 2.0% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and (b) an incentive fee based on the Company’s performance.

The incentive fee will consist of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on the Company’s net assets, as defined in the Company’s investment advisory agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% of adjusted capital, or 9.375% annually. This “catch-up” feature allows the Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Advisor will receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20.0% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company will accrue for the capital gains incentive fee, which, if earned, will be paid annually. The Company will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory services agreement that the Company intends to enter into with the Advisor, the fee payable to the Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

Pursuant to an administration agreement with the Advisor, the Company will also reimburse the Advisor for expenses necessary for its performance of services related to the Company’s administration and operations. The amount of the reimbursement will be the lesser of (1) the Advisor’s actual costs incurred in providing such services and (2) 0.40% of the Company’s average gross assets. The Advisor will be required to allocate the cost of such services to the Company based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors will then assess the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors will compare the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable business development companies.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 —Related Party Transactions and Arrangements – (continued)

The Advisor has funded the Company’s offering costs and organization costs in the amount of $1,081,496 for the period from September 30, 2013 (Inception) to June 30, 2014. Currently, the cumulative aggregate amount of $1,081,946 of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, the Company has recorded $2,000 of organizational expense on the accompanying statement of operations, which is payable to the Advisor. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Advisor on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Advisor will forfeit the right to reimbursement of the remaining $1,079,496 of these costs.

Organization costs, together with offering costs, are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. At such time, the Advisor will be entitled to receive 1.0% of gross proceeds raised in the Company’s Offering until all offering costs and organization costs listed above have been received by the Advisor or the Offering is terminated. The minimum reimbursement to the Advisor for such fees is expected to be $100,000, assuming the minimum offering requirement is satisfied.

Expense Reimbursement

Pursuant to an expense limitation and reimbursement agreement (“Expense Limitation Agreement”) to be entered into by the Advisor and the Company, the Advisor will agree to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of “Other Expenses” exceeds 1.0% of quarter-end value of the Company’s gross assets and borrowings. Under the Expense Limitation Agreement, “Other Expenses” are defined as all expenses excluding: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with generally accepted accounting principles; (ii) expenses incurred indirectly by the Company as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, the Company’s investments; (iv) expenses payable by the Company under the administration agreement; (v) expenses payable by the Company to the Advisor, as administrator, for providing significant managerial assistance to portfolio companies of the Company; and (vi) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of the Company’s business.

Pursuant to the Expense Limitation Agreement, the Company will have a conditional obligation to reimburse the Advisor for any amounts funded by the Advisor under this arrangement to the extent necessary so that, for any fiscal year, the Company’s Other Expenses do not exceed 1.0% of the quarter-end value of the Company’s gross assets (the “Expense Limitation”). In any quarter, the Advisor shall reimburse the Company for Other Expenses over the Expense Limitation for the fiscal year in which such quarter occurs by first foregoing at that time the requisite amount of its quarterly fees under the investment advisory agreement and then, if such foregone amount is insufficient, by directly reimbursing the Company for any additional excess Other Expenses over such Expense Limitation.

The Expense Limitation Agreement shall become effective on the effective date of the investment advisory agreement and shall have an initial term of one year. Thereafter, the Expense Limitation Agreement shall automatically renew for one-year terms unless terminated by the Company’s Board of Directors or the Advisor upon sixty (60) days’ written notice. In addition, the Expense Limitation Agreement will terminate automatically in the event of the termination of the investment advisory agreement between the Advisor and the Company unless a new investment advisory agreement with the Advisor (or with an affiliate under common control with the Adviser) becomes effective upon such termination.

As of June 30, 2014, the Advisor owned 21,739.13 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2014, the Company has recorded $2,000 of organizational expense on the accompanying statements of operations, which is payable to the Advisor.

Note 4 - Share Repurchase Program

Beginning with the first full calendar quarter following the one year anniversary of the satisfaction of the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, and the 1940 Act. In months in which the Company repurchases shares of common stock, it will conduct repurchases on the same date that it holds its first semi-monthly closing for the sale of shares of common stock in its public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock at a price equal to 90% of the offering price in effect on each date of repurchase. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first semi-monthly closing in such month for the sale of shares of common stock in its continuous public offering. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company.

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnification. The Company’s maximum exposure under these agreements is unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company believes the risk of material obligations under these indemnities to be low.

Note 6 — Subsequent Events

The Company has evaluated subsequent events through October 2, 2014, the date on which these financial statements were issued.

The SEC declared the Company’s registration statement effective on August 18, 2014.

On September 2, 2014, in connection with a private placement of shares of our common stock to NexPoint Advisors and its affiliates, the Company issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10.0 million.

As a result of the private placement to NexPoint Advisors and its affiliates, the Company successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to NexPoint Advisors under the Investment Advisory Agreement began to accrue.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our interim and unaudited financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and “NexPoint Capital” refer to NexPoint Capital, Inc.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	changes in healthcare technologies, finance and regulations adversely affecting our portfolio companies or financing model;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of our investment adviser;

•	our expected financings and investments;

•	our ability to make distributions to our stockholders;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the impact of future acquisitions and divestitures.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q may contain statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We were formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon raising gross proceeds in excess of $10 million from sales of shares of our common stock. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, upon the filing of our first income tax return with retroactive effect to the date we elected to be treated as a business development company. As a business development company and as a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

Our investment activities are managed by NexPoint Advisors, L.P., or NexPoint Advisors, and supervised by our board of directors of which a majority of the members are independent of us.

Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in debt and equity of middle market companies, with an emphasis on healthcare companies, syndicated floating rate debt of large public and nonpublic companies and mezzanine and equity tranches of collateralized loan obligations, or CLOs. Middle-market companies include companies with annual revenues between $50 million and $2.5 billion and syndicated floating rate debt refers to loans and other instruments originated by a bank to a corporation that are sold off, or syndicated, to investors in pieces. We consider a healthcare company to be a company that is engaged in the design, development, production, sale, management, or distribution of products, services or facilities used for or in connection with the healthcare industry. Additionally, we consider companies that are materially impacted by the healthcare industry (such as a contractor that derives significant revenue or profit from the construction of hospitals) as being engaged in the healthcare industry. We may invest without limit in companies that are not in the healthcare sector.

Our investment objective is to generate high current income and long-term capital appreciation. We seek to achieve our objective by using the experience of the healthcare, credit, and structured products teams of Highland Capital Management, L.P. and its affiliates, or Highland, to source, evaluate and structure investments, identify attractive investment opportunities that are primarily debt investments that generate high income without creating undue risk for the portfolio, make equity investments where we believe there will be attractive risk-adjusted returns that compensate for the lack of current income, and make investments in debt and equity tranches of CLOs that deliver income and high relative value. We will focus on companies that are stable, have positive cash flow and the ability to grow their business model. However, we will leverage the expertise of Highland with regard to distressed investing and restructuring to make opportunistic investments in distressed companies. We will utilize the Highland credit underwriting capability to identify the types of companies we believe will provide high current income and/or long-term capital appreciation. In addition to the investments in the healthcare industry, we may invest a portion of our capital in other opportunistic investments in which NexPoint Advisors has expertise.

We seek to invest primarily in securities deemed by NexPoint Advisors to be high income generating debt investments and income generating equity securities of privately held companies in the United States. We expect the portfolio will be concentrated primarily in senior floating rate debt securities, although we may invest without limit in securities which rank lower than senior secured instruments and may invest without limit in investments with a fixed rate of interest. We will buy syndicated loans, various tranches of CLOs and other debt instruments in the secondary market as well as originate debt so we can tailor the investment parameters more precisely to our needs. We also intend to invest a portion of the portfolio in equity securities that are non-income producing, when doing so will help us achieve our objective of long-term capital appreciation. We expect the size of our positions will range from $2 million to $25 million, although investments may be larger as our asset base increases. We may selectively make investments in amounts larger than $25 million in some of our portfolio companies. Prior to raising sufficient capital, we may make smaller investments.

We expect that many of the securities in which we invest will be rated below investment grade by independent rating agencies or would be rated below investment grade if they were rated. These securities, which may be referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, we expect that many of our debt investments will include floating interest rates that reset on a periodic basis and typically will not require the borrowers to pay down the outstanding principal of such debt prior to maturity.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was approved by our board of directors in May 2014, we have agreed to pay NexPoint Advisors an annual base management fee based on our average gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by NexPoint Advisors. Under the Administration Agreement, we have agreed to reimburse NexPoint Advisors for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by NexPoint Advisors in performing its obligations under the Administration Agreement, to the extent such expenses do not exceed 0.4% of our gross assets, including cash and cash equivalents and assets purchased with borrowed funds.

Revenues: We plan to generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the warrants or other equity interests that we may acquire in portfolio companies. We expect our debt investments, whether in the form of senior secured loans or mezzanine loans, to have a term of five to ten years and typically to bear interest at a fixed or floating rate based on the London Interbank Offered Rate, or LIBOR. Interest on debt securities will be payable generally quarterly or semiannually, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we will also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

Expenses: Our primary operating expenses will include the payment of fees to NexPoint Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

•	our organization;

•	calculating our net asset value and net asset value per share (including the costs and expenses of independent valuation firms);

•	fees and expenses, including travel expenses, incurred by NexPoint Advisors or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of this and all future offerings of common shares and other securities, and other incurrence of debt;

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	administration fees payable to NexPoint Advisors under the Administration Agreement;

•	transfer agent and custody fees and expenses;

•	the actual costs incurred by NexPoint Advisors as our administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	fees and expenses associated with marketing efforts, including deal sourcing fees and marketing to financial sponsors;

•	dues, fees and charges of any trade association of which we are a member; and

•	all other expenses reasonably incurred by us or NexPoint Advisors in connection with administering our business.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines.

Expense Reimbursement

Pursuant to an expense limitation agreement, NexPoint Advisors is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” (as such term is used in the requirements with respect to the fee table set forth in Form N-2) to 1.0% of the quarter-end value of our gross assets through the one year anniversary of the effective date of the Investment Advisory Agreement. The obligation does not extend to interest, taxes, brokerage commissions, other expenses which are capitalized in accordance with generally accepted accounting principles, extraordinary expenses, fees and expenses of acquired funds, expenses payable under the Administration Agreement or expenses payable to NexPoint Advisors for providing managerial assistance to our portfolio companies.

This obligation to waive certain fees will automatically renew for one-year terms unless it is terminated by us or NexPoint Advisors upon written notice within 60 days of the end of the current term or upon termination of the Investment Advisory Agreement. There can be no assurance that the expense limitation agreement will be renewed. In the event that the expense limitation agreement is terminated by either party, investors will likely bear higher expenses. Any fees waived or expenses reimbursed by NexPoint Advisors pursuant to the expense limitation agreement are subject to possible recoupment by NexPoint Advisors within three years. The recoupment by NexPoint Advisors will be limited to the amount or previously waived fees or reimbursed expenses and cannot cause our expenses to exceed any expense limitation in place at the time of recoupment.

During the three and six months ended June 30, 2014, we did not accrue any reimbursements due from NexPoint Advisors.

Recent Developments

On September 2, 2014, in connection with a private placement of shares of our common stock to NexPoint Advisors and its affiliates, the Company issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10.0 million.

As a result of the private placement to NexPoint Advisors and its affiliates, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to NexPoint Advisors under the Investment Advisory Agreement began to accrue.

Portfolio Composition and Investment Activity

For the three and six months ended June 30, 2014, we did not make or sell any investments in portfolio companies.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $0.2 million and $0, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

We expect to generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous public offering of shares of our common stock. We accept subscriptions on a continuous basis and issue shares at bi-weekly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share.

Prior to investing in securities of portfolio companies, we will invest the net proceeds from our continuous public offering and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our election to be regulated as a business development company and our election to be taxed as a RIC.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future securities offerings and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition to capital not being available, it also may not be available on favorable terms.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2014 and December 31, 2013, we had no outstanding commitments to fund investments.

We have certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with NexPoint Advisors in accordance with the 1940 Act. Under the Investment Advisory Agreement, NexPoint Advisors provides us with investment advisory and management services. For these services, we pay (1) a management fee equal to a percentage of the average value of our gross assets and (2) an incentive fee based on our performance.

Under the Administration Agreement, the NexPoint Advisors furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We will reimburse NexPoint Advisors for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, to the extent that such expenses do not exceed an annual rate of 0.4% of our gross assets. NexPoint Advisors also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance and any expenses payable to NexPoint Advisors for such managerial assistance are not subject to the cap on reimbursement.

If any of the contractual obligations discussed above is terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must meet the annual distribution requirements of the U.S. federal excise tax rules. We intend to make quarterly distributions to our stockholders as determined by our board of directors.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we declare a cash distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with NexPoint Advisors. James Dondero, our president, controls NexPoint Advisors by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, NexPoint Advisors has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	NexPoint Advisors provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	NexPoint Advisors has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to NexPoint Advisors experienced investment professionals and other resources of Highland and its affiliates

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of NexPoint Advisors.

•	On May 27, 2014, in connection with a private placement to NexPoint Advisors, we issued approximately 21,739 units representing limited liability company interests at a price of $9.20 per unit, for aggregate proceeds of $200,000. Upon our conversion from a Delaware limited liability company to a Delaware corporation on June 10, 2014, the approximately 21,739 units representing limited liability company interests converted into approximately 21,739 shares of our common stock. On September 2, 2014, in connection with a private placement of shares of our common stock to NexPoint Advisors and its affiliates, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10.0 million.

NexPoint Advisors and its affiliates also sponsor, or manage, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. NexPoint Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to NexPoint Advisors’ allocation policy, NexPoint Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with NexPoint Advisors’ allocation procedures.

In addition, we and NexPoint Advisors have adopted a formal code of ethics that governs the conduct of our and NexPoint Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware General Corporations Law.

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. We have identified the following as critical accounting policies.

Valuation of Portfolio Investments

We will value our investments in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

Our portfolio will consist primarily of debt investments. These investments are valued at their bid quotations obtained from unaffiliated market makers, other financial institutions that trade in similar investments or based on prices provided by independent third party pricing services. For investments where there are no available bid quotations, fair value is derived using proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, and other applicable factors for similar transactions.

Due to the nature of our strategy, our portfolio may include relatively illiquid investments that are privately held. Valuations of privately held investments are inherently uncertain, may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

Our board is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

The valuation process is conducted at the end of each fiscal quarter, with a portion of our valuations of portfolio companies without market quotations subject to review by the independent valuation firms each quarter. When an external event with respect to one of our portfolio companies, such as a purchase transaction, public offering or subsequent equity sale occurs, we expect to use the pricing indicated by such external event to corroborate our valuation.

With respect to investments for which market quotations are not readily available, our board undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our investment adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment adviser.

•	The audit committee of the board reviews these preliminary valuations.

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The board discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization and are expensed as we raise proceeds. Organization costs, together with offering costs, are limited to 1% of total proceeds raised in this offering and are not due and payable to NexPoint Advisors to the extent they exceed that amount. For the period from our inception to June 30, 2014, NexPoint Advisors incurred and paid organization costs of $33,392 on our behalf. Currently, the amount of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, we have recorded $2,000 of organization expenses on our statement of operations, which is payable to NexPoint Advisors. To the extent we are unable to raise sufficient capital such that the expenses paid by NexPoint Advisors on our behalf are more than 1% of total proceeds at the end of this offering, NexPoint Advisors will forfeit the right to reimbursement of such costs that exceed 1% of total proceeds.

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of our registration statement relating to the public offering of our shares of common stock. Offering costs are charged against capital in excess of par value on the balance sheet. Offering costs, together with organization costs, are limited to 1% of total proceeds raised and are not due and payable to NexPoint Advisors to the extent they exceed that amount. During the period from our inception to June 30, 2014, NexPoint Advisors incurred and paid offering costs of $1,048,104 on our behalf. No offering costs have been recorded on our statements of assets and liabilities as of June 30, 2014 since the aggregate amount of organization and offering costs exceeds 1% of total proceeds from this offering.

Investment Transactions and Related Investment Income and Expense

We record our investment transactions on a trade date basis, which is the date when we have determined that all material terms have been defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. All related revenue and expenses attributable to these transactions are reflected on our statements of operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded on the specific identification method.

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest payment default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that such interest will not be collected and the amount of uncollectible interest can be reasonably estimated. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income, and will be accreted or amortized over the maturity period of the investments. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amount.

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC in respect of each taxable year, substantially all of our income (including PIK interest) must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Interest expense is recorded on an accrual basis. Certain expenses related to legal and tax consultation, due diligence, rating fees, valuation expenses and independent collateral appraisals may arise when we make certain investments.

Loan Origination, Facility, Commitment and Amendment Fees

We may receive fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. These origination fees are initially deferred and deducted from the cost basis of the investment and subsequently accreted into income over the term of the loan. We may receive facility, commitment and amendment fees, which are paid to us on an ongoing basis. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are recorded on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and are accounted for upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in other income on the statements of operations.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We will measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

U.S. Federal Income Taxes

We intend to elect to be taxed as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any investment company taxable income or net capital gains that we distribute as dividends to our stockholders. To obtain and maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements, and distribute with respect to each taxable year at least 90% of our investment company taxable income.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, most significantly changes in interest rates. We expect that many of the loans in our portfolio may also have floating interest rates. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we predominantly hold variable rate investments, and to declines in the value of any fixed-rate investments we hold. To the extent that a majority of our investments may be in variable-rate investments, an increase in interest rates could make it easier for us to meet or exceed the hurdle rate for the income incentive fee payable to NexPoint Advisors and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our investment adviser with respect to our increasing pre-incentive fee net investment income.

Item 4: Controls and Procedures.

As of the period covered by this report, we, including our president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on our evaluation, our management, including our president and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our president and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1: Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A: Risk Factors.

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

On May 27, 2014, in connection with a private placement to NexPoint Advisors, L.P., we issued approximately 21,739 units representing limited liability company interests at a price of $9.20 per unit, for aggregate proceeds of $200,000. Upon our conversion from a Delaware limited liability company to a Delaware corporation on June 10, 2014, the approximately 21,739 units representing limited liability company interests converted into approximately 21,739 shares of our common stock.

This private placement did not involve a public offering and is exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(a)(2) of the Securities Act.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

31.1	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NexPoint Capital, Inc.

Dated: October 2, 2014	By	/s/ James Dondero
James Dondero
President
(Principal Executive Officer)

Dated: October 2, 2014	By	/s/ Brian Mitts
Brian Mitts
Chief Financial Officer
(Principal Accounting and Financial Officer)