Form 10-Q
period 2014-09-30
NexPoint Capital, Inc.
filed 2014-11-14
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 14, 2014, the Registrant had 1,108,693 shares of common stock, $0.001 par value, outstanding

PART I – Financial Information

Item 1. Financial Statements

NexPoint Capital, Inc.

Statements of Assets and Liabilities

(Unaudited)

	As of September 30, 2014	As of December 31, 2013
Assets
Investments, at value (cost of $9,130,145 and $0, respectively)	$9,176,508	$—
Cash	8,079,229	—
Receivable for investments sold	339,595	—
Interest receivable	25,028	—
Other assets	18,410	—

Total assets	$17,638,770	$—

Liabilities
Payable for investments purchased	$7,404,378	$—
Payable to advisor(1)	17,358	—
Directors’ fees(1)	79	—
Accrued expenses and other liabilities	87,247	—

Total liabilities	$7,509,062	$—

Commitments and Contingencies ($1,363,562 and $33,625, respectively)(2)
Net Assets
Preferred Stock, $.001 par value (25,000,000 shares authorized, none issued and outstanding)	$—	$—
Common stock, $0.001 par value (200,000,000 shares authorized, 1,108,693 and 0 shares issued and outstanding, respectively)	$1,109	$—
Paid-in capital	10,124,114	—
Accumulated net realized gain	5,010	—
Accumulated net investment loss	(46,888)	—
Net unrealized appreciation (depreciation) on investments	46,363	—

Total net assets	$10,129,708	$—

Net asset value per share of common stock	$9.14	$—

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 4 for a discussion of the Company’s commitments and contingencies.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Investment Income:
Interest	$585	$585
Expenses:
Investment advisory fees(1)	22,181	22,181
Administration fees(1)	4,436	4,436
Incentive fees(1)	10,275	10,275
Directors’ fees(1)	1,668	1,668
Custodian and accounting service fees	25,843	25,843
Stock transfer fee	7,945	7,945
Reports to shareholders	9,416	9,416
Audit and tax fees	12,315	12,315
Legal fees	39,726	39,726
Organizational costs	31,392	33,392
Other expenses	1,810	1,810

Total expenses	167,007	169,007
Expenses waived or reimbursed by the Investment Adviser(1)	(121,534)	(121,534)

Net expenses	45,473	47,473

Net investment loss	(44,888)	(46,888)

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	5,010	5,010
Net change in unrealized appreciation (depreciation) on investments	46,363	46,363

Net realized and unrealized gains (losses)	51,373	51,373

Net increase in net assets resulting from operations	$6,485	$4,485

Per share information – basic and diluted per common share
Earnings per share:	$0.01	$—
Weighted average shares outstanding:(2)	1,089,953	1,089,953

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	For the period from September 2, 2014 (commencement of operations) to September 30, 2014.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

Nine Months Ended September 30, 2014
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(46,888)
Net realized gain/ (loss) on investments	5,010
Net change in unrealized appreciation (depreciation) on investments	46,363

Net increase in net assets resulting from operations	4,485

Capital share transactions:
Issuance of common stock	10,194,228
Offering costs	(69,005)

Net increase in net assets resulting from capital transactions	10,125,223

Total increase in net assets	10,129,708
Net assets at beginning of period	—

Net assets at end of period	$10,129,708

Accumulated net investment loss	$(46,888)
Changes in common shares
Issuance of common stock	1,108,693

See Notes to Financial Statements

NexPoint Capital, Inc.

Statement of Cash Flows

(Unaudited)

Nine Months Ended September 30, 2014
Cash Flows Used in Operating Activities
Net increase in net assets from operations	$4,485
Adjustments to Reconcile Net Investment Loss to Net Cash Used in Operating Activities
Purchases of investment securities	(9,464,145)
Proceeds from disposition investment securities	339,010
Net realized (gain) loss on investments	(5,010)
Net change in unrealized (appreciation) depreciation on investments	(46,363)
Increase in interest receivable	(25,028)
Increase in receivable for investments sold	(339,595)
Increase in other assets	(18,410)
Increase in payable for investments purchased	7,404,378
Decrease in payable to advisor, net of unpaid offering costs	(51,250)
Increase in payable to directors	79
Increase in accrued expenses and other liabilities	87,247

Net cash flow used in operating activities	(2,114,602)

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock	10,194,228
Offering costs paid	(397)

Net cash flow provided by financing activities	10,193,831

Net increase in cash	8,079,229
Cash
Beginning of the period	—

End of the period	$8,079,229

Supplemental disclosure of cash flow information:
Accrued but unpaid offering costs	$68,608

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments

As of September 30, 2014

(Unaudited)

Portfolio Company(1)(2)	Coupon Rate	Maturity Date	Principal Amount	Amortized Cost	Fair Value ($)
Senior Secured Loans—63.6%(3)
Energy—5.0%
Fieldwood Energy LLC Second Lien Term Loan(4)	8.38%	9/30/2020	$500,000	$505,000	$502,625

Healthcare—29.2%
Accellent Inc. Second Lien Term Loan(4)	7.50%	3/11/2022	1,000,000	970,000	969,375
Onex Carestream Finance LP Second Lien Term Loan(4)	9.50%	12/7/2019	1,000,000	1,012,500	1,007,190
Surgery Center Holdings, Inc. Second Lien Term Loan(4)	8.50%	11/3/2021	1,000,000	990,000	987,500

					2,964,065

Utility—14.7%
Texas Competitive Electric Holdings Company, LLC (TXU) Extended Term Loan(4)	4.65%	10/10/2017	2,000,000	1,485,000	1,485,560

Media/Telecommunications—4.8%
TWCC Holding Corp. Second Lien Term Loan(4)	7.00%	6/26/2020	500,000	492,500	491,250

Service—9.9%
Advantage Sales & Marketing Inc. Second Lien Term Loan(4)	7.50%	7/25/2022	500,000	496,875	494,198
EnergySolutions, LLC (aka Envirocare of Utah, LLC) Term Advance(4)	6.75%	5/29/2020	498,750	508,725	507,166

					1,001,364

Total Senior Secured Loans					6,444,864

Foreign Sovereign Bonds—18.0%
Argentine Republic Government International Bond(5)(6)	8.28%	12/31/2033	2,103,057	1,750,795	1,819,144

Total Foreign Sovereign Bonds					1,819,144

Corporate Bonds—9.0%
Healthcare—9.0%
Ortho-Clinical Diagnostics(4)(7)	6.63%	5/15/2022	1,000,000	918,750	912,500

Total Corporate Bonds					912,500

Total Investments—90.6%(8)				$9,130,145	$9,176,508

Other Assets & Liabilities, net—9.4%					$953,200

Net Assets—100.0%					$10,129,708

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
(2)	All investments are denominated in United States Dollars and domiciled in the United States except for Argentine Republic Government International Bond which is domiciled in Argentina.
(3)	Senior loans (also called bank loans, leveraged loans, or floating rate loans) in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the weighted average rate at September 30, 2014. Senior loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(4)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(5)	The issuer is, or is in danger of being, in default of its payment obligation. Income is not being accrued.
(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represent 10.3% of the Company’s total assets as of September 30, 2014.
(7)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. At September 30, 2014, these securities amounted to $912,500, or 9.0% of net assets.
(8)	As of September 30, 2014, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $68,909; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $22,546; the net unrealized appreciation was $46,363; the aggregate cost of securities for Federal income tax purposes was $9,130,145.

See Notes to Financial Statements.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 1 — Organization

NexPoint Capital, Inc. (the “Company”) was incorporated on September 30, 2013 as a Delaware limited liability company as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “40 Act”). The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standard Codification Topic 946 Financial Services - Investment Companies. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations, or (“CLOs”). The Company intends to qualify for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”).

The Company issued 21,739.13 LLC units to NexPoint Advisors, L.P., (the “Advisor”) on May 27, 2014, at $9.20 per share for $200,000 in total proceeds. On June 10, 2014, the Company converted to a Delaware corporation, NexPoint Capital, Inc. As part of the conversion to a Delaware corporation, the member of the Company exchanged 21,739.13 LLC units for 21,739.13 shares of the Company’s common stock, representing an equivalent price of $9.20 per share based on the fair value of the assets contributed by the Advisor in connection with the formation of the Company, as determined by the board of directors.

On September 2, 2014, in connection with a private placement of shares of our common stock to the Advisor and its affiliates, the Company issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10.0 million.

As a result of the private placement to the Advisor and its affiliates, the Company successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base investment advisory fee and any incentive fees, as applicable, payable to the Advisor under the Investment Advisory Agreement began to accrue.

The Company has retained the Advisor to manage certain aspects of its affairs on a day-to-day basis. Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Advisor, serves as the dealer manager of the continuous public offering. The shares are being offered on a “best efforts” basis, which means generally that the Dealer Manager is required to use only its best efforts to sell the shares and it has no firm commitment or obligation to purchase any of the shares. The Advisor and Dealer Manager are related parties and will receive fees, distributions and other compensation for services related to the continuous public offering and the investment and management of the Company’s assets.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting periods has been condensed or omitted herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2014.

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

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Statement of cash flows

Information on financial transactions which have been settled through the receipt or disbursement of cash is presented in the Statement of Cash Flows. The cash amount shown in the Statement of Cash Flows is the amount included within the Company’s Statement of Assets and Liabilities and includes cash on hand at its custodian bank.

Cash

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of 3 months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statement of Assets and Liabilities.

Valuation of Investments

The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Company will provide the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

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

As of September 30, 2014, the Company’s investments consisted of senior loans, corporate bonds, and foreign sovereign bonds. The fair value of the Company’s loans and bonds are generally based on quotes received from brokers or independent pricing services. Loans and bonds with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans and bonds that are priced using quotes derived from implied values, indicative bids, or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

At the end of each calendar quarter, the Company evaluates the Level 2 and 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values the Company may ultimately realize. Further, such investments may be subject to legal and other restrictions on resale or otherwise less liquid than publicly traded securities.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Transfers in and out of the levels are recognized at the value at the end of the period. A summary of the inputs used to value the Company’s assets as of September 30, 2014 is as follows:

	September 30, 2014
Investments	Level 1		Level 2	Level 3	Total
Senior Secured Loans	$		$4,950,198	$1,494,666	$6,444,864
Foreign Sovereign Bonds		—	1,819,144	—	1,819,144
Corporate Bonds		—	912,500	—	912,500

Total investments		$—	$7,681,842	$1,494,666	$9,176,508

The table below sets forth a summary of changes in the Company’s Level 3 assets (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2014.

	Balance as of December 31, 2013	Transfers into Level 3	Transfer out of Level 3	Net Amortization (Accretion) of Premium/ (Discount)	Net Realized Gains/ (Losses)	Net Unrealized Gains/ (Losses)	Purchases	(Sales)	Balance as of September 30, 2014	Change in Unrealized Gain/(Loss) on Level 3 securities still held at period end
Senior Secured Loans	$—	$—	$—	$—	$—	$(4,059)	$1,498,725	$—	$1,494,666	$(4,059)

Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Advisor continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable.

For the nine months ended September 30, 2014, there were no transfers between Levels 1, 2 or 3.

The following is a summary of significant unobservable inputs used in the fair valuations of assets and liabilities categorized within Level 3 of the fair value hierarchy:

Category	Ending Balance at September 30, 2014	Valuation Technique	Unobservable Inputs	Input Value(s)
Senior Secured Loans	$1,494,666	Market Quotes	Broker Quotes	98.75% - 101.69%

Investment Transactions

Security transactions are accounted for on the trade date. Realized gains/(losses) on investments sold are recorded on the basis of specific identification method for both financial statement and U.S. federal income tax purposes.

Income Recognition

Corporate actions (including cash dividends) are recorded on the ex-dividend date, net of applicable withholding taxes, except for certain foreign corporate actions, which are recorded as soon after ex-dividend date as such information becomes available. Interest income is recorded on the accrual basis. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income.

Accretion of discount and amortization of premium on taxable bonds and loans are computed to the call or maturity date, whichever is shorter, using the effective yield method. Withholding taxes on foreign dividends have been provided for in accordance with the Company’s understanding of the applicable country’s tax rules and rates.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Organizational Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization and are expensed as the Company raises proceeds. Organization costs, together with offering costs, are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. For the period from September 30, 2013 (Inception) to September 30, 2014, the Advisor incurred and paid organization costs of $33,392 on behalf of the Company. For the three and nine months ended September 30, 2014, the Advisor incurred and paid organization costs of $450 on behalf of the Company. The Company has recorded $33,392 of organizational expense on the accompanying statement of operations, which is payable to the Advisor.

Offering Costs

The Company’s offering costs include, among other things, legal fees, promotional costs, and other costs pertaining to the public offering of its shares of common stock. Offering costs are charged against capital in excess of par value on the balance sheet. Offering costs, together with organization costs, are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. During the period from September 30, 2013 (Inception) to September 30, 2014, the Advisor incurred and paid offering costs of $1,432,170 on behalf of the Company. For the three and nine months ended September 30, 2014, the Advisor incurred and paid offering costs of $384,066 and $1,431,488, respectively, on behalf of the Company. The Company has recorded $68,608 of offering costs on the accompanying statement of assets and liabilities as payable to the Advisor.

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statement of changes in net assets is presented net of selling commissions and dealer manager fees for the nine months ended September 30, 2014. No selling commissions or dealer manager fees were paid for the three and nine months ended September 30, 2014.

Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Basic and diluted
Net increase/(decrease) in net assets from operations	$6,485	$4,485
Weighted average common shares outstanding(1)	1,089,953	1,089,953
Earnings per common share-basic and diluted	$0.01	$—	(2)

(1)	For the period from September 2, 2014 (commencement of operations) to September 30, 2014.
(2)	Amounts to less than $0.005.

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

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 2 — Summary of Significant Accounting Policies – (continued)

Distributions

Distributions to the Company’s unit holders will be recorded as of the record date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Note 3 — Investments

The following table shows the composition of the Company’s investments by industry classification at fair value at September 30, 2014:

	Fair Value	Percentage
Energy	$502,625	5.5%
Healthcare	3,876,565	42.2%
Media/Telecommunications	491,250	5.4%
Service	1,001,364	10.9%
Sovereign	1,819,144	19.8%
Utility	1,485,560	16.2%

Total	$9,176,508	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of September 30, 2014:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured Loans	$6,460,600	70.7%	$6,444,864	70.3%
Foreign Sovereign Bonds	1,750,795	19.2%	1,819,144	19.8%
Corporate Bonds	918,750	10.1%	912,500	9.9%

Total	$9,130,145	100.0%	$9,176,508	100.0%

The following table shows the composition of the Company’s investments by geography classification at fair value at September 30, 2014:

Geography	Fair Value	Percentage
Argentina (1)	$1,819,144	19.8%
United States	7,357,364	80.2%

Total	$9,176,508	100.0%

(1)	Investment denominated in USD

Note 4 — Related Party Transactions and Arrangements

Investment Advisory Fee

Payments for investment advisory services under the investment advisory and administrative services agreement is equal to (a) an annual base investment advisory fee calculated at an annual rate of 2.0% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and (b) an incentive fee based on the Company’s performance.

For the three and nine months ended September 30, 2014, the Company incurred investment advisory fees payable to the Advisor of $22,181, which is voluntarily waived until the Company raises capital from investors other than the Advisor. These waived fees are not subject to recoupment by the Advisor.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 4 — Related Party Transactions and Arrangements – (continued)

Incentive Fee

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the Company’s net assets, as defined in the Company’s investment advisory agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% of adjusted capital, or 9.375% annually. This “catch-up” feature allows the Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Advisor will receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company will accrue for the capital gains incentive fee, which, if earned, will be paid annually. The Company will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory services agreement, the fee payable to the Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

For the three and nine months ended September 30, 2014, the Company incurred incentive fees of $10,275, which is voluntarily waived until the Company raises capital from investors other than the Advisor and its affiliates. These waived fees are not subject to recoupment by the Advisor.

Administration Fee

Pursuant to an administration agreement with the Advisor, the Company also reimburses the Advisor for expenses necessary for its performance of services related to the Company’s administration and operations. The amount of the reimbursement will be the lesser of (1) the Advisor’s actual costs incurred in providing such services and (2) 0.40% of the Company’s average gross assets. The Advisor is required to allocate the cost of such services to the Company based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors will compare the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable business development companies.

For the three and nine months ended September 30, 2014, the Company incurred administration fees payable to the Advisor of $4,436, which is voluntarily waived until the Company raises capital from investors other than the Advisor and its affiliates. These waived fees are not subject to recoupment by the Advisor.

Organizational and Offering Costs

The Advisor has funded the Company’s offering costs and organization costs in the amount of $1,465,562 for the period from September 30, 2013 (Inception) to September 30, 2014. Currently, the cumulative aggregate amount of $1,465,562 of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, the Company has recorded $102,000 of organizational and offering costs on the accompanying statements of operations and statements of changes in net assets, respectively, which is payable to the Advisor. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Advisor on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Advisor will forfeit the right to reimbursement of the remaining $1,363,562 of these costs.

Fees Paid to Officers and Directors

Each director who is not an “interested person” of the Company as defined in the 1940 Act (the “Independent Directors”) receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Highland Fund Complex based on relative net assets. The “Highland Fund Complex” consists of all of the registered investment companies advised by the Advisor and any affiliates as of the period covered by this report. The Company pays no compensation to its one interested Director or any of its officers, all of whom are employees of an affiliate of the Advisor.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 4 — Related Party Transactions and Arrangements – (continued)

For the three months and nine months ended September 30, 2014, the Company recorded an expense relating to director fees of $1,668. As of September 30, 2014, $79 was payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Advisor is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement. The obligation does not extend to interest, taxes, brokerage commissions, other expenses which are capitalized in accordance with generally accepted accounting principles, extraordinary expenses, Acquired Fund Fees and Expenses, expenses payable under the Investment Advisory or Administration Agreement or expenses payable to the Advisor for providing managerial assistance to the Company’s portfolio companies. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Advisor upon written notice within 60 days of the end of the current term or upon termination of the Investment Advisory Agreement.

Any expenses reimbursed by the Advisor pursuant to the expense limitation agreement are subject to possible recoupment by the Advisor within three years. The recoupment by the Advisor will be limited to the amount of previously waived fees or reimbursed expenses and cannot cause the Company’s expenses to exceed any expense limitation in place at the time of recoupment. For the three and nine months ended September 30, 2014, the Advisor reimbursed $84,642, which is subject to recoupment until 2017.

Note 5 — Purchases and Sales

For the nine months ended September 30, 2014, the cost of purchases and proceeds from sales of securities, excluding short-term obligations, were $9,464,145 and $339,010, respectively.

Note 6 — Tax Information

The character of income and gains to be distributed is determined in accordance with income tax regulations which may differ from U.S. GAAP. These differences include (but are not limited to) investments organized as partnerships for tax purposes, foreign taxes, investments in futures, losses deferred to off-setting positions, tax treatment of organizational start-up costs, losses deferred due to wash sale transactions, tax treatment of net investment loss and distributions in excess of net investment income, dividends deemed paid upon shareholder redemption of fund shares and tax attributes from fund reorganizations. On an annual basis, reclassifications are made to the Company’s capital accounts to reflect income and gains available for distribution (or available capital loss carryovers) under income tax regulations. These reclassifications have no impact on net investment income, realized gains or losses, or net asset value of the Company. The calculation of net investment income per share in the Financial Highlights table excludes these adjustments.

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. As of September 30, 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statement of operations. During the three and nine month period ended September 30, 2014, the Company did not incur any interest or penalties.

Note 7 — Share Repurchase Program

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

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 7 — Share Repurchase Program – (continued)

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

Note 8 — Economic Dependency

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

Note 9 — Market and Other Risk Factors

The primary risks of investing in the Company are described below in alphabetical order:

Concentration Risk

The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that it is not limited by the 1940 Act with respect to the proportion of the Company’s assets that it may invest in securities of a single issuer. To the extent that the Company assumes large positions in the securities of a small number of issuers, the Company’s net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Company may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements associated with the Company’s qualification as a RIC under the Code and certain contractual diversification requirements under a credit facility or other agreements, the Company does not have fixed guidelines for diversification, and its investments could be concentrated in relatively few portfolio companies. As a result, the aggregate returns the Company realizes may be significantly adversely affected if a small number of investments perform poorly or if the Company needs to write down the value of any one investment. Additionally, the Company’s investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which the Company is invested could also significantly impact the aggregate returns realized.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 9 — Market and Other Risk Factors – (continued)

Credit Risk

Investments rated below investment grade are commonly referred to as high-yield, high risk or “junk debt.” They are regarded as predominantly speculative with respect to the issuing company’s continuing ability to meet principal and/or interest payments. Investments in high yield debt and high yield Senior Loans may result in greater net asset value fluctuation than if the Company did not make such investments. Corporate debt obligations, including Senior Loans, are subject to the risk of non-payment of scheduled interest and/or principal. Non-payment would result in a reduction of income to the Company, a reduction in the value of the corporate debt obligation experiencing non-payment and a potential decrease in the NAV of the Company. Some of the loans the Company makes or acquires may provide for the payment by borrowers of PIK interest or accreted original issue discount at maturity. Such loans have the effect of deferring a borrower’s payment obligation until the end of the term of the loan, which may make it difficult for the Company to identify and address developing problems with borrowers in terms of their ability to repay debt. Particularly in a rising interest rate environment, loans containing PIK and original issue discount provisions can give rise to negative amortization on a loan, resulting in a borrower owing more at the end of the term of a loan than what it owed when the loan was originated. Any such developments may increase the risk of default on the Company’s loans by borrowers.

Foreign Securities Risk

Investments in foreign securities involve certain factors not typically associated with investing in U.S. securities, such as risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar (the currency in which the books of the Company are maintained) and the various foreign currencies in which the Company’s portfolio securities will be denominated and costs associated with conversion of investment principal and income from one currency into another; (ii) differences between the U.S. and foreign securities markets, including the absence of uniform accounting, auditing and financial reporting standards and practices and disclosure requirements, and less government supervision and regulation; (iii) political, social or economic instability; and (iv) the extension of credit, especially in the case of sovereign debt.

Illiquid Securities Risk

The Company will generally make investments in private companies. Substantially all of these investments will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of the Company’s investments may make it difficult for the Company to sell such investments if the need arises. In addition, if it is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it has previously recorded its investments. In addition, it may face other restrictions on its ability to liquidate an investment in a portfolio company to the extent that it has material non-public information regarding such portfolio company or if an investment is held by one of its subsidiaries and is subject to contractual limitations on sale, such as the limitations on transfer of assets under certain circumstances under a credit facility.

Investments in Foreign Markets Risk

Investments in foreign markets involve special risks and considerations not typically associated with investing in the United States. These risks include revaluation of currencies, high rates of inflation, restrictions on repatriation of income and capital, and adverse political and economic developments. Moreover, securities issued in these markets may be less liquid, subject to government ownership controls, tariffs and taxes, subject to delays in settlements, and their prices may be more volatile. The Company may be subject to capital gains and repatriation taxes imposed by certain countries in which they invest. Such taxes are generally based on income and/or capital gains earned or repatriated. Taxes are accrued based upon net investment income, net realized gains and net unrealized appreciation as income and/or capital gains are earned.

Leverage Risk

The Company may use leverage in its investment program, including the use of borrowed funds and investments in certain types of options, such as puts, calls and warrants, which may be purchased for a fraction of the price of the underlying securities. While such strategies and techniques increase the opportunity to achieve higher returns on the amounts invested, they also increase the risk of loss. To the extent the Company purchases securities with borrowed funds, its net assets will tend to increase or decrease at a greater rate than if borrowed funds are not used. If the interest expense on borrowings were to exceed the net return on the portfolio securities purchased with borrowed funds, the Company’s use of leverage would result in a lower rate of return than if the Company were not leveraged.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 10 — Financial Highlights

Selected data for a share outstanding throughout the period ended September 30, 2014 is as follows:

For the Period Ended September 30, 2014 (Unaudited)(1)
Common Shares Per Share Operating Performance:
Net Asset Value, Beginning of Period	$9.13

Income from Investment Operations:
Net investment income(2)	(0.04)
Net realized and unrealized gain (loss)	0.05

Total from investment operations	0.01
Less Distributions Declared to Common Shareholders:
From net investment income	—
From net realized gains	—

Total distributions declared to common shareholders	—

Net Asset Value, End of Period	$9.14
Net Asset Value Total Return(3)(4)	0.11%

Ratios and Supplemental Data
Net assets, end of period (in 000’s)	$10,130
Shares outstanding, end of period	1,108,693
Common Share Information at End of Period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(5)	17.48%
Fees and expenses waived or reimbursed(6)	(15.36)%

Net operating expenses(5)	2.12%
Net investment income (loss) before fees waived or reimbursed(5)	(17.40)%
Net investment income (loss) after fees waived or reimbursed(5)	(2.04)%
Portfolio turnover rate(3)	4%

(1)	Commenced operations on September 2, 2014.
(2)	Per share data was calculated using weighted average shares outstanding during the period.
(3)	Not annualized.
(4)	Total returns are historical and assume changes in share price, reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the investment adviser not absorbed a portion of expenses, total returns would have been lower.
(5)	Annualized except for organizational costs.
(6)	Annualized.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through November 14, 2014, the date on which these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our interim and unaudited financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to NexPoint Capital, Inc.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	changes in healthcare technologies, finance and regulations adversely affecting our portfolio companies or financing model;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the impact of increased competition

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our use of financial leverage;

•	the ability of NexPoint Advisors, L.P., or NexPoint Advisors, to locate suitable investments for us and to monitor and administer our investments;

•	the ability of NexPoint Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company, or RIC, and as a business development company, or BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in the prospectus relating to the continuous public offering of our common stock.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the U.S. Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This quarterly report on Form 10-Q may contain statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data

Overview

We were formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, upon the filing of our first income tax return with retroactive effect to the date we elected to be treated as a BDC. As a BDC and as a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

Our investment activities are managed by NexPoint Advisors and supervised by our board of directors of which a majority of the members are independent of us.

Our investment objective is to generate high current income and long-term capital appreciation. We seek to achieve our objective by using the experience of the healthcare, credit and structured products teams of Highland Capital Management, L.P. and its affiliates, or Highland, to source, evaluate and structure investments, identify attractive investment opportunities that are primarily debt investments that generate high income without creating undue risk for the portfolio, make equity investments where we believe there will be attractive risk-adjusted returns that compensate for the lack of current income, and make investments in debt and equity tranches of collateralized loan obligations, or CLOs, that deliver income and high relative value. We will focus on companies that are stable, have positive cash flow and the ability to grow their business model.

Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in debt and equity of middle-market companies, with an emphasis on healthcare companies, syndicated floating rate debt of large public and nonpublic companies and mezzanine and equity tranches of CLOs. Middle-market companies include companies with annual revenues between $50,000,000 and $2,500,000,000 and syndicated floating rate debt refers to loans and other instruments originated by a bank to a corporation that are sold off, or syndicated, to investors in pieces. We consider a healthcare company to be a company that is engaged in the design, development, production, sale, management or distribution of products, services or facilities used for or in connection with the healthcare industry. Additionally, we consider companies that are materially impacted by the healthcare industry (such as a contractor that derives significant revenue or profit from the construction of hospitals) as being engaged in the healthcare industry. We may invest without limit in companies that are not in the healthcare sector.

We will leverage the expertise of Highland with regard to distressed investing and restructuring to make opportunistic investments in distressed companies. We will utilize the Highland credit underwriting capability to identify the types of companies we believe will provide high current income and/or long-term capital appreciation. In addition to the investments in the healthcare industry, we may invest a portion of our capital in other opportunistic investments in which NexPoint Advisors has expertise and where we believe an opportunity exists to achieve above average risk adjusted yields and returns. These types of opportunities may include: (1) direct lending or origination investments, (2) investments in stressed or distressed situations, (3) structured product investments, (4) equity investments and (5) other investment opportunities not typically available in other BDCs. Opportunistic investments may range from broadly syndicated deals to direct lending deals in both private and public companies and may include foreign investments. We believe this is the best approach to achieving our dual mandate of attempting to generate a high yield while also attempting to produce capital appreciation.

We seek to invest primarily in securities deemed by NexPoint Advisors to be high income generating debt investments and income generating equity securities of privately held companies in the United States. We expect the portfolio will be concentrated primarily in senior floating rate debt securities, although we may invest without limit in securities which rank lower than senior secured instruments and may invest without limit in investments with a fixed rate of interest. We will buy syndicated loans, various tranches of CLOs and other debt instruments in the secondary market as well as originate debt so we can tailor the investment parameters more precisely to our needs. We also intend to invest a portion of the portfolio in equity securities that are non-income producing, when doing so will help us achieve our objective of long-term capital appreciation. We expect the size of our positions will range from $2,000,000 to $25,000,000, although investments may be larger as our asset base increases. We may selectively make investments in amounts larger than $25,000,000 in some of our portfolio companies. Prior to raising sufficient capital, we may make smaller investments.

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

Public Offering

We are offering on a continuous basis up to $1.5 billion of our common stock, par value $0.001 per share, pursuant to a registration statement on Form N-2 filed with the SEC under the Securities Act. The SEC declared our registration statement effective on August 18, 2014.

We issued 21,739.13 LLC units to NexPoint Advisors on May 27, 2014 at $9.20 per share for $200,000 in total proceeds. As part of our conversion to a Delaware corporation on June 10, 2014, NexPoint Advisors exchanged 21,739.13 LLC units for 21,739.13 shares of our common stock, representing an equivalent price of $9.20 per share based on the fair value of the assets contributed by NexPoint Advisors in connection with our formation, as determined by the board of directors.

On September 2, 2014, in connection with a private placement of shares of our common stock to NexPoint Advisors and its affiliates, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10,000,000.

As a result of the private placement to NexPoint Advisors and its affiliates, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to NexPoint Advisors under the investment advisory agreement, or the Investment Advisory Agreement, began to accrue.

Highland Capital Funds Distributor, Inc., or the Dealer Manager, an entity under common ownership with NexPoint Advisors, serves as the dealer manager of our continuous public offering. The shares are being offered on a “best efforts” basis, which means generally that the Dealer Manager is required to use only its best efforts to sell the shares and it has no firm commitment or obligation to purchase any of the shares. NexPoint Advisors and the Dealer Manager are related parties and will receive fees, distributions and other compensation for services related to our public offering and the management of our assets.

Revenues

We generate revenue in the form of interest on the debt securities that we hold. We expect that the senior debt we invest in will generally have stated terms of 3 to 5 years and that the subordinated debt we invest in will generally have stated terms of 5 to 7 years. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In addition, some of our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

Our primary expenses have been expenses related to our organization and legal fees. Now that we have commenced operations, we expect that our primary operating expenses will include the payment of fees to NexPoint Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

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

Expense Reimbursement

Pursuant to an expense limitation agreement, or the Expense Limitation Agreement, NexPoint Advisors is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” (as such term is used in the requirements with respect to the fee table set forth in Form N-2) for the fiscal year to 1.0% of the quarter-end value of our gross assets through the one year anniversary of the effective date of the Investment Advisory Agreement. Under the Expense Limitation Agreement, “Other Expenses” exclude: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with generally accepted accounting principles; (ii) expenses incurred indirectly by us as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable by us under the administration agreement; (v) expenses payable by us to NexPoint Advisors, as administrator, for providing significant managerial assistance to our portfolio companies; and (vi) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business.

The Expense Limitation Agreement will automatically renew for one-year terms unless it is terminated by us or NexPoint Advisors upon 60 days written notice or upon termination of the Investment Advisory Agreement. There can be no assurance that the Expense Limitation Agreement will be renewed. In the event that the Expense Limitation Agreement is terminated by either party, investors will likely bear higher expenses. Any fees waived or expenses reimbursed by NexPoint Advisors pursuant to the expense limitation agreement are subject to possible recoupment by NexPoint Advisors within three years. The recoupment by NexPoint Advisors will be limited to the amount of previously waived fees or reimbursed expenses and cannot cause our expenses to exceed any expense limitation in place at the time of recoupment. Fees waived or expense reimbursed by NexPoint Advisors was $84,642 and $84,642 for the three and nine months ended September 30, 2014, respectively. These amount are subject to recoupment by NexPoint Advisors until September 30, 2017.

The following table reflects the fee waivers and expense reimbursements due from NexPoint Advisors as of September 30, 2014, which may become subject to recoupment by NexPoint Advisors.

Three Months Ended	Other Expenses	Gross Assets at Quarter End	Expense Limitation (1% of Gross Assets)	Amount of Fee Waiver & Expense Reimbursement	Recoupment Eligibility Expiration
September 30, 2014	$98,723	$17,638,770	$14,081	$84,642	September 30, 2017

There can be no assurance that the Expense Limitation Agreement will remain in effect or that NexPoint Advisors will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Period from September 2, 2014 (Commencement of Operations) through September 30, 2014

During the period from September 2, 2014 (Commencement of Operations) through September 30, 2014, we made investments in portfolio companies and other investments totaling $9,464,145. During the same period, we sold investments for proceeds of $339,010. As of September 30, 2014, our investment portfolio, with a total fair value of $9,176,508, consisted of interests in 9 portfolio companies (22% in first lien senior secured loans, 48% in second lien senior secured loans, and 10% in corporate bonds) and one sovereign foreign bond (representing 20% of our investment portfolio at fair value). As of September 30, 2014, the investments in our portfolio were purchased at a weighted average price of 90.38% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.25% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the period from September 2, 2014 (Commencement of Operations) through September 30, 2014:

Net Investment Activity	For the Period Ended September 30, 2014
Purchases	$9,464,145
Sales and Principal Repayments	(339,010)

Net Portfolio Activity	$9,125,135

	For the Period Ended September 30, 2014
New Investment Activity by Investment Type	Purchases	Percentage
Senior Secured Loans — First Lien	$1,993,725	21%
Senior Secured Loans — Second Lien	4,466,875	47%
Corporate Bonds — Senior Unsecured	1,252,750	13%
Foreign Sovereign Bonds — Senior Unsecured	1,750,795	19%

Total	$9,464,145	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2014:

	September 30, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$1,993,725	$1,992,726	22%
Senior Secured Loans — Second Lien	4,466,875	4,452,138	48%
Corporate Bonds — Senior Unsecured	918,750	912,500	10%
Foreign Bonds — Senior Unsecured	1,750,795	1,819,144	20%

Total	$9,130,145	$9,176,508	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2014:

September 30, 2014
Number of Investments	10
% Variable Rate (based on fair value)	70%
% Non-Income Producing Equity or Other Investments (based on fair value)	0%
Weighted Average Purchase Price of Investments (as a % of par or stated value)	90.38%
Weighted Average Credit Rating of Investments that were Rated	Caa1
% of Investments on Non-Accrual	20%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2014:

	September 30, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	1,655,076	18%
Broadly Syndicated — Public	—	—
Middle Market	5,702,288	62%
Sovereign	1,819,144	20%

Total	$9,176,508	100.0%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2014:

	September 30, 2014
Industry Classification	Fair Value	Percentage of Portfolio
Energy	$502,625	5.5%
Healthcare	3,876,565	42.2%
Media/Telecommunications	491,250	5.4%
Service	1,001,364	10.9%
Sovereign	1,819,144	19.8%
Utility	1,485,560	16.2%

Total	$9,176,508	100.0%

As of September 30, 2014, we did not “control” and were not an “affiliated person,” each as defined in the 1940 Act, of any of our portfolio companies. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

We began operations on September 2, 2014 after completing a private placement with NexPoint Advisors and its affiliate. The proceeds of the private placement were deployed as part of ramping up the portfolio. Although our primary focus is to invest a majority of the portfolio in direct lending or originated opportunities over time, during the “ramp up phase,” the portfolio will consist primarily of more liquid investments such as broadly syndicated bank loans, corporate bonds, cash and cash equivalents and U.S. government securities. We estimate the ramp up phase will be complete once $100,000,000 of total capital has been raised. At that time, we will begin deploying a portion of the portfolio into direct lending or originated opportunities (including, secured and unsecured debt and mezzanine financing) and equity investments (including warrants).

Our primary holdings include senior secured and second lien bank loans. Bank loans typically accrue interest at variable rates determined by reference to a base lending rate, such as LIBOR. The base rate typically resets every three months, such that bank loans have a very short duration of 90 days on average and typically have maturities of 3 to 5 years. Corporate notes and bonds typically accrue interest a fixed rate of interest with maturities of 5 to 7 years. At September 30, 2014, the weighted average yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 8.25%. Yields are computed assuming a fully settled portfolio, using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged. The weighted average yield also assumes that interest is accrued on the Republic of Argentina sovereign bonds, as is required by tax regulation.

We focus on healthcare investments, although we may invest without limit in non-healthcare related investments and portfolio companies. NexPoint Advisors believes there is an excellent opportunity in the healthcare sector as a result of the aging population (Americans are turning 65 at a rate of approximately 10,000 per day) and the longer life span of the average American due to increased usage of technology and pharmaceuticals in healthcare. Overarching all of this is the multi-year long implementation of the Affordable Care Act, the largest structural change to the U.S. healthcare sector since the passage of Medicare and Medicaid in the mid 1960’s. NexPoint Advisors believes these macro factors will combine to produce above average growth in the healthcare sector for at least the next decade.

The healthcare sector has traditionally been a stable, defensive sector. However, with the macro influences affecting the sector, particularly implementation of the Affordable Care Act, we believe there will be more volatility and upheaval in the sector than historically has been the case. Investing in credit potentially minimizes unwanted volatility while also positioning the portfolio to participate in the potential growth of the healthcare sector while earning income. We believe lending to middle market healthcare companies may potentially generate a higher risk adjusted yield. As we grow, it is our intention to do more origination and direct lending, predominantly to healthcare companies, although we will also make investments in non-healthcare companies where an opportunity exists to achieve above average risk adjusted yields and returns.

Summary Description of Top Portfolio Companies/Investments

At September 30, 2014, 78.2% of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness of financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Accellent, Inc.: As of September 30, 2014, we held second lien senior secured loans in Accellent having an aggregate fair value of $0.9 million. Accellent is a provider of fully integrated outsourced manufacturing and engineering services to the medical device industry, specializing in cardiovascular instruments (catheters), orthopedics and endoscopy needs. In March 2014, Accellent acquired Lake Region Medical for $390 million. Lake Region Medical was a producer of proprietary guidewires, coils, precision-machined products and custom device solutions serving the cardiology market, manufacturing over 32 million vascular access guidewires, representing 70% of worldwide volume.

Onex Carestream Finance LP: As of September 30, 2014, we held second lien senior secured loans in Carestream having an aggregate fair value of $1.0 million. Carestream is a provider of products and services for the capture, processing, viewing, sharing, printing and storage of images for medical and dental applications. They sell digital products, including printers and media, computed radiography and digital radiography equipment, picture archiving and communication systems, radiology information systems, information management solutions, dental practice management software, and services, as well as traditional medical products, including analog film, equipment, chemistry and services.

Ortho-Clinical Diagnostics: As of September 30, 2014, we held corporate bonds of Ortho-Clinical having an aggregate fair value of $0.9 million. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

Surgery Partners: As of September 30, 2014, we held second lien senior secured loans in Surgery Partners having an aggregate fair value of $1.0 million. Surgery Partners is an owner and operator of ambulatory surgery centers in joint ventures with physicians, with 47 locations across 18 states and surgical expertise in orthopedics, ophthalmology, pain management, gastrointestinal and general surgery.

Opportunistic Investments

Argentine Government: As of September 30, 2014, we held sovereign bonds of the Republic of Argentina having an aggregate fair value of $1.8 million. In June 2014, a court ordered the paying agent not to disburse interest payments on the bonds, although Argentine government continues to pay the interest on time. This caused the bonds to fall into technical default on July 30, 2014. The bonds are currently trading “flat” meaning they trade without accrued interest. If the current legal proceeding involving the bonds is settled or otherwise resolved and the interest payments are disbursed, we will earn all of the interest that has accrued (and paid to the paying agent) since June 30, 2014, although we have only owned the bonds since September 4, 2014.

Texas Competitive Electric: As of September 30, 2014, we held first lien senior secured loans in Texas Competitive Electric having an aggregate fair value of $1.5 million. Texas Competitive Electric is the largest retail power supplier in Texas. Though TXU is currently in bankruptcy, a court ruling mandated that TXU make adequate protection payments to the first lien noteholders.

Results of Operations for the Period from September 2, 2014 (Commencement of Operations) through September 30, 2014

Revenues

We primarily generate investment income in the form of interest on the debt securities we purchase or originate. During the ramp up phase, we have invested primarily in broadly syndicated bank loans. Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread. The base lending rate is typically the three-month LIBOR. The settlement of bank loans differs from the settlement of many other equity or debt instruments. Bank loans are manually settled through the agent by assignment. As a result, settlement can take an undetermined amount of time. Currently, according to data provided by Markit Partners, bank loans settle, on average, on the twenty-first day after the trade date. Generally, interest does not begin to accrue to the buyer until seven business days after the trade date.

As of September 30, 2014, none of the bank loans that we had purchased had settled, meaning we accrued no income from the bank loan investments. Also, our one corporate bond investment was purchased on September 29, 2014 and did not settle until after September 30, 2014, and therefore, no interest was accrued on this position. Finally, the Republic of Argentina sovereign bond purchased is in technical default and for GAAP purposes does not accrue income (although for tax purposes it does accrue and therefore accrued interest is required to be paid out). As a result, we generated investment income of $585 for the period from September 2, 2014 (Commencement of Operations) through September 30, 2014 in the form of interest and fees earned on our portfolio investments.

Expenses

Our total net operating expenses were $47,473 for the period from September 2, 2014 (Commencement of Operations) through September 30, 2014. Our operating expenses include base management fees attributed to NexPoint Advisors of $22,181 for the period from September 2, 2014 (Commencement of Operations) through September 30, 2014. Our expenses also include administrative services expenses attributed to NexPoint Advisors of $4,436 for the period from September 2, 2014 (Commencement of Operations) through September 30, 2014. Our expenses also include accrued incentive fees attributed to NexPoint Advisors of $10,275 for the period from September 2, 2014 (Commencement of Operations) through September 30, 2014.

For the period from September 2, 2014 (Commencement of Operations) through September 30, 2014, fees and expenses incurred with our administrator, which provides various accounting and administrative services to us, totaled $25,843 and fees and expenses incurred with our stock transfer agent totaled $7,945. Fees for our board of directors were $1,668 for the period from September 2, 2014 (Commencement of Operations) through September 30, 2014.

Our other general and administrative expenses totaled $63,267 for the period from September 2, 2014 (Commencement of Operations) through September 30, 2014 and consisted of the following:

Period from September 2, 2014 (Commencement of Operations) through September 30, 2014
Legal	$39,726
Audit and Tax	12,315
Printing	9,416
Other	1,810

Total	$63,267

Expense Reimbursement

For the period from September 2, 2014 (Commencement of Operations) through September 30, 2014, we accrued $84,642 of expense reimbursements from NexPoint Advisors. As of September 30, 2014, we had $84,642 of reimbursements due from NexPoint Advisors. Under the Expense Limitation Agreement, amounts reimbursed to us by NexPoint Advisors may become subject to repayment by us in the future. During the period from September 2, 2014 (Commencement of Operations) through September 30, 2014, we did not accrue any amounts for expense recoupments payable to NexPoint Advisors. As of September 30, 2014, $84,642 remained subject to repayment by us to Nexpoint Advisors in the future.

NexPoint Advisors has funded our offering costs and organization costs in the amount of $1,465,562 for the period from September 30, 2013 (Inception) to September 30, 2014. Currently, the cumulative aggregate amount of $1,465,562 of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, we have recorded $102,000 payable to NexPoint Advisor. To the extent we are unable to raise sufficient capital such that the expenses paid by NexPoint Advisors on our behalf are more than 1% of total proceeds at the end of the Offering, NexPoint Advisors will forfeit the right to reimbursement of the remaining $1,363,562 of these costs.

Net Investment Income

We incurred a net investment loss of $44,888, or $(0.04) per share, for the period from September 2, 2014 (Commencement of Operations) through September 30, 2014.

Net Realized Gains or Losses

We sold investments of $339,010 during the period from September 2, 2014 (Commencement of Operations) through September 30, 2014, from which we realized a net gain of $5,010.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the period from September 2, 2014 (Commencement of Operations) through September 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $46,363. The net change in unrealized appreciation (depreciation) on our investments during the period from September 2, 2014 (Commencement of Operations) through September 30, 2014 was primarily driven by the performance of our sovereign bond investment.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the period from September 2, 2014 (Commencement of Operations) through September 30, 2014, the net increase in net assets resulting from operations was $6,485, or $0.01 per share.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, we had cash of $8,079,229 and zero, respectively, which we held in a custodial account. Cash is available to fund new investments, pay operating expenses and pay distributions.

Concurrent with the date the Company commenced operations, we sold approximately 1,086,954 shares of common stock in private placement to NexPoint Advisors at a price per share of $9.20, for gross proceeds of approximately $10,000,000. As the minimum offering requirement for our continuous public offering was $10,000,000 from any source, the proceeds from the private placement qualified toward the minimum offering amount and we broke escrow. During the period from September 2, 2014 (Commencement of Operations) through September 30, 2014, we also incurred offering costs of $69,005 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $0 for the period from September 2, 2014 (Commencement of Operations) through September 30, 2014.

We expect to generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous public offering of shares of common stock. We accept subscriptions on a continuous basis and issue shares at bi-weekly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share.

Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC. Additionally, we may invest in higher yielding, liquid credit investments such as bank loans and corporate notes and bonds, which are considered “junk” as they are rated below investment grade, to the extent that at time of purchase 70% of our portfolio is in qualified investments as required rules and regulations under the 1940 Act

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt. As of the date of the report, we do not have a financing facility in place, although we intend to have one by year end. We do not currently anticipate issuing any preferred stock.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2014 and December 31, 2013, we had no outstanding commitments to fund investments.

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

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and is subject to a hurdle rate, expressed as a rate of return on our net assets, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, NexPoint Advisors will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, NexPoint Advisors will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375% of adjusted capital, or 9.375% annually. This “catch-up” feature allows NexPoint Advisors to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, NexPoint Advisors will receive 20.0% of our pre-incentive fee net investment income. For purposes of calculating this part of the incentive fee, “Pre-Incentive Fee Net Investment Income” means interest income, distribution income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory services agreement, the fee payable to NexPoint Advisors will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three and nine months ended September 30, 2014, the Company incurred incentive fees of $10,275, which is voluntarily waived until the Company raises capital from investors other than the Advisor. These waived fees are not subject to recoupment by the Advisor.

Under the Administration Agreement, NexPoint Advisors furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We will reimburse NexPoint Advisors for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the Administration

Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, to the extent that such expenses do not exceed an annual rate of 0.4% of our gross assets. NexPoint Advisors also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance and any expenses payable to NexPoint Advisors for such managerial assistance are not subject to the cap on reimbursement.

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

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must meet the annual distribution requirements of the U.S. federal excise tax rules. We intend to make monthly distributions to our stockholders as determined by our board of directors.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with NexPoint Advisors. James Dondero, our president, controls NexPoint Advisors by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, NexPoint Advisors has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	NexPoint Advisors provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	NexPoint Advisors has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to NexPoint Advisors experienced investment professionals and other resources of Highland and its affiliates

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of NexPoint Advisors.

•	On May 27, 2014, in connection with a private placement to NexPoint Advisors, we issued approximately 21,739 units representing limited liability company interests at a price of $9.20 per unit, for aggregate proceeds of $200,000. Upon our conversion from a Delaware limited liability company to a Delaware corporation on June 10, 2014, the approximately 21,739 units representing limited liability company interests converted into approximately 21,739 shares of our common stock. On September 2, 2014, in connection with a private placement of shares of our common stock to NexPoint Advisors and its affiliate, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10,000,000.

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

Due to the nature of our strategy, our portfolio includes relatively illiquid investments that are privately held. Valuations of privately held investments are inherently uncertain, may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization and are expensed as we raise proceeds. Organization costs, together with offering costs, are limited to 1% of total proceeds raised in this offering and are not due and payable to NexPoint Advisors to the extent they exceed that amount. For the period from our inception to September 30, 2014, NexPoint Advisors incurred and paid organization costs of $33,392 on our behalf. Currently, the amount of organization and offering costs exceeds 1% of total proceeds raised. We have recorded $33,392 of organization expenses on our statement of operations, which is payable to NexPoint Advisors. To the extent we are unable to raise sufficient capital such that the expenses paid by NexPoint Advisors on our behalf are more than 1% of total proceeds at the end of this offering, NexPoint Advisors will forfeit the right to reimbursement of such costs that exceed 1% of total proceeds.

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of our registration statement relating to the public offering of our shares of common stock. Offering costs are charged against capital in excess of par value on the balance sheet. Offering costs, together with organization costs, are limited to 1% of total proceeds raised and are not due and payable to NexPoint Advisors to the extent they exceed that amount. During the period from our inception to September 30, 2014, NexPoint Advisors incurred and paid offering costs of $1,432,170 on our behalf. For the three and nine months ended September 30, 2014, NexPoint Advisors incurred and paid offering costs of $384,066 and $1,431,488, respectively, on our behalf. We have recorded $68,608 of offering costs on the accompanying statement of assets and liabilities as payable to NexPoint Advisors.

Investment Transactions and Related Investment Income and Expense

We record our investment transactions on a trade date basis, which is the date when we have determined that all material terms have been defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. All related revenue and expenses attributable to these transactions are reflected on our consolidated statement of operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded on the specific identification method.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. These origination fees are initially deferred and deducted from the cost basis of the investment and subsequently accreted into income over the term of the loan. We may receive facility, commitment and amendment fees, which are paid to us on an ongoing basis. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are recorded on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and are accounted for upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in other income on the consolidated statement of operations.

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

Recent Developments

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of September 30, 2014, 80% of the investments in our portfolio had floating interest rates, and we expect that our debt investments in the future may also have floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. We also expect that any credit facilities into which we enter in the future may have floating interest rate provisions.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we predominantly hold variable-rate investments, and to declines in the value of any fixed-rate investments we hold. To the extent that a majority of our investments may be in variable-rate investments, an increase in interest rates could make it easier for us to meet or exceed the hurdle rate for the income incentive fee payable to NexPoint Advisors and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our investment adviser with respect to our increasing pre-incentive fee net investment income.

Assuming that the interim and unaudited statement of assets and liabilities as of September 30, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$—	$—	$—
Up 50 basis points	11,664	—	11,664
Up 100 basis points	32,155	—	32,155
Up 200 basis points	102,059	—	102,059
Up 300 basis points	172,046	—	172,046

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under future credit facilities or other borrowing. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4: Controls and Procedures.

As of the period covered by this report, we, including our president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including our president and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our president and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1: Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A: Risk Factors.

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

On September 2, 2014, in connection with a private placement to NexPoint Advisors, L.P. and its affiliates, we issued approximately 1,086,954 shares of our common stock at $9.20 per share, which reflects the current public offering price of $10.00 per share less selling commissions and dealer manager fees, for gross proceeds of $10,000,000,

This private placement did not involve a public offering and is exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(a)(2) of, and Rule 506 under, the Securities Act.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with Supplement No. 1 to the Company’s Prospectus dated October 14, 2014 (File No. 333-196096) filed on November 4, 2014)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit (g) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 2, 2014)

10.2	Dealer Manager Agreement (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on August 18, 2014)

10.3	Form of Participating Broker – Dealer Agreement (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on August 18, 2014)

10.4	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.5	Form of Agency Agreement (Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.6	Form of Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.7	Form of Escrow Agreement (Incorporated by reference to Exhibit (k)(5) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on August 18, 2014)

10.8	Form of Expense Limitation Agreement (Incorporated by reference to Exhibit (k)(6) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 2, 2014)

31.1	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NexPoint Capital, Inc.

Dated: November 14, 2014	By	/s/ James Dondero
James Dondero
President
(Principal Executive Officer)

Dated: November 14, 2014	By	/s/ Brian Mitts
Brian Mitts
Chief Financial Officer
(Principal Accounting and Financial Officer)