Form 10-K
period 2014-12-31
NexPoint Capital, Inc.
filed 2015-03-12
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-01074

NexPoint Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3926499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 628-4100

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting a continuous public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares were being sold at a price of $10.00 with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share. There were 1,739,421 shares of the Registrant’s common stock outstanding as of March 12, 2015.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Organization

NexPoint Capital, Inc. (the “Company”), which may also be referred to as “we,” “us,” or “our,” incorporated on September 30, 2013 (inception date) as a Delaware limited liability company. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an investment company and accordingly follows the Investment Company accounting and reporting guidance under Topic 946 of the Financial Accounting Standards Board’s (“FASBs”) Accounting Standard Codification, as amended (“ASC”), Financial Services - Investment Companies. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations, or (“CLOs”). The Company intends to qualify for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended, or (the “Code”).

The Company issued 21,739.13 LLC units to NexPoint Advisors, L.P., (the “Advisor”) on May 27, 2014 (initial fund raising date), at $9.20 per share for $200,000 in total proceeds. On June 10, 2014, the Company converted to a Delaware corporation, NexPoint Capital, Inc. As part of the conversion to a Delaware corporation, the member of the Company converted 21,739.13 LLC units into 21,739.13 shares of the Company’s common stock, representing an equivalent price of $9.20 per share based on the fair value of the assets contributed by the Advisor in connection with the formation of the Company, as determined by the board of directors.

On September 2, 2014 (commencement of operations), in connection with a private placement of shares of our common stock to the Advisor and its affiliates, the Company issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10.0 million.

As a result of the private placement to the Advisor and its affiliates, the Company successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base investment advisory fee and any incentive fees, as applicable, payable to the Advisor under the Investment Advisory Agreement began to accrue. The Company completed a private placement with the Advisor on October 8, 2014, for proceeds of approximately $6.0 million, which amount was used to repurchase common shares from an affiliate of the Advisor. On November 25, 2014, the Company issued an additional 271,739 shares to the Advisor for proceeds of approximately $2.5 million. In aggregate, the Company issued 1,380,432 shares to the Advisor for proceeds of approximately $12.7 million.

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

Overview of Our Business

Our investment activities are managed by NexPoint Advisors and supervised by our board of directors of which a majority of the members are independent of us.

Our investment objective is to generate high current income and long-term capital appreciation. We seek to achieve our objective by using the experience of the healthcare, credit and structured products teams of Highland Capital Management, L.P. and its affiliates, or Highland, to source, evaluate and structure investments, identify attractive investment opportunities that are primarily debt investments that generate high income without creating undue risk for the portfolio, make equity investments where we believe there will be attractive risk-adjusted returns that compensate for the lack of current income, and make investments in debt and equity tranches of collateralized loan obligations, or CLOs, that deliver income and high relative value. We will focus on companies that are stable, have positive cash flow, and the ability to grow their business model.

Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in debt and equity of middle-market companies, with an emphasis on healthcare companies, syndicated floating rate debt of large public and nonpublic companies, and mezzanine and equity tranches of CLOs. Middle-market companies include companies with annual revenues between $50 million and $2.5 billion and syndicated floating rate debt refers to loans and other instruments originated by a bank to a corporation that are sold off, or syndicated, to investors in pieces. We consider a healthcare company to be a company that is engaged in the design, development, production, sale, management or distribution of products, services or facilities used for or in connection with the healthcare industry. Additionally, we consider companies that are materially impacted by the healthcare industry (such as a contractor that derives significant revenue or profit from the construction of hospitals) as being engaged in the healthcare industry. We may invest without limit in companies that are not in the healthcare sector.

We leverage the expertise of Highland with regard to distressed investing and restructuring to make opportunistic investments in distressed companies. We utilize the Highland credit underwriting capability to identify the types of companies we believe will provide high current income and/or long-term capital appreciation. In addition to the investments in the healthcare industry, we may invest a portion of our capital in other opportunistic investments in which the Advisor has expertise and where we believe an opportunity exists to achieve above-average risk-adjusted yields and returns. These types of opportunities may include: (1) direct lending or origination investments, (2) investments in stressed or distressed situations, (3) structured product investments, (4) equity investments and (5) other investment opportunities not typically available in other BDCs. Opportunistic investments may range from broadly syndicated deals to direct lending deals in both private and public companies and may include foreign investments. We believe this is the best approach to achieving our dual mandate of attempting to generate a high yield while also attempting to produce capital appreciation.

We seek to invest primarily in securities deemed by the Advisor to be high income generating debt investments and income generating equity securities of privately held companies in the United States. We expect the portfolio will be concentrated primarily in senior floating rate debt securities, although we may invest without limit in securities which rank lower than senior secured instruments and may invest without limit in investments with a fixed rate of interest. We will buy syndicated loans, various tranches of CLOs and other debt instruments in the secondary market as well as originate debt so we can tailor the investment parameters more precisely to our needs. We also intend to invest a portion of the portfolio in equity securities that are non-income producing, when doing so will help us achieve our objective of long-term capital appreciation. We expect the size of our positions will range from $2 million to $25 million, although investments may be larger as our asset base increases. We may selectively make investments in amounts larger than $25 million in some of our portfolio companies. Prior to raising sufficient capital, we may make smaller investments.

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

As of December 31, 2014, our investment portfolio, with a total fair value of $10.3 million, consisted of interests in 11 portfolio companies (18% in first lien senior secured loans, 51% in second lien senior secured loans, 9% in corporate bonds, and 4% in asset-backed securities) and 1 sovereign foreign bond (representing 18% of our investment portfolio at fair value). As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 91.30% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.90% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

Recent Developments

On January 6, 2015, the Company entered into a senior, secured revolving credit facility (“the Credit Facility”) with State Street Bank and Trust Company (“State Street”), as lender and agent. Under the Credit Facility, State Street has agreed to extend credit to the Company in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on the Company’s total outstanding debt. Loans under the Credit Facility will bear interest (at the Company’s election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum. Interest is payable monthly in arrears. The Company will pay an unused commitment fee of 0.15% per annum on committed but unused amounts under the Credit Facility. All outstanding borrowings under the Credit Facility will mature and the principal, together with all accrued and unpaid interest, will be due and payable on January 5, 2016. In connection with the Credit Facility, the Company has also entered into a security agreement with State Street, both in its capacity as agent for the lenders under the Credit Facility and in its capacity as custodian to the Company, pursuant to which the Company grants State Street a security interest in all of the Company’s assets. State Street serves as the Company’s custodian and sub-administrator pursuant to separate agreements. The Credit Facility contains certain customary covenants including that senior securities representing indebtedness will not exceed 33 1/3% of the Company’s net assets. The Credit Facility also includes customary representations and warranties, conditions precedent to borrowings and events of default.

During January 2015, the Company declared a dividend of $0.05 per share. During February 2015, the Company declared dividends of $0.058 per share payable on February 27, 2015, and $0.058 per share payable on March 31, 2015.

Business & Investment Strategies

We focus our healthcare investments primarily on opportunities in companies we believe will benefit from the long-term changes in the healthcare industry as a result of the demographic of Baby Boomers and implementation of the Affordable Care Act (“ACA”). It is our belief that the changing demographic landscape in the United States, where approximately 10,000 people per day turn 65 and Americans are living longer and the implementation of the ACA will produce dramatic upheaval in the healthcare sector, affecting each sub-sector differently, and will produce a positive impact for some sub-sectors and a negative impact for others. We also believe some companies are better positioned to take advantage of these changes while others will consolidate with stronger players. Based on our deep understanding of the healthcare sector and the ACA legislation, we believe the process of implementation will take many years, creating a changing landscape for years to come.

Our primary areas of focus within the healthcare sector will be in the pharmaceuticals, devices, life sciences and facilities sub-sectors as we believe these will be the most significant beneficiaries of the ACA implementation. We will also make opportunistic investments, including short sales, in other sub-sectors we believe will fare poorly as a result of ACA. Although we believe the ACA will create tremendous upheaval for the healthcare industry, we also believe this upheaval will create substantial opportunities for investors with a knowledge of the ACA and how it will impact the industry.

However, the Advisor and its affiliates have a core competency in other, non-healthcare sectors, specifically in oil and gas and real estate, but also has vast experience investing in all economic sectors. When identifying potential middle-market investments for the portfolio, we focus on the attributes listed below. It is our belief that investments exhibiting these characteristics are the best investments to allow the Fund to meet its investment objective with an acceptable level of risk. The attributes discussed below are general guidelines and not all investment opportunities may exhibit each of these qualities. Each investment opportunity is analyzed on a case-by-case basis by our investment professionals and the portfolio manager:

•	Focus on growing economic sectors - We seek companies that operate in or focus a substantial amount of their resources on economic sectors we believe will benefit from the current economic environment, including primarily the healthcare sector. Our view is that some sectors will be adversely impacted by rising rates while others will see tangible benefits. We think companies in our perceived “winning” sectors represent a better risk profile for our investments.

•	High level of inherent value - We seek companies that have inherent value but need additional financing to implement their business plan fully and realize their full value. These businesses are typically smaller\ companies that cannot access traditional means of financing but have a solid business where additional investment of capital and economies of scale can unlock an outsized level of value. In some cases, we may take equity stakes in these businesses as well as debt positions to achieve our dual objectives of high current income and long-term capital appreciation.

•	Strong risk/reward characteristics - We seek investments where we believe we are compensated for the risk assumed. An investment opportunity may become more appealing if the terms of the investment are improved such as the interest rate, or if structural protections are added to decrease our perceived risk.

•	Proven management team - We seek companies that have proven management teams that understand the impact the upcoming regulatory and interest rate environment will have on their business. We are not seeking investments in start-up companies or companies with unproven technologies or business models or companies with relatively inexperienced management. Our view is that it will take experienced, seasoned veterans to understand and navigate the pitfalls resulting from the Federal Reserve’s actions regarding interest rates and quantitative easing as well as a potentially increasing tax environment and changes to the economy from implementation of the ACA. We believe these companies have a better chance of delivering value long-term to investors.

•	Strong cash flow and business models - We seek stable and proven businesses with strong cash flow that are able to adequately service their debt load. With an increase in interest rates, we believe financing will become more expensive and only companies with steady cash flow and business models will weather the storm. Businesses that have strong infrastructure, business models and processes will be better able to service their debt.

•	Stable and proven businesses - We seek companies that have a proven business model and strong strategic position within their industry. With the upheaval we believe will be evident in the next few years, we think growing a stable and proven business will be difficult enough. Trying to build out a new business model in a chaotic environment will be exponentially more difficult in our opinion and compensating for that level of risk will be difficult.

Potential Competitive Strengths

We believe the breadth, depth and experience of the Advisor’s senior management team, together with the extensive resources of Highland’s investment team, provides a significant advantage in sourcing, analyzing, monitoring and managing investment opportunities. The Advisor and its affiliates have a large back office operations team that has years of experience in settling and tracking bank loan investments. The Advisor and its affiliates also have a dedicated team that operates registered funds, works with third party service providers, interacts with portfolio managers to provide timely information and portfolio statistics, and has experience interacting with legal counsel, auditors, other third party service providers and a board of directors.

We believe the long-term investment horizon we are afforded through the business development company structure will allow us flexibility to find the investments that will deliver the highest value to our investors. Unlike a typical private equity or venture fund, we are not required to return capital once a liquidity event is realized in an underlying investment. With the uncertainties inherent in the Federal Reserve’s actions regarding interest rates and quantitative easing and the implementation of the ACA, particularly the delays in implementation already experienced, we believe it is difficult to make the best investment decisions if required to work under a finite time line. Because of the permanent capital vehicle structure, we believe we can offer an institutional-type strategy focused on the healthcare sector with institutional management capabilities to investors.

The Advisor and its affiliates have significant experience investing in the healthcare sector, across all sectors, all asset classes and in structured products. The Advisor and its affiliates’ investments have spanned the range from large capitalization companies that are publicly traded to small, privately held companies and to distressed companies that have been successfully turned around. We believe the Advisor and its affiliates’ expertise in underwriting credit across all sectors will give us an advantage in identifying and investing in the best middle-market companies in direct lending situations, syndicated loans and CLOs.

The Advisor and its affiliates’ credit platform has been through many credit cycles, and the Advisor and its affiliates remain a recognized leader in the credit space, winning numerous industry awards and recognition from peers. The Advisor and its affiliates have a proprietary credit underwriting process and maintains coverage of many public and non-public companies across all sectors. Investments are reviewed by the analyst team and approved by a credit committee that meets daily. The process includes on-going monitoring of all investments. Highland and its affiliates have a team of 11 investment professionals dedicated to the healthcare sector.

Investment Criteria/Guidelines

We believe there are currently, and will continue to be, significant investment opportunities in middle-market companies and larger private companies, particularly in the healthcare sector and particularly in income producing securities, in the United States. Additionally, we believe there continues to be attractive investment opportunities in the syndicated floating rate debt and CLO markets.

Target businesses will typically exhibit some or all of the following characteristics:

•	exposure to healthcare sub-sectors we believe will benefit from implementation of ACA;

•	exposure to non-healthcare sub-sectors we believe will benefit from a rising interest rate environment and the Federal Reserve’s policies in response to rising rates;

•	a U.S. base of operations;

•	an experienced management team executing a long-term growth strategy;

•	discernable downside protection through recurring revenue or strong tangible asset coverage;

•	defensible niche product/service;

•	products and services with distinctive competitive advantages or other barriers to entry;

•	stable and predictable free cash flows;

•	existing indebtedness that may be refinanced on attractive terms;

•	low technology and market risk;

•	strong customer relationships; and

•	low to moderate capital expenditure requirements.

Once fully ramped, our investments will generally be in the range of $2 million to $25 million primarily in debt securities of middle-market companies. We may selectively make investments in amounts larger than $25 million in some of our portfolio companies. Prior to raising sufficient capital, we may make smaller investments. We generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

We expect that deal flow and idea generation for investments will primarily originate from the Advisor and its affiliates’ existing and extensive network of informal and unconventional deal sources in the middle-market business community. Once potential investments have been identified, we, through our investment adviser, will conduct a rigorous due diligence process that draws from our investment adviser’s investment experience, industry expertise and network of contacts. Our investment adviser will then work with outside counsel to structure loans with strong creditor protections and contractual controls over borrower operations. Our investment adviser will work to obtain extensive operating and financial covenants, detailed reporting requirements, governance rights and board seats to protect our investment while allowing the borrower the necessary flexibility to successfully execute its business plan. We will actively monitor and manage our portfolio with regard to individual company performance as well as general market conditions. Investment decisions on new originations generally will include an analysis of the impact of the new loan on our broader portfolio, including a “top-down” assessment of portfolio structure and risk exposure.

Investments in Middle-Market Healthcare Companies

Our portfolio of middle-market investments will have a focus on companies in the healthcare sector as we believe there is a large and growing investment opportunity in this sector. Our belief is predicated on the growth of Americans 65 and older and upheaval we believe will result from implementation of the ACA and from the growing utilization of healthcare by the population. We believe that full implementation of the ACA will result in the largest restructuring of the healthcare industry since the passage of Medicare and Medicaid in the 1960’s. The stated purpose of the ACA is to enable all U.S. citizens to access affordable healthcare. The legislation seeks to do this by increasing the reach of Medicare and Medicaid, by imposing minimum requirements and rules for insurance companies with regard to the coverage and to whom they must offer it, by mandating coverage by large private employers, and by setting up exchanges for individuals who do not have access through their employer. In the process, we believe the ACA will transform the way patients access medical care as well as modernize the infrastructure of healthcare delivery. We believe this implementation will create distinct “winners” and “losers.” As such, identifying and investing in the winners and avoiding the losers should be a key to succeeding in the healthcare sector.

In addition to creating distinct “winners” and “losers,” we believe the industry will experience a large scale consolidation. As a result of implementation of the ACA and ongoing budget deficits at the U.S. federal and state level, we expect that the government will continue to squeeze healthcare providers, putting pressure on their profitability. We believe smaller participants in the industry will seek to consolidate to gain the necessary economies of scale. This will require a tremendous amount of capital. Also, the ACA, once fully implemented, should dramatically expand the number of users of healthcare services, creating demand for: (1) pharmaceuticals, (2) devices, (3) life sciences, (4) facilities and (5) insurance. In preparing to accommodate a large number of new participants in the healthcare model, we believe healthcare providers will require large amounts of capital to expand their businesses and modernize their technology and infrastructure.

Healthcare is a defensive and stable sector that has experienced out-sized growth and consistency during the past four decades. There are three primary growth drivers of healthcare: (1) demographics, (2) price inflation and (3) per-person utilization of care. The historical demographic growth rate has been 0.97%. Price inflation in healthcare has added an additional 5.30%, almost double the baseline U.S. GDP growth rate since 1970 of 2.90%. Utilization is a function of access to health insurance as well as aging demographics. In the past three decades, the population above age 90 has tripled and is expected to quadruple over the next three decades. Due to these drivers, healthcare has moved from 3% of GDP in 1980 to 18% today and is expected to continue to grow.

Investments in Middle-Market Non-Healthcare Companies

Since 2009, credit market conditions have improved as stability has returned to the U.S. financial system. The Federal Reserve instituted a zero interest rate policy and has been successful in keeping rates low across the yield curve. As a result, investor and business confidence has returned and the economy and employment have been growing, although slower than pre-2008. Despite the improvement, growth and employment remain sluggish. Despite these headwinds, we believe the healthcare sector continues to flourish. We believe that as interest rates rise, financing for middle-market companies in all sectors will become more difficult. The capital requirements of business in many sectors will be enormous in the coming years. These companies will, in our opinion, turn more and more to specialty finance vehicles, such as us, to procure the capital they need for growth. We view the financing of middle-market companies to be an underserved area, presenting enormous opportunities.

The U.S. Census Bureau statistics from its economic census in 2007 indicate there are over 40,000 U.S. businesses classified as “middle-market” (annual revenues between $50 million and $2.5 billion) while there are approximately only 1,200 companies with annual revenues in excess of $2.5 billion. We believe middle-market companies represent an outsized potential for growth compared to larger companies. Additionally, these companies require large amounts of capital to grow their businesses but have limited access to more traditional capital providers. Despite the size of the market, there are few providers of financing for middle-market companies. Underwriting credit to a private company requires more diligence and a specific skill set that large financial institutions typically do not possess and requires more time than they are willing to invest. It is this lack of access and competition that drives the opportunity, as it should allow us to pick the best companies and negotiate more favorable terms.

As a large percentage of our investments are expected to be in the form of floating rate debt, we will be able to create a portfolio of middle-market companies that we believe will have an increasing income stream over time, particularly as interest rates increase above their historic lows. Also, as floating rate debt reduces the interest rate risk inherent in longer duration credit instruments, we can build a portfolio that has mostly credit risk, which we believe the Advisor and its affiliates have significant experience at assessing.

Investments in Large Syndicated Floating Rate Debt

A large portion of the investments we make in middle-market companies are expected to be in the form of floating rate instruments. Also, a portion of the portfolio will be invested in large syndicated floating rate debt of non-public and public companies. Syndicated floating rate debts are loans originated by a bank to a corporation that are sold off, or syndicated, to investors in pieces. Floating rate loans have a base rate that adjusts periodically plus a spread over the base rate. The base rate is typically the three-month London Interbank Offered Rate, or LIBOR, and resets every 90 days. With rates resetting in an environment where the prevailing base rate is increasing, the income stream from a floating rate instrument will increase. Syndicated floating rate debt offers certain benefits:

High current income. Historically, floating rate loans have lower yields than high yield bonds, due in part to better credit and interest-rate risk profile, but still offer an attractive risk-reward income dynamic. However, today floating rate yields are comparable to high-yield bonds.

Adjustable coupon payment. Floating rate loans are structured so that interest rates reset on a predetermined schedule. When interest rates rise, coupon payments increase, and vice versa, with little lag time (typically 90 days or less). This feature greatly reduces the interest rate, or duration, risk inherent in high yield bonds, which typically never reset. Therefore, as rates rise, the value of a high yield bond should decline while the value of a floating rate loan should remain stable.

Priority in event of default. In the event of a default, floating rate loans typically have a higher position in a company’s capital structure, have first claim to assets and greater covenant protection than high yield bonds. As a result, floating rate loans have generally recovered a greater percentage of value than high yield bonds. Also, the default rate for floating rate loans has historically been lower than defaults of high yield bonds.

Reduced Volatility. The return of floating rate loans has historically had a low correlation to most asset classes and a negative correlation with some asset classes. Therefore, adding floating rate loans to a portfolio should reduce volatility and risk.

In our view, an allocation to large syndicated floating rate debt provides stable value with high current income and offers the portfolio liquidity.

Investments in CLOs

We view CLOs as an excellent way to gain exposure to syndicated floating rate debt at a less expensive price and higher yield with greater upside potential for capital appreciation while minimizing interest rate risk. CLO vehicles are entities formed to manage a portfolio of syndicated bank loans. The CLO vehicle raises capital by issuing equity and multiple tranches of debt and uses the proceeds to buy the underlying portfolio of syndicated bank loans. The syndicated bank loans the CLO is allowed to purchase is limited by criteria established within the documents governing the CLO. The CLO also has certain priority of payment provisions or “waterfall” provisions that benefit the higher rated debt tranches. Documents governing CLOs typically provide for adjustments to the “waterfall” in the event certain tests are triggered, diverting cash to the higher rated debt tranches.

We view CLOs as the last asset class that is still dislocated from the fallout in 2008, providing high income and high relative value. In our opinion, the long-term cost of capital that older vintage CLOs have secured is relatively cheap compared to current spreads and associated LIBOR floors. This creates opportunities to purchase certain equity and mezzanine tranches of CLO debt that may provide attractive risk-adjusted returns. The secondary market for CLO mezzanine debt and equity, although still small, has become more liquid since 2009. Additionally, Highland is one of the largest participants in the secondary market for CLO debt, which we believe gives us greater access to the asset class and potential opportunities.

Although we believe that CLOs that closed prior to 2008, or pre-2008 vintage, present excellent opportunities, we believe post-2010 CLOs, or post-2010 vintage, offer interesting features and potential value as well. Generally, these CLOs have a higher cost of capital and thus lower return for the equity tranche, but they offer appealing structural features that are superior to pre-2008 vintage CLOs. These features typically include: better credit enhancements, lower leverage, stronger collateral packages and lower fees to the collateral manager. We believe the pre-2008 vintage CLO market is large but that many of these CLOs are near the end of their reinvestment periods. We believe pre-2008 vintage CLOs will begin to wind down in the next few years and the sponsors will call the debt tranches at par. We believe that the CLO market was revived after 2010 and that new issuances of CLOs increased significantly in 2013. We therefore believe there will be long-term opportunities in CLO debt and equity tranches, as the post-2010 vintage CLO market continues to grow and pre-2008 vintage CLOs wind down. We may invest in both pre-2008 vintage and post-2010 vintage CLOs.

Investment Process Overview

Sourcing. We believe that identifying middle-market companies that represent attractive debt investment opportunities requires a different sourcing network than is required for investments in larger companies. Whereas larger companies typically hire an investment bank to help develop marketing materials and run a financing process involving a large number of potential lenders to ensure pricing is determined by the market, middle-market companies typically do not have the resources to hire large financial advisors or investment banks. While these lending opportunities are far less competitive, they are more difficult to source.

We expect that deal flow and idea generation for investments will primarily originate from the Advisor and its affiliates’ existing and extensive network of informal and unconventional deal sources in the middle-market business community. Built over 20 years, this deal sourcing network includes accountants, attorneys, bankers, brokers, insurance agents, consultants, private equity firms and financial advisors who have access to small-cap companies. Additionally, we have forged contacts specific to the healthcare and energy industry that includes all sub-sectors, as well as other sectors.

The contacts in the Advisor’s network generally operate outside of the established investment banking infrastructure and typically play a limited introductory role to companies and their management teams. In addition, the Advisor promotes a culture in which sourcing is considered a focus for all of its investment professionals.

Due Diligence. We believe it is critical to conduct extensive due diligence on investment targets, and in evaluating new investments. We, through our investment adviser, will conduct a rigorous due diligence process that draws from our investment adviser’s investment experience, industry expertise and network of contacts. Our investment adviser intends to conduct extensive due diligence and perform thorough credit analysis on each potential portfolio company investment. In conducting due diligence, we expect that our investment adviser will use publicly available information and private information provided by borrowers, their financial sponsors and their advisors. Our investment adviser expects to use its relationships with former and current management teams, consultants, competitors, bankers, private equity firms and investment bankers to gain further insights into businesses and industries, generally, and our potential portfolio companies, specifically.

Our due diligence will typically include the following elements (although not all elements will necessarily form part of each due diligence review):

•	thorough review of historical and pro forma financial information, including an analysis of collateral coverage, cash flow and valuation multiples and quality of earnings;

•	review of capital structure, including leverage and equity amounts, participants and intercreditor arrangements;

•	analysis of the business of the prospective portfolio company, including drivers of growth, customer and supplier concentrations, fixed versus variable costs and sensitivity analyses (with a focus on downside scenario analysis);

•	analysis of the industry in which the prospective portfolio company operates, including its competitive position, industry size and growth rates, competitive outlook, barriers to entry, and technological, regulatory and similar considerations;

•	interviews with management, employees, customers and vendors and analysis of management’s track record, quality, breadth and depth;

•	anticipated form of any potential restructuring, potential liquidation value and potential for collateral impairment;

•	preparation or review of material contracts and loan documents;

•	anticipated timing of covenant breaches and default cure provisions;

•	research relating to the company’s business, industry, markets, products and services;

•	background checks on key managers when appropriate; and

•	third-party research relating to the company’s management, industry, markets, products and services and competitors.

Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants as well as other outside advisers, as appropriate.

Structuring Originations. Our investment adviser’s team has substantial expertise in structuring and documenting loans originated to middle-market companies. Our investment adviser works with outside counsel to structure loans with strong creditor protections and contractual controls over borrower operations. Our investment adviser works to obtain extensive operating and financial covenants, detailed reporting requirements, governance rights and board seats to protect our investment while allowing the borrower the necessary flexibility to successfully execute its business plan. We believe that our investment adviser’s extensive experience allows it to anticipate issues and maximize our potential recovery upon the occurrence of adverse events, and our investment adviser is able to seek to structure our loan and credit documentation to protect us from risks identified in the due diligence process. Our investment adviser also evaluates the broader capital structure of the borrower to ensure that we have strong rights as compared to other participants in the borrower’s capital structure.

Portfolio Management and Monitoring. We actively monitor and manage our portfolio with regard to individual company performance as well as general market conditions. Investment decisions on new originations generally include an analysis of the impact of the new loan on our broader portfolio, including a “top-down” assessment of portfolio structure and risk exposure. This assessment includes a review of portfolio concentration by issuer, industry, geography and type of credit as well as an evaluation of our portfolio’s exposure to macroeconomic factors and cyclical trends.

We believe that consistent, active monitoring of individual companies and the broader market is integral to portfolio management and a critical component of our investment process. Our investment adviser uses several methods of evaluating and monitoring the performance and fair value of our investments, including the following:

•	frequent discussions with management and sponsors, including board observation rights where possible;

•	comparing/analyzing financial performance to the portfolio company’s business plan, as well as our internal projections developed at underwriting;

•	tracking portfolio company compliance with covenants, as well as other metrics identified at the initial investment stage, such as acquisitions, divestitures, product development and specified management hires; and

•	periodic review of each asset in the portfolio and more rigorous monitoring of “watch list” positions.

Competition

Our primary competitors to provide financing to middle-market companies will include public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. As the economic recovery continues, we expect that we may face enhanced competition in the future. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a business development company and that the Code will impose on us as a RIC. For additional information concerning the competitive risks we face, see “Risk Factors—Risks Relating to our Business and Structure—The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.”

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by our investment adviser. Our officers will be employees of the Advisor. Some of our executive officers described under “Management of the Company” are also officers of the Advisor. See “The Adviser and the Administrator—Administration Agreement.”

Regulation

We intend to file an election to be treated as a business development company under the 1940 Act and to elect to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the fair value of such securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations to the extent that we are permitted to engage in such hedging transactions without registering with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and may be changed without stockholder approval.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the U.S. Securities and Exchange Commission (“SEC”). An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.	is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

ii.	is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.

2.	Securities of any eligible portfolio company which we control.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

The regulations defining and interpreting qualifying assets may change over time. We expect to adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. When a business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. As our administrator, the Advisor has agreed to provide such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse the Advisor for the actual costs incurred in providing managerial assistance on our behalf, subject to the review and approval by our board of directors, including our independent directors.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Our investment adviser intends to monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase.

We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to our Business and Structure—Regulations governing our operation as a business development company will affect our ability to raise, and the way in which we raise, additional debt or equity capital.”

Code of Ethics

We and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is attached as an exhibit to the registration statement of which this prospectus is a part, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment adviser. The Proxy Voting Policies and Procedures of our investment adviser are described below. The guidelines are reviewed periodically by our investment adviser and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to our investment adviser.

Introduction

As an investment adviser registered under the Investment Advisers Act of 1940, as amended (“Advisers Act”), we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under the Advisers Act.

Proxy Policies

We vote proxies relating to our clients’ portfolio securities in what we perceive to be the best interest of our clients’ stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. In most cases, we will vote in favor of proposals that we believe are likely to increase the value of our clients’ portfolio securities. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we will disclose such conflicts, including to us, and may request guidance on how to vote such proxies.

Proxy Voting Records

You may obtain information without charge about how we voted proxies by making a written request for proxy voting information to: Investor Relations, 300 Crescent Court, Suite 700, Dallas, Texas 75201, or by calling us collect at (877) 667-1287.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders. The only information we collect from you is your name, address, number of shares you hold and your social security number. This information is used only so that we can send you annual reports and other information about us, and send you proxy statements or other information required by law. We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone except as described below.

•	Authorized Employees of NexPoint Advisors and Its Affiliates. It is our policy that only authorized employees of the Advisor and its affiliates with a legitimate business need for the information will have access to it.

•	Service Providers. We may disclose your personal information to companies that provide services on our behalf, such as record keeping, processing your trades, and mailing you information. These companies are required to protect your information and use it solely for the purpose for which they received it.

•	Courts and Government Officials. If required by law, we may disclose your personal information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by business development companies with affiliates to prohibit “joint” transactions among entities that share a common investment adviser. Although we are seeking such relief, the staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the investment adviser negotiates no term other than price and certain other conditions are met. The staff of the SEC has not granted such no-action relief to either us or the Advisor. Except in certain limited circumstances, we will be unable to invest in any issuer in which another account sponsored or managed by our investment adviser has previously invested.

We will be subject to periodic examination by the SEC for compliance with the 1940 Act. Under the 1940 Act, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and the Advisor will each be required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

We are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board, closely approximates the fair value of such securities.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

•	pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, beginning with our fiscal year ending December 31, 2015, our management must prepare an annual report regarding its assessment of our internal control over financial reporting.

•	pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under it. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance with that act.

Brokerage Allocation and Other Practices

Since we intend to generally acquire and dispose of our investments in privately negotiated transactions, we expect to infrequently use brokers in the normal course of our business. Subject to policies established by our board of directors, the Advisor will be primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. The Advisor does not execute transactions through any particular broker or dealer, but seeks to obtain the best net results for us, considering such factors as (i) price (including the applicable brokerage commission or dealer spread), (ii) size of the order, (iii) difficulty of execution , (iv) operational facilities of the firm, (v) promptness of execution and past history in executing orders, (vi) clearance and settlement capabilities, (vii) research capabilities, (viii) access to markets and distribution network, (ix) the firm’s risk and skill in positioning blocks of securities and (x) trade error rate and ability or willingness to correct errors. While the Advisor will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, the Advisor may select a broker based partly upon brokerage, research or other services provided to it and us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if the Advisor determines in good faith that such commission is reasonable in relation to the services provided.

Taxation as a RIC

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on our undistributed income and gains unless we distribute in a timely manner dividends of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of the excess of our capital gains over our capital losses (“capital gain net income”) adjusted for ordinary losses, for the one-year period ending October 31 in that calendar year and (3) any income or gains realized, but not distributed, in the preceding year and on which we did not pay any U.S. federal corporate income tax (the “Excise Tax Avoidance Requirement”). We reserve the right to retain a portion of our taxable income and to pay U.S. federal excise tax with respect to such income.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year;

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with Payment-In-Kind (“PIK”) interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our disqualification as a RIC.

We may invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us to the extent necessary in order to seek to ensure that we distribute sufficient income that we do not become subject to U.S. federal income or excise tax.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations may be required to pay U.S. federal, state and local corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

For purposes of the 90% Income Test, income that we earn from equity interests in certain entities that are not treated as corporations or as qualified publicly traded partnerships for U.S. federal income tax purposes (e.g., certain CLOs that are treated as partnerships) will generally have the same character for us as in the hands of such an entity; consequently, we may be required to limit our equity investments in any such entities that earn fee income, rental income, or other non-qualifying income.

Some of the CLOs in which we invest may constitute “passive foreign investment companies” (“PFICs”). Because we acquire interests treated as equity for U.S. federal income tax purposes in PFICs (including equity tranche investments and certain debt tranche investments in CLOs that are PFICs), we may be subject to federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us (i.e. a “deemed distribution”). Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and we must distribute such income to satisfy the Distribution Requirements.

If we hold more than 10% of the interests treated as equity for U.S. federal income tax purposes in a foreign corporation that is treated as a controlled foreign corporation (“CFC”), including equity tranche investments and certain debt tranche investments in a CLO treated as CFC, we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. This deemed distribution is required to be included in the income of a U.S. Shareholder of a CFC regardless of whether the shareholder has made a QEF election with respect to such CFC. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Distribution Requirements.

Legislation enacted in 2010 imposes a withholding tax of 30% on payments of U.S. source interest and dividends paid after June 30, 2014, or gross proceeds from the disposition of an instrument that produces U.S. source interest or dividends, as well as certain capital dividends, paid after December 31, 2016, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its United States account holders and its United States owners. Most CLOs in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO, which could materially and adversely affect our operating results and cash flows.

Pursuant to a notice issued by the Internal Revenue Service (“IRS”) and Treasury Regulations that have yet to be issued but may apply retroactively, a portion of our income (including income allocated from certain pass-through entities) that is attributable to a residual interest in a real estate mortgage investment conduit or taxable mortgage pool (referred to in the Code as an “excess inclusion”) will be subject to U.S. federal income tax in all events. In general, any excess inclusion income allocated to all of our stockholders (1) generally cannot be offset by net operating losses, (2) will constitute unrelated business taxable income (“UBTI”) to entities (including qualified retirement plans and certain other tax-exempt entities) subject to tax on UBTI, thereby potentially requiring such an entity that is allocated excess inclusion income to file a tax return and pay tax on such income, and (3) in the case of Non-U.S. stockholders, no exemption or reduction in U.S. nonresident withholding tax will apply to such excess inclusion income. The IRS notice and related Treasury Regulations further provide that any excess inclusion income we earn will be allocated to our stockholders in proportion to the dividends received by our stockholders, with the same consequences as if our stockholders held the related residual interest directly. As a result, any excess inclusion income earned by us directly or indirectly (in the manner described above) may be treated as passed through and earned by our stockholders who would be subject to tax currently to the extent of each such stockholder’s share of such excess inclusion income. Although we do not expect to make investments that generate or pass-through excess inclusion income in the manner described above, we may make such investments, and may need to make certain elections set forth in the IRS notice governing such matters.

Item 1A.	Risk Factors.

Before you invest in our shares you should be aware of various risks associated with an investment in shares of our common stock, as well as risks generally associated with investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. You should carefully consider these risk factors, together with all of the other information included in this prospectus before you decide whether to make an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Relating to our Business and Structure

We are a relatively new company with a limited operating history.

We were organized in Delaware on September 30, 2013 and commenced operations on September 2, 2014. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

Our investment adviser’s lack of experience in operating under the constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objective.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by the Advisor and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Neither we nor our investment adviser has any experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. As a result, we cannot assure you that our investment adviser will be able to operate our business successfully under these constraints. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies and possibly lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to do so on favorable terms, or at all. For example, we may have difficulty finding a buyer and, even if we do find a buyer, we may have to sell such investments for less than we could have received if we were able to sell them at a later time.

We depend upon key personnel of the Advisor and its affiliates.

We are an externally managed business development company and therefore we do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of our investment adviser to achieve our investment objective. We expect that our investment adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement.

We depend upon the senior professionals of our investment adviser to maintain relationships with potential sources of lending opportunities, and we intend to rely heavily upon these relationships to provide us with potential investment opportunities. We cannot assure you that these individuals will continue to indirectly provide investment advice to us. We do not intend to purchase any “key person” insurance coverage respecting such investment personnel. If these individuals do not maintain their existing relationships with our investment adviser, maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of our investment adviser have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

If our investment adviser is unable to manage our investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective will depend upon our ability to manage and grow our business. This will depend, in turn, on our investment adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon our investment adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our investment adviser will have substantial responsibilities under the Investment Advisory Agreement. The personnel of our investment adviser are engaged in other business activities and may be called upon to provide managerial assistance to our portfolio companies, either of which could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

An investment in our shares is not an investment in existing funds, accounts or other investment vehicles managed by the Advisor or its affiliates. Our performance, therefore, is distinct from the prior performance of such entities.

Our primary focus in making investments generally differs from that of existing investment funds, accounts or other investment vehicles that are or have been managed or sponsored by the Advisor or its affiliates. In addition, investors in our common stock are not acquiring an interest in any such investment funds, accounts or other investment vehicles that are or have been managed or sponsored by the Advisor or its affiliates. While we may consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed or sponsored by the Advisor or its affiliates, our ability to make such investments will be limited by the 1940 Act, including, potentially, requiring the prior approval of our independent directors and, in some cases, SEC exemptive relief. We can offer no assurance that we will obtain such approvals or exemptive relief or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by the Advisor or its affiliates, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments we plan to make in middle- market companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, as competition for investment opportunities increases, alternative investment vehicles, such as hedge funds, may invest in middle-market companies. As a result of these new entrants, competition for investment opportunities in middle-market companies may intensify. Many of our potential competitors are substantially larger and have access to considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us which could allow them to offer more favorable terms to borrowers. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. Participants in our industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. We will not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may reduce our net investment income and increase our risk of credit loss.

The global capital markets are in a period of disruption and instability. These market conditions materially and adversely affected debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

Beginning in 2007, and continuing through 2012, the global capital markets experienced a period of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on securities perceived to be risk free, such as U.S. Treasuries, as well as a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk in the syndicated loan market. These events were accompanied by the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of certain major financial institutions. These events contributed to a worsening of general economic conditions that materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions may return or worsen in the future including as a result of the U.S. government spending cuts that took effect on March 1, 2013, the U.S. government shutdown in October 2013 or any further spending cuts or shutdowns.

Since 2010, several European Union countries, including Greece, Spain, Italy, Portugal and Ireland, have faced severe budget issues, some of which are disrupting the economies of those countries and other European Union countries. There have been significant concerns about national-level support for the euro and the coordination of fiscal and wage policy among European Economic and Monetary Union-member countries, and these concerns may persist or worsen. In addition, one or more nations in the euro zone, such as Greece, may cease to use the euro as their currency. The ramifications of any such actions are unclear, and any such action may have a substantial adverse impact on the level of economic activity in Europe and in the United States. Any return of the U.S. or global economic downturn or a recession period in the United States could adversely impact our investments. In addition, social and political tensions and conflict around the world, and particularly in the Middle East, may continue to contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause further economic uncertainty or deterioration in the United States and worldwide. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets, the global economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so, and we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.

While these conditions persist, we and other companies in the financial services sector may be required to, or may choose to, seek access to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to certain limited exceptions, as a business development company, we are not generally able to issue and sell our common stock at a price below net asset value per share without first obtaining approval for such issuance from our stockholders and independent directors. In addition, the debt capital that will be available to us, if at all, may be at a higher cost and on terms and conditions that may be less favorable than we expect, which, if incurred, could negatively affect our financial performance and results in the future. In addition, the portfolio companies in which we invest may not be able to service or refinance their debt, which could materially and adversely affect our financial condition, as we could experience reduced income or even losses. The inability to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations. Another prolonged period of market illiquidity may also cause us to reduce the volume of loans we originate and/or fund below historical levels and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition and results of operations.

Moreover, recent market conditions have made, and may in the future make, it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

Capital markets volatility also affects our investment valuations. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our valuations.

We intend to elect to be treated as a RIC. If we are unable to qualify as a RIC, we will be subject to corporate-level income tax.

We intend to elect to be treated as a RIC under the Code. To qualify as a RIC under the Code and obtain RIC tax benefits, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute as dividends for each taxable year at least 90% of our investment company taxable income, which generally is our ordinary income and realized net short term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use preferred stock or debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under preferred stock or loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax benefits. If we fail to make sufficient distributions, as a result of contractual restrictions or otherwise, we may become subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid middle-market private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for RIC tax benefits for any reason and remain or become subject to corporate income tax, the resulting corporate- level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends, and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. To the extent that we pay our required distributions and such distributions exceed our current and accumulated earnings and profits, such excess distributions will be treated first as a return of capital to the extent of a stockholder’s tax basis in his or her shares, and then as a capital gain. Reducing a stockholder’s tax basis will have the effect of increasing his or her gain (or reducing loss) on a subsequent sale of shares. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

Our distribution proceeds may exceed our net investment income, particularly during the period before we have substantially invested the net proceeds from our public offering. As a result, portions of the distributions that we make may represent a return of capital to you for tax purposes, which will lower your tax basis in your shares and reduce the amount of funds we have available for investment in targeted assets. We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flow from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of this offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our net investment income or cash flows from operations. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. A return of capital is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deduction of the fees and expenses payable in connection with the offering, including any fees payable to our investment adviser. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

As a result, we may have difficulty meeting the RIC tax requirement to distribute at least 90% of our investment company taxable income. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate-level income tax.

We may retain a portion of our earnings and be subject to excise tax on such earnings.

In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no federal income tax. We reserve the right to retain a portion of our taxable income and to pay U.S. federal excise tax with respect to such income.

If we make loans to borrowers that include PIK interest or accretion of original issue discount provisions, this could increase the risk of default by our borrowers.

Some of the loans we make or acquire may provide for the payment by borrowers of PIK interest or accreted original issue discount at maturity. Such loans have the effect of deferring a borrower’s payment obligation until the end of the term of the loan, which may make it difficult for us to identify and address developing problems with borrowers in terms of their ability to repay us. Particularly in a rising interest rate environment, loans containing PIK and original issue discount provisions can give rise to negative amortization on a loan, resulting in a borrower owing more at the end of the term of a loan than what it owed when the loan was originated. Any such developments may increase the risk of default on our loans by borrowers.

Any PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees payable by us to our investment adviser.

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to our investment adviser is based on the value of our consolidated gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us regardless of whether the PIK interest income is ever realized. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to our investment adviser.

Regulations governing our operation as a business development company will affect our ability to raise, and the way in which we raise, additional debt or equity capital.

We expect that we will require a substantial amount of capital in addition to the net proceeds of this offering. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a business development company to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness.

Senior Securities. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, and preferred stockholders would have separate voting rights, dividend and liquidation rights, and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

Additional Common Stock. Our board may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within 12 months prior to such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board, closely approximates the fair value of such securities. We also may conduct rights offerings at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing additional common stock or senior securities convertible into, or exchangeable for, our common stock, the ownership percentage of our stockholders at that time would decrease, and our stockholders may experience dilution.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if eventually passed, would modify this section of the 1940 Act and increases the amount of debt that BDCs may incur by modifying the asset coverage requirement from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

If we enter into securitization transactions, we may be subject to additional risks.

In addition to issuing securities to raise capital as described above, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance require us to consolidate the securitization vehicle’s financial statements with our financial statements, any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We would have no direct ability to enforce the payment obligations on the loans contributed to the securitization vehicle. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid. Any fee payable under any servicing or collateral management agreement in respect of the securitization would be offset in an amount equal to the base management fee payable under the Investment Advisory Agreement.

As part of the securitization transaction, we would likely enter into an agreement under which we would be required to repurchase any loan (or participation interest therein) which was sold to the securitization vehicle in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold.

The structure of a securitization transaction is intended to prevent, in the event of our bankruptcy, the consolidation of the securitization vehicle with our operations. If the true sale of these assets were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the securitization vehicle for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the securitization transaction, which would equal the full amount of debt of the securitization vehicle reflected on our consolidated balance sheet.

Recourse to us by the securitization vehicle would be limited and generally consistent with the terms of other similarly structured finance transactions. In a securitization transaction, we would sell and/or contribute to the securitization vehicle all of our ownership interest in certain of our portfolio loans and participations for the purchase price and other consideration set forth in the securitization agreement. This transfer would be structured by its terms to provide limited recourse to us by the securitization vehicle relating to certain representations and warranties with respect to certain characteristics including title and quality of the portfolio loans that were transferred to the securitization vehicle. If we breached these representations and warranties and such breach materially and adversely affected the value of the portfolio loans or the interests of holders of notes issued by the securitization vehicle, then we could be required to (a) cure such breach in all material respects, (b) repurchase the portfolio loan or loans subject to such breach or (c) remove the portfolio loan or loans subject to such breach from the pool of loans and other assets held by the securitization vehicle and substitute a portfolio loan or loans that meet the requirements of the securitization documents. This repurchase and substitution obligation of us would constitute the sole remedy available against us for any breach of a representation or warranty related to the portfolio loans transferred to the securitization vehicle.

We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. We expect to incur leverage through a credit facility and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. On January 6, 2015, the Company entered into a senior, secured revolving credit facility with State Street, as lender and agent. Under the Credit Facility, State Street has agreed to extend credit to the Company in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on the Company’s total outstanding debt. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments into which we may enter. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses.

If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to our investment adviser.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt at a time when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board’s assessment of market conditions and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit on terms acceptable to us or at all.

On January 6, 2015, the Company entered into a senior, secured revolving credit facility with State Street, as lender and agent. Under the Credit Facility, State Street has agreed to extend credit to the Company in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on the Company’s total outstanding debt.

In addition, the terms of the credit facility with State Street and any other indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our status as a RIC under the Code.

Furthermore, the terms of any credit facility and other indebtedness that we incur in the future may contain various covenants which, if not complied with, could accelerate repayment, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.

Assuming the utilization of leverage in the amount of 30% of the Company’s total assets and an annual interest rate of 1.50% payable on such leverage based on market rates as of December 31, 2014, the additional income that the Company must earn (net of expenses) in order to cover such leverage is 0.6% of net asset value (NAV). Actual costs of leverage may be higher or lower than that assumed in the example.

The following table is designed to illustrate the effect on the return to a holder of the Company’s common stock of leverage in the amount of approximately 30% of the Company’s total assets, assuming hypothetical annual returns of the Company’s investment portfolio of minus 10% to plus 10%. As the table shows, leverage generally increases the return to holders of common shares when portfolio return is positive and greater than the cost of leverage and decreases when the return is negative or less than the cost of leverage. The figures appearing in the table are hypothetical and actual returns may be greater or less than those appearing in the table.

Assumed Return on Our Portfolio (Net of Expenses)	-10%	-5%	0%	5%	10%

Corresponding return to common stockholder	-14.9%	-7.8%	-0.6%	6.5%	13.6%

We may enter into reverse repurchase agreements, which are another form of leverage.

We may enter into reverse repurchase agreements. A repurchase agreement is an agreement by a bank or other financial institution to buy securities or another asset with a corresponding agreement that it will resell these same securities or asset to the same seller for an agreed-upon price on a certain day (often the next day). A reverse repurchase agreement is the same as a repurchase agreement, but from the perspective of the buyer rather than the seller. Under a reverse repurchase agreement, we will pledge our assets as collateral to secure a short- term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly release our collateral.

Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but we will remain obligated to repurchase pursuant to the terms of the repurchase agreement.

In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged.

Reverse repurchase agreements are considered leverage under the 1940 Act. We may “set aside” liquid assets, or engage in other appropriate measures, to “cover” obligations with respect to transactions in reverse repurchase agreements. As a result of such segregation, our obligations under such transactions will not be considered senior securities representing indebtedness for purposes of the 1940 Act and our use of leverage through reverse repurchase agreements will not be limited by the 1940 Act.

We are exposed to risks resulting from the current low interest rate environment.

Since we will borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. The current, historically low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay dividends. Any such developments would result in a decline in our net asset value and in the trading price of our common stock.

When interest rates increase, floating rate interest rate reset features on debt instruments may make it more difficult for borrowers to repay their loans, and separately, will make it easier for the Advisor to meet its income incentive fee threshold without any additional effort.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, particularly since our strategy includes investments in floating rate loans. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle and may result in a substantial increase of the amount of incentive fees payable to the Advisor with respect to Pre- Incentive Fee Net Investment Income.

There is also a risk that our borrowers will be unable to pay escalating interest amounts if general interest rates rise, resulting in a default under their loan documents with us. This could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, increasing payment obligations under floating rate loans may cause borrowers to refinance or otherwise repay our loans earlier than they otherwise would, requiring us to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans. We expect that many of our debt investments will include floating interest rates that reset on a periodic basis and typically do not require the borrowers to pay down the outstanding principal of such debt prior to maturity. These features of our debt investments will increase our risk of losing a substantial amount of our investments if borrowers are unable to pay the increased interest resulting from these reset provisions or if borrowers are unable to repay or refinance their debts at maturity.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

If we lose our status as a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility. For example, if we were to be regulated as a closed-end investment company under the 1940 Act, we would be further limited in the amount of leverage we could incur and would face additional restrictions governing our ability to engage in transactions with our affiliates.

Since we intend to use debt to finance our investments, and we may use debt financing subsequent to this offering, changes in interest rates may affect our cost of capital and net investment income.

Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. Conversely, in periods of falling interest rates, the probability that our loans and other investments in portfolio companies will be pre-paid increases. In such periods, we can offer no assurance that we will be able to make new loans on the same terms, or at all. If we cannot make new loans on terms that are the same or better than the investments that are repaid, then our results of operations and financial condition will be adversely affected. We expect that our investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the CFTC, unless we register with the CFTC as a commodity pool operator.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee Hurdle Rate and may result in a substantial increase in the amount of incentive fees payable to our investment adviser with respect to Pre-Incentive Fee Net Investment Income.

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with our investment adviser, there may be times when our investment adviser has interests that differ from those of our stockholders, giving rise to a conflict of interest.

There are conflicts of interest related to the obligations of the Advisor or its affiliates to other clients.

Our investment adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those other entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, our investment adviser and its affiliates manage or sponsor other investment funds, accounts or other investment vehicles. Our investment objective may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, our investment adviser may face conflicts of interest in the allocation of investment opportunities among us and other investment funds, accounts or other investment vehicles advised by or affiliated with our investment adviser. Our investment adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. Where we are able to co- invest consistent with the requirements of the 1940 Act, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, the opportunity will be allocated in accordance with our investment adviser’s pre-transaction determination. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our investment adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient loan amounts were available. However, there can be no assurance that we will be able to participate in all suitable investment opportunities. Where we are unable to co-invest consistent with the requirements of the 1940 Act, our investment adviser’s allocation policy provides for investments to be allocated on a random or rotational basis to assure that all of its clients have fair and equitable access to such investment opportunities.

Our investment adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Principals of our investment adviser and its affiliates may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. If we obtain material nonpublic information with respect to public companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Our management and incentive fee structure may create incentives for our investment adviser that are not fully aligned with the interests of our stockholders and may induce our investment adviser to make speculative investments.

In the course of our investing activities, we will pay management and incentive fees to our investment adviser. The incentive fee payable by us to our investment adviser may create an incentive for our investment adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. The management fee is based on our consolidated gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because the management fee is based on our consolidated gross assets, our investment adviser will benefit if and when we issue additional equity, incur debt or use leverage. The use of leverage will increase the likelihood of default under any credit facility or other debt instruments we enter into, which would disfavor the holders of our common stock, including investors in this offering.

Under the incentive fee structure, our investment adviser may benefit when capital gains are recognized and, because our investment adviser determines when a holding is sold, our investment adviser controls the timing of the recognition of such capital gains. Our board is charged with protecting our interests by monitoring how our investment adviser addresses these and other conflicts of interest associated with its management services and compensation. While they are not expected to review or approve each investment or realization, our independent directors will periodically review our investment adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether such fees and our expenses (including those related to leverage) remain appropriate. As a result of this arrangement, our investment adviser or its affiliates may from time to time have interests that differ from those of our stockholders. Unlike that portion of the incentive fee based on income, there is no Hurdle Rate applicable to the incentive fee based on net capital gains. As a result, our investment adviser may seek to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The Investment Advisory Agreement and the Administration Agreement with the Advisor were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to our investment adviser, may not be as favorable to us as they might be had they been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with our investment adviser, our administrator and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders.

Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of our independent directors. Our investment adviser and its affiliates, including persons that control, are controlled by, or are under common control with, us or our investment adviser, are also considered to be our affiliates under the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into “joint” transactions with such affiliates without the prior approval of our independent directors and, in some cases, exemptive relief from the SEC.

We may, however, invest alongside our investment adviser’s, and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also invest alongside our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of our investment adviser and its affiliates. Under this allocation policy, a calculation, based on the type of investment, will be applied to determine the amount of each opportunity to be allocated to us. This allocation policy will be periodically reviewed by our investment adviser and approved by our independent directors. We expect that these determinations will be made similarly for other accounts sponsored or managed by our investment adviser and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our investment adviser’s pre- transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our investment adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other accounts managed by our investment adviser or its affiliates is not permitted or appropriate, our investment adviser and its affiliates will need to decide which client will proceed with the investment. Our investment adviser’s allocation policy provides, in such circumstances, for investments to be allocated on a random or rotational basis to assure that all clients have fair and equitable access to such investment opportunities. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by our investment adviser or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

The Advisor may be entitled to receive substantial compensation from us when we consummate a liquidity event, which could negatively impact our investment returns.

In the future, our board of directors will consider various types of transactions to provide liquidity to stockholders, including: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or securities of a listed company; and (3) a sale of all or substantially all of our assets for cash or other consideration. In the event that our board of directors approves a sale or merger of our company, it is likely that such a transaction would cause a termination of the Investment Advisory Agreement. Upon the termination of the Investment Advisory Agreement, we would be potentially required to make a one-time payment to the Advisor in an amount based upon the market value of its interest in us as of the date of termination. This potential obligation to make a substantial payment to the Advisor in the event of sale or merger of our company or sale of our assets may limit the amount that our stockholders will receive upon the consummation of a liquidity event and create a conflict of interest for those directors who are affiliated with the Advisor.

Because we expect to distribute substantially all of our ordinary income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms, or at all.

We will need capital to fund growth in our investment portfolio in addition to the net proceeds of this offering. We may issue debt or equity securities or borrow from financial institutions in order to obtain this additional capital. A reduction in the availability of new capital could limit our ability to grow. We will be required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our RIC status. As a result, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund new investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

Many of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board will determine the fair value of these securities in good faith as described elsewhere in this prospectus. In connection with that determination, investment professionals from our investment adviser will provide our board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our investment adviser’s investment professionals in our valuation process, and the indirect pecuniary interest in our investment adviser by certain members of our board, could result in a conflict of interest as the management fee paid to our investment adviser is based, in part, on our consolidated gross assets.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors. As a result, there will be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Discussion of Operating Plans — Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are expected to be classified as Level 3 under ASC Topic 820, Fair Value Measurement. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments requires significant management judgment or estimation.

Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. Consensus pricing is a methodology for the determination of fair value based on quotations from market makers. These quotations include a disclaimer that the market maker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of one or more independent service providers to review the valuation of these securities periodically. The types of factors that the board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the determination of fair value and thus the amount of unrealized losses we may incur in any year, is, to a degree, subjective, in that it is based on unobservable inputs and certain assumptions. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly the valuation of our portfolio to reflect our board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as a net change in unrealized appreciation or depreciation.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the senior securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations that will continue for several years following its enactment. The effects of the Dodd- Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses we hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this prospectus and may shift our investment focus from the areas of expertise of our investment adviser to other types of investments in which our investment adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Our board may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects of any such changes may adversely affect our business and impact our ability to make distributions and since our shares are not expected to be listed on a national securities exchange for the foreseeable future, stockholders will be limited in their ability to sell their shares in response to any changes in our investment objective, operating policies and strategies.

We will incur significant costs as a result of being a public company.

As a public company, we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

Provisions of the General Corporation Law of the State of Delaware and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

The General Corporation Law of the State of Delaware, or the DGCL, contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our board of directors will adopt a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our directors who are not “interested persons.” If the resolution exempting business combinations is repealed or our board does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation classifying our board in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our board to classify or reclassify shares of our unissued preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our certificate of incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders. In addition, if we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights, dividend and liquidation rights, and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock.

Our investment adviser can resign on 120 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 120 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

The Advisor has the right to resign under the Administration Agreement, whether we have found a replacement or not. If the Advisor resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Advisor. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our operations may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

We are an “emerging growth company,” and we do not know if such status will make our common stock less attractive to investors.

We currently are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, signed into law on April 5, 2012. We will remain an emerging growth company until the earliest of:

•	the last day of our fiscal year ending December 31, 2019;

•	the last day of our fiscal year in which our total annual gross revenues first exceed $1 billion;

•	the date on which we have, during the prior three-year period, issued more than $1 billion in non- convertible debt; and

•	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, as of the last business day of our prior second fiscal quarter, and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

We intend to take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our common stock. For example, while we are an emerging growth company, we will take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and the extended transition period available to emerging growth companies to comply with “new or revised accounting standards” until those standards are applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

As a public company, we will be subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we will be subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Beginning with our fiscal year ending December 31, 2015, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. Once we no longer qualify as an emerging growth company, Section 404 of the Sarbanes-Oxley Act will generally require an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

As a newly-formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We depend on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay dividends to our stockholders.

Our business depends on the communications and information systems of the Advisor. In addition, certain of these systems are provided to the Advisor by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire the Advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interest as a stockholder and could reduce the earnings per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to the Advisor under the Investment Advisory Agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are being paid by the Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute your investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to the Advisor, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Currently, individuals employed by the Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a standalone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from effectively managing our investments.

Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending such claims, which would reduce the amount of funds we have available for investment in targeted assets.

Risks Related to our Investments

Our investments may be risky, and you could lose all or part of your investment.

We were recently formed to invest primarily in debt investments and to a lesser extent, selected equity investments in middle-market healthcare companies. The portfolio companies in which we invest may have, or may be permitted to incur, other debt ranking equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have sufficient assets to repay its obligation to us in full, or at all. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Secured Loans. When we extend first lien senior secured, second lien senior secured and unitranche loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in the case of first lien loans, our lien may be subordinated to claims of other creditors and, in the case of second lien loans, our lien will be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

The rights we may have with respect to the collateral securing loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations benefiting from first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

•	the ability to commence enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Mezzanine Loans. Our mezzanine investments will generally be subordinated to senior loans and will generally be unsecured. This may result in greater risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income as described above under “Risk Factors—Risks Relating to our Business and Structure—We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” Since we generally will not receive any substantial repayments of principal prior to the maturity of our mezzanine debt investments, such investments are riskier than amortizing loans. We can offer no assurance that the proceeds, if any, from sales of collateral securing other loans of a portfolio company would be sufficient to satisfy our unsecured obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

We expect in the future to invest in securities that are rated below investment grade by rating agencies or that may be rated below investment grade if they were so rated. Below investment grade securities, which are often referred to as ‘junk bonds,’ are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.

Equity Investments. We may make selected equity investments. In addition, when we invest in first lien, second lien, unitranche or mezzanine loans, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We are subject to risks associated with middle-market companies.

Investing in middle-market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	generally, little public information exists about these companies, and we are required to rely on our investment adviser to obtain adequate information to evaluate the potential returns from investing in these companies;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in these portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and certain contractual diversification requirements under a credit facility or other agreements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and certain contractual diversification requirements of a credit facility or other agreements, we do not have fixed guidelines for diversification. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

The lack of liquidity in our investments may adversely affect our business.

We will generally make investments in private companies. Private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Furthermore, substantially all of our investments in private companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities.

The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company or if an investment is held by one of our subsidiaries and is subject to contractual limitations on sale, such as the limitations on transfer of assets under certain circumstances under a credit facility.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board under our valuation policy and process. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities;

•	the enterprise value of a portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments and its earnings;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Advisor may effectuate short sales that subject us to unlimited loss potential.

The Advisor may enter into transactions in which it sells a security it does not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales for our account theoretically will involve unlimited loss potential since the market price of securities sold short may continuously increase. Under adverse market conditions, the Advisor might have difficulty purchasing securities to meet short sale delivery obligations and may have to cover short sales at suboptimal prices.

Our investments in the healthcare industry are subject to numerous risks, including competition, extensive government regulation and commercial difficulties.

Our investments in portfolio companies in the healthcare industry, particularly the pharmaceuticals, devices, life sciences and facilities sub-sectors are subject to numerous risks. The successful and timely implementation of the business model of our healthcare portfolio companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the development and acquisition of innovative products and technologies that improve efficacy, safety and cost- effectiveness are important to the success of such portfolio companies. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from those of competitors. Failure by our portfolio companies to introduce planned products or other new products or to introduce products on schedule could have a material adverse effect on our business, financial condition and results of operations.

Further, the development of products by pharmaceuticals, devices, life sciences and facilities companies in the healthcare industry requires significant research and development, clinical trials and regulatory approvals. The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, or gain and maintain market approval of products. In addition, regulatory review processes by U.S. and foreign agencies may extend longer than anticipated as a result of decreased funding and tighter fiscal budgets. Further, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or the infringement of intellectual property rights of others.

Changes in healthcare laws and other regulations applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.

There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies by increasing their compliance and other costs of doing business, requiring significant systems enhancements, or rendering their products or services less profitable or obsolete. In particular, the Food and Drug Administration, or the FDA, has established regulations, guidelines and policies to govern the development and approval of pharmaceuticals and medical devices, as have foreign regulatory authorities, which affect some of our portfolio companies. Any change in regulatory requirements due to the adoption by the FDA and/or foreign regulatory authorities of new legislation, regulations, or policies may require some of our portfolio companies to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may significantly impact the cost, timing and completion of the clinical trials. In addition, an adverse decision in the King v. Burwell case, which is challenging specific regulations issued under the ACA, could have potential material impacts on some of our portfolio companies. A decision by the Supreme Court is expected in the coming months.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of our investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until a plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial, eroding the value of any recovery by holders of other securities of the bankrupt entity.

Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and increase our costs, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and otherwise harm our operating results.

The U.S. economy and that of most other countries have recently been in a recessionary period. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from making new investments, increase credit losses and harm our operating results, which could have an adverse effect on our results of operations.

We may be subject to risks associated with syndicated loans.

From time to time, we may acquire interests in syndicated loans. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds of the holders of commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. For example, in many cases, our investments may represent less than the amount of associated indebtedness sufficient to compel such actions or represent subordinated debt which is precluded from acting and, consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness (excluding amounts held by us) desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if an investment is subordinated to one or more senior loans made to the applicable obligor, our ability to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the fair market value of our investment.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

Our investments in CLOs may be riskier and less transparent to us and our stockholders than direct investments in the underlying companies.

We intend to invest in CLOs. Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the CLOs in which we will invest. Our CLO investments will also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLOs. Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our financial results may be affected adversely if one or more of our equity or mezzanine debt investments in a CLO vehicle defaults on its payment obligations or fails to perform as we expect.

We intend to invest in the equity and mezzanine trances in CLOs, which involve a number of significant risks. CLOs are typically highly levered, and therefore the equity and mezzanine tranches that we will invest in are subject to a higher risk of total loss. In particular, investors in CLOs indirectly bear risks of the underlying debt investments held by such CLOs. We will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLOs. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices (and, therefore, the prices of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.

The investments we intend to make in CLOs will likely be thinly traded or have only a limited trading market. CLO investments are typically privately offered and sold in the primary and secondary markets. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from the underlying loans will not be adequate to make interest or other payments; (ii) the quality of the underlying loans may decline in value or default; and (iii) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO or unexpected investment results. Further, our investments in equity and mezzanine tranches of CLOs will be subordinate to the senior debt tranches thereof.

Investments in structured vehicles, including equity and mezzanine debt instruments issued by CLOs, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying loans held by a CLO may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we invest, are less liquid than many other types of securities and may be more volatile than the loans underlying the CLOs in which we invest.

Our investments in CLO securities may be subject to special anti-deferral provisions that could result in us incurring tax or recognizing income prior to receiving cash distributions related to such income.

Some of the CLOs in which we invest may constitute PFICs. If we acquire interests treated as equity for U.S. federal income tax purposes in PFICs (including equity tranche investments and certain debt tranche investments in CLOs that are PFICs), we may be subject to federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFIC’s income for each year as a deemed distribution regardless of whether we receive any actual distributions from such PFIC. We must nonetheless distribute such income to maintain our status as a RIC.

If we hold more than 10% of the interests treated as equity for U.S. federal income tax purposes in a foreign corporation that is treated as a controlled foreign corporation, or “CFC” (including equity tranche investments and certain debt tranche investments in a CLO treated as a CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), regardless of whether we receive any actual distribution from such CFC. If we are required to include such deemed distributions from a CFC in our income, we will be required to distribute such income to maintain our RIC status regardless of whether or not the CFC makes an actual distribution during such year.

If we are required to include amounts in income prior to receiving distributions representing such income, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

If a CLO in which we invest fails to comply with certain U.S. tax disclosure requirements, such CLO may be subject to withholding requirements that could materially and adversely affect our operating results and cash flows.

Legislation enacted in 2010 imposes a withholding tax of 30% on payments of U.S. source interest and dividends paid after June 30, 2014, or gross proceeds from the disposition of an instrument that produces U.S. source interest or dividends, as well as certain capital gain dividends, paid after December 31, 2016, to certain non-U.S. entities, including certain non- U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLOs in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO in which we invest fails to properly comply with these reporting requirements, it could reduce the amount available to distribute to equity and junior debt holders in such CLO, which could materially and adversely affect our operating results and cash flows.

Certain tax consequences of investment in below investment grade securities are uncertain.

We may invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us to the extent necessary in order to seek to ensure that we distribute sufficient income that we do not become subject to U.S. federal income or excise tax.

We may not realize gains from our equity investments.

When we invest in mezzanine loans or senior secured loans, we may also invest in the equity securities of the borrower or acquire warrants or other equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not realize gains from our equity interests, and any gains that we do realize on the disposition of such equity interests may not be sufficient to offset any other losses we experience.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio, and our ability to make follow-on investments in certain portfolio companies may be restricted.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part our equity ownership percentage;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	attempt to preserve or enhance the value of our investment.

We will have the discretion to make any follow-on investments, subject to the availability of capital resources, the limitations of the 1940 Act, the requirements associated with our status as a RIC and contractual requirements under a credit facility or otherwise. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our exposure to the portfolio company, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements, or our contractual requirements or the desire to maintain our tax status.

Because we may not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we intend to take controlling equity positions in some of our portfolio companies, we do not intend to take a controlling equity interest in all of our portfolio companies. In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and we may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. A payment default on a loan to a portfolio company or a default leading to the acceleration of debt of a portfolio company could cause the loan to such portfolio company held by us to become, or to be deemed to be, a defaulted obligation under a credit facility. This, in turn, could result in a coverage test under a credit facility not being met and the diversion of distributions of assets to pay down debt under the credit facility rather than to make distributions. Such a portfolio company default could also lead to an event of default and acceleration under a credit facility and liquidation by the related lender of the assets securing the credit facility. Any such diversion of cash flow or any event of default could result in our being unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all, and could have a material adverse effect on our business, financial condition and results of operations.

Our investment adviser’s liability will be limited under the Investment Advisory Agreement, and we have agreed to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, our investment adviser will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our board in following or declining to follow our investment adviser’s advice or recommendations. Our investment adviser maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the Investment Advisory Agreement, our investment adviser, its officers, members, personnel, and any person controlling or controlled by our investment adviser will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting negligence or misconduct. In addition, we have agreed to indemnify our investment adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to negligence or misconduct. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may be obligated to pay our investment adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory Agreement entitles our investment adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay our investment adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

We may not apply or be approved for an SBIC license.

Following completion of this offering, an affiliate of the Company may apply for a license to form an SBIC. If such an application is made and approved and the SBA so permits, we anticipate that the SBIC license would be transferred to a wholly-owned subsidiary of ours. Following such transfer, we anticipate that the SBIC subsidiary would be allowed to issue SBA-guaranteed debentures, subject to certain regulatory requirements. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. We cannot assure that we will make an application for an SBIC license, be successful in receiving an SBIC license from the SBA or that the SBA will permit such license to be transferred to us. If we do receive an SBIC license, there is no minimum amount of SBA-guaranteed debentures that must be allocated to us.

Our portfolio companies may prepay loans, which prepayment may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans in our investment portfolio may be prepayable at any time. It is not clear at this time when each loan may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change we do not know when, and if, prepayment may occur for each portfolio company. In the case of some of these loans, having the loan prepaid may reduce the achievable yield for us if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

We currently expect that a significant portion of our investments will involve private securities. In connection with the disposition of an investment in a private company, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may borrow under a credit facility in currencies selected to minimize our foreign currency exposure or use instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions caused by these risks does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline for other reasons. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the CFTC unless we register as a commodity pool operator. While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Investments in securities of foreign companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.

We may make investments in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

In addition, any investments we make that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or, that if we do, such strategies will be effective.

We may invest in foreign sovereign debt and the foreign governmental issuers of debt of the governmental authorities that control repayment of the debt may be unable or unwilling to repay principal or pay interest when due.

Investments in sovereign debt involve special risks. Foreign governmental issuers of debt or the governmental authorities that control the repayment of the debt may be unable or unwilling to repay principal or pay interest when due. In the event of default, there may be limited or no legal recourse. Political conditions, especially a sovereign entity’s willingness to meet the terms of its debt obligations, are of considerable significance. The ability of a foreign sovereign issuer, especially an emerging market country, to make timely payments on its debt obligations will also be strongly influenced by the sovereign issuer’s balance of payments, including export performance, its access to international credit facilities and investments, fluctuations of interest rates and the extent of its foreign reserves. In addition, there is no bankruptcy proceeding with respect to sovereign debt on which a sovereign has defaulted and the Company may be unable to collect all or part of its investment in a particular issue. Foreign investment in certain sovereign debt is restricted or controlled to varying degrees, including requiring governmental approval for the repatriation of income, capital or proceeds of sales by foreign investors. These restrictions or controls may at times limit or preclude foreign investment in certain sovereign debt and increase our costs and expenses.

Risks Relating to this Continuous Offering

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling shares below net asset value per share.

After satisfying the minimum offering requirement, the purchase price at which you purchase shares will be determined at each semi-monthly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our shares. As a result, in the event of an increase in our net asset value per share, your purchase price may be higher than the prior semi-monthly closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior semi-monthly closing price. See “Determination of Net Asset Value.”

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their shares of common stock if our board of directors does not decrease the offering price in the event of a decline to our net asset value per share.

After satisfying the minimum offering requirement, the purchase price at which you purchase shares will be determined at each semi-monthly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our shares. In the event of a decrease to our net asset value per share, you could pay a premium of more than 2.5% for your shares of common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 2.5% below our current net offering price creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (1) net asset value per share decreases to more than 2.5% below our current net offering price and (2) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 2.5% above our net asset value per share.

This is a “best efforts” offering, and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets underperform.

This offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. To the extent that less than the maximum number of shares is subscribed for, we may not be able to structure our investment portfolio as anticipated and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

Our shares will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase shares in this offering, it is unlikely that you will be able to sell them and, if you are able to do so, it is unlikely that you will receive a full return of your invested capital.

Our shares are illiquid assets for which there is not expected to be any secondary market, nor is it expected that any will develop in the foreseeable future. We intend to seek to complete a liquidity event for our stockholders within five years following the completion of our offering stage. However, there can be no assurance that we will complete a liquidity event within such time or at all. A liquidity event could include: (1) a listing of our shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly traded company.

Prior to the completion of a liquidity event, our share repurchase program may provide a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price you paid for the shares being repurchased. See “Share Repurchase Program” for a detailed description of our share repurchase program.

If our shares are listed, we cannot assure you that a public trading market will develop. In addition, a liquidity event involving a listing of our shares on a national securities exchange may include certain restrictions on the ability of stockholders to sell their shares. Further, even if we do complete a liquidity event, you may not receive a return of all of your invested capital.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.

We intend to seek to complete a liquidity event for our stockholders within five years following the completion of our offering stage. We expect that our board of directors, in the exercise of the requisite standard of care applicable to directors under Delaware law, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) a listing of our shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board in which our stockholders likely will receive cash or shares of a publicly traded company. However, there can be no assurance that we will complete a liquidity event within such time or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

Investors in this offering will suffer immediate dilution.

After giving effect to the offering and organizational expenses of $0.10 per share and taking into account the shares to be issued in the private placement, our net asset value per share is estimated to be approximately $9.10 per share compared to a price of $10.00 per share in this offering. Accordingly, investors purchasing shares in this offering will pay a price per share of common stock that exceeds the estimated net asset value per share of common stock by $0.90 and will indirectly bear the offering and organizational expenses.

We established the initial offering price for our shares on an arbitrary basis, and the offering price may not accurately reflect the value of our assets.

The price of our shares prior to satisfying the minimum offering requirement was established on an arbitrary basis and is not based on the amount or nature of our assets or our book value. Therefore, at any given time, the offering price may be higher than the value of our interests in portfolio companies. In the event that we adjust our offering price per share due to a decline in our net asset value of more than 2.5% below our then-current net offering price, we will promptly file a prospectus supplement with the SEC disclosing the adjusted offering price and we will also post the updated information on our website at www.NexPointCapital.com.

The dealer manager in our continuous offering may be unable to sell a sufficient number of shares for use to achieve our investment objective.

The dealer manager for our public offering is Highland Capital Funds Distributor, Inc. We can offer no assurance that the dealer manager will be able to sell a sufficient number of shares to allow us to have adequate funds to structure our investment portfolio as anticipated and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objective, and you could lose some or all of the value of your investment.

Because the dealer manager is one of our affiliates, you will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty you face as a stockholder.

The dealer manager is one of our affiliates. As a result, its due diligence review and investigation of us and this prospectus cannot be considered to be an independent review. Therefore, you do not have the benefit of an independent review and investigation of this offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Our ability to conduct our continuous offering successfully depends, in part, on the ability of the dealer manager to successfully establish, operate and maintain a network of broker-dealers.

The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of the dealer manager to establish and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

Beginning with the first calendar quarter following the one-year anniversary of the date that we meet our minimum offering requirement, we intend to offer to repurchase your shares on a quarterly basis. Only a limited number of shares will be repurchased, however, and, to the extent you are able to sell your shares under the repurchase program, you will not be able to recover the amount of your investment in those shares.

Beginning with the first calendar quarter following the one-year anniversary of the date that we meet our minimum offering requirement, we intend to commence tender offers to allow you to tender your shares on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. The share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows:

•	we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares;

•	we will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter;

•	unless you tender all of your shares, you must tender at least 25% of the shares you have purchased and must maintain a minimum balance of $2,500 subsequent to submitting a portion of your shares for repurchase by us; and

•	to the extent that the number of shares tendered for repurchase exceeds the number of shares we are able to repurchase, we will repurchase shares on a pro rata basis, not on a first-come, first- served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we intend to adopt a share repurchase program, we will have discretion to not repurchase your shares, to suspend the plan and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in this offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares, which we expect to be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in this offering.

In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell shares to us as part of our share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

There is a risk that you may not receive distributions or that our distributions may not grow over time.

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Also, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Finally, if more stockholders receive cash dividends and other distributions rather than opt to participate in our distribution reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments. All distributions will be paid at the discretion of our board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

Investing in our shares may involve an above average degree of risk and is intended for long-term investors.

The investments we make in accordance with our investment objective and strategies may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our shares may not be suitable for an investor with a lower risk tolerance. In addition, our common stock is intended for long-term investors.

We may allocate the net proceeds from this offering in ways with which you may not agree.

We will have significant flexibility in investing the net proceeds of this offering. You will be unable to evaluate the manner in which the net proceeds of this offering will be invested or the economic merit of our expected investments and, as a result, we may use the net proceeds from an offering to invest in investments with which you may not agree. While we intend to invest, under normal circumstances, at least 80% of our total assets in debt and equity of middle-market companies, with an emphasis on healthcare companies, syndicated floating rate debt of large public and non-public companies and mezzanine and equity tranches of CLOs, we have not made any specific investments. Additionally, we will not provide you with information on potential investments prior to our acquisition of such investments. In addition, we have flexibility under our investment policy to invest a significant portion of our assets in investments that are not debt or equity investments in middle-market companies. The failure of our management to apply net proceeds from this offering effectively or find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns and could cause a material adverse effect on you.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure you we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

Before making investments, we will invest the net proceeds of our public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, and other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns, which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, neither we nor the Adviser is currently a party to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against the Adviser.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. No shares of our common stock have been authorized for issuance under any equity compensation plans.

We are offering our shares of common stock on a continuous basis at semi-monthly closings at an initial offering price of $10.00 per share. However, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees that is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will also post the updated information on our website at www.NexPointCapital.com.

A decline in our net asset value per share to an amount more than 2.5% below our current net offering price creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (1) net asset value per share decreases to more than 2.5% below our current net offering price and (2) our board of directors believes that such decrease in the net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 2.5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase shares at a net offering price per share, which represents a premium to the net asset value per share of greater than 2.5%.

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2014:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	200,000,000	—	1,381,087
Preferred Stock	25,000,000	—	—

As of December 31, 2014, we had two record holders of our common stock.

Share Repurchase Program

Beginning with the first full calendar quarter following the one year anniversary of the satisfaction of the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Board of Directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Board of Directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which the Company repurchases shares of common stock, it will conduct repurchases on the same date that it holds its first semi-monthly closing for the sale of shares of common stock in its public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Board of Directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The

Company intends to offer to repurchase such shares of common stock at a price equal to 90% of the offering price in effect on each date of repurchase. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first semi-monthly closing in such month for the sale of shares of common stock in its continuous public offering. The Board of Directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

We will repurchase shares from a stockholder in the event of the stockholder’s death or Qualifying Disability, as defined below, upon such shares being presented to us for repurchase. As long as the purchase price paid by the deceased or disabled stockholder to acquire the shares from us does not exceed the public offering price at the time of such repurchase, the repurchase price for repurchases in connection with a stockholder’s death or Qualifying Disability will be 100% of the purchase price paid by the stockholder to acquire shares from us. However, if the purchase price paid by a deceased or disabled stockholder exceeds the public offering price at the time of such repurchase, the repurchase price for the shares will be equal to the net asset value per share of our shares as disclosed in the most recently filed periodic report filed with the SEC immediately following the death or disability of such stockholder.

We will not be obligated to repurchase shares if more than 360 days have elapsed since the date of the death or Qualifying Disability of a stockholder. Further, our board of directors will have no obligation to repurchase shares if it would cause us to violate federal law or Delaware law. Moreover, our board of directors has the right to suspend or terminate this repurchase right to the extent that it determines it is in our best interest to do so. This repurchase right will terminate on the date that our shares are listed on a national securities exchange or are included for quotation in a national securities market. All shares to be repurchased must be (i) fully transferable and not be subject to any liens or other encumbrances and (ii) free from any restrictions on transfer. If we determine that a lien or other encumbrance or restriction exists against the shares requested to be repurchased, we will not repurchase any such shares.

In order for a disability to be considered a “Qualifying Disability,” (1) the stockholder must receive a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be repurchased, and (2) such determination of disability must be made by the governmental agency responsible for reviewing the disability retirement benefits that the stockholder could be eligible to receive (the “Applicable Governmental Agency”). For purposes of this repurchase right, Applicable Governmental Agencies are limited to the following:

•	if the stockholder paid Social Security taxes and, therefore, could be eligible to receive Social Security disability benefits, then the Applicable Governmental Agency is the Social Security Administration or the agency charged with the responsibility for administering Social Security disability benefits at that time if other than the Social Security Administration;

•	if the stockholder did not pay Social Security taxes and, therefore, could not be eligible to receive Social Security disability benefits, but the stockholder could be eligible to receive disability benefits under the Civil Service Retirement System (the “CSRS”), then the Applicable Governmental Agency is the U.S. Office of Personnel Management or the agency charged with the responsibility for administering CSRS benefits at that time if other than the U.S. Office of Personnel Management; or

•	if the stockholder did not pay Social Security taxes and, therefore, could not be eligible to receive Social Security benefits, but suffered a disability that resulted in the stockholder’s discharge from military service under conditions that were other than dishonorable and, therefore, could be eligible to receive military disability benefits, then the Applicable Governmental Agency is the Department of Veterans Affairs or the agency charged with the responsibility for administering military benefits at that time if other than the Department of Veterans Affairs.

Disability determinations by governmental agencies for purposes other than those listed above, including, but not limited to, workers’ compensation insurance, the administration or enforcement of the Rehabilitation Act or Americans with Disabilities Act, or waiver of insurance premiums, will not entitle a stockholder to the repurchase right. Further, as the following disabilities do not entitle a worker to Social Security disability benefits, they do not qualify the stockholder for the repurchase right, except in the limited circumstances when the stockholder is awarded disability benefits by one of the Applicable Governmental Agencies described above: (a) disabilities occurring after the legal retirement age; and (b) disabilities that do not render a worker incapable of performing substantial gainful activity.

All stockholder repurchase requests must be accompanied by: (1) the investor’s initial application for disability benefits and (2) a Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Department of Veterans Affairs record of disability-related discharge or such other documentation issued by the Applicable Governmental Agency that we deem acceptable and that demonstrates an award of disability benefits.

Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 8, 2014	652,174	$9.20	0

Distributions

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semimonthly or monthly basis and pay such distributions on a monthly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will then calculate each stockholder’s specific distribution amount for the period using record and declaration dates, and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of common stock at the discretion of our board of directors. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. For example, our board of directors may periodically declare share distributions in order to reduce our NAV per share if necessary to ensure that we do not sell shares at a price below NAV per share. Each year a statement on Form 1099-DIV, identifying the source of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is generally a nontaxable distribution), will be mailed to our stockholders. Our distributions may exceed our earnings and profits, especially during the period before we have invested substantially all of the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deduction of the fees and expenses payable in connection with the offering, including any fees payable to the Advisor. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

To qualify for and maintain RIC tax treatment, we must, among other things, distribute for each taxable year at least 90% of our investment company taxable income, which is generally our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. We also reserve the right to retain a portion of our taxable income and to pay U.S. federal excise tax with respect to such income.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in our distribution reinvestment plan. If you do not elect to participate in the plan, you will automatically receive any distributions we declare in cash. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash.

We intend to use newly issued shares to implement the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 95% of the price that the shares are sold in the offering at the closing conducted on the day of or immediately following the distribution date.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from the Advisor. We have not established limits on the amount of funds we may use from available source to make distributions.

On a quarterly basis, we will send information to all stockholders of record regarding distributions paid to our stockholders in such quarter.

Recent Sale of Unregistered Securities

On October 8, 2014, in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 under, the Securities Act, the Company sold 652,174 shares of its common stock to the Advisor for approximately $6.0 million.

Item 6.	Selected Financial Data

The following selected financial data for the period from September 2, 2014 (Commencement of Operations) to December 31, 2014 is derived from our financial statements, which have been audited by McGladrey LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

Period from September 2, 2014 (Commencement of Operations) to December 31, 2014
Statements of operations data:
Total investment income	$148,826
Expenses
Total expenses	629,179
Expenses waived or reimbursed by the Advisor	(538,839)

Net expenses	90,340

Net investment income	58,486
Net realized gain (loss) on investments	4,986
Net change in unrealized appreciation (depreciation) on investments	(286,071)

Net decrease in net assets resulting from operations	$(222,599)

Per share information—basic and diluted:
Net decrease in net assets resulting from operations(1)	$(0.18)

Balance sheet data:
Total assets	$17,458,869

Total net assets	$12,382,328

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. In this report, “we,” “us” and “our” refer to NexPoint Capital, Inc.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	changes in healthcare technologies, finance and regulations adversely affecting our portfolio companies or financing model;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the impact of increased competition

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our use of financial leverage;

•	the ability of NexPoint Advisors, L.P. (“the Advisor”), to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company, or RIC, and as a business development company, or BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this annual report on Form 10-K and as “Risk Factors” in the prospectus relating to the continuous public offering of our common stock.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the U.S. Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act, and Section 21E of the Exchange Act. This annual report on Form 10-K may contain statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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

Our investment activities are managed by the Advisor and supervised by our board of directors of which a majority of the members are independent of us.

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

We will leverage the expertise of Highland with regard to distressed investing and restructuring to make opportunistic investments in distressed companies. We will utilize the Highland credit underwriting capability to identify the types of companies we believe will provide high current income and/or long-term capital appreciation. In addition to the investments in the healthcare industry, we may invest a portion of our capital in other opportunistic investments in which the Advisor has expertise and where we believe an opportunity exists to achieve above average risk adjusted yields and returns. These types of opportunities may include: (1) direct lending or origination investments, (2) investments in stressed or distressed situations, (3) structured product investments, (4) equity investments and (5) other investment opportunities not typically available in other BDCs. Opportunistic investments may range from broadly syndicated deals to direct lending deals in both private and public companies and may include foreign investments. We believe this is the best approach to achieving our dual mandate of attempting to generate a high yield while also attempting to produce capital appreciation.

We seek to invest primarily in securities deemed by the Advisor to be high income generating debt investments and income generating equity securities of privately held companies in the United States. We expect the portfolio will be concentrated primarily in senior floating rate debt securities, although we may invest without limit in securities which rank lower than senior secured instruments and may invest without limit in investments with a fixed rate of interest. We will buy syndicated loans, various tranches of CLOs and other debt instruments in the secondary market as well as originate debt so we can tailor the investment parameters more precisely to our needs. We also intend to invest a portion of the portfolio in equity securities that are non-income producing, when doing so will help us achieve our objective of long-term capital appreciation. We expect the size of our positions will range from $2,000,000 to $25,000,000, although investments may be larger as our asset base increases. We may selectively make investments in amounts larger than $25,000,000 in some of our portfolio companies. Prior to raising sufficient capital, we may make smaller investments.

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

Public Offering

We are offering on a continuous basis up to $1.5 billion of our common stock, par value $0.001 per share, pursuant to a registration statement on Form N-2 filed with the SEC under the Securities Act. The SEC declared our registration statement effective on August 18, 2014. We are also authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. However, we currently do not anticipate issuing any preferred stock.

We issued 21,739.13 LLC units to the Advisor on May 27, 2014 at $9.20 per share for $200,000 in total proceeds. As part of our conversion to a Delaware corporation on June 10, 2014, the Advisor exchanged 21,739.13 LLC units for 21,739.13 shares of our common stock, representing an equivalent price of $9.20 per share based on the fair value of the assets contributed by the Advisor in connection with our formation, as determined by the board of directors.

On September 2, 2014, in connection with a private placement of shares of our common stock to the Advisor and its affiliates, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10,000,000.

As a result of the private placement to the Advisor, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Advisor under the investment advisory agreement, or the Investment Advisory Agreement, began to accrue. The company completed a private placement with the Advisor on October 8, 2014, for proceeds of approximately $6.0 million, which amount was used to repurchase common shares from an affiliate of the Advisor. On November 25, 2014, the Company issued an additional 271,739 shares to the Advisor for proceeds of approximately $2.5 million. In aggregate, the Company issued 1,380,432 shares to the Advisor for proceeds of approximately $12.7 million.

Highland Capital Funds Distributor, Inc., or the Dealer Manager, an entity under common ownership with the Advisor, serves as the dealer manager of our continuous public offering. The shares are being offered on a “best efforts” basis, which means generally that the Dealer Manager is required to use only its best efforts to sell the shares and it has no firm commitment or obligation to purchase any of the shares. The Advisor and the Dealer Manager are related parties and will receive fees, distributions and other compensation for services related to our public offering and the management of our assets.

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

Expenses

Our primary expenses have been expenses related to our organization and offering costs. Now that we have commenced operations, we expect that our primary operating expenses will include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. However, at this time our Advisor is waiving most fees. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

•	our organization;

•	calculating our net asset value and net asset value per share (including the costs and expenses of independent valuation firms);

•	fees and expenses, including travel expenses, incurred by the Advisor or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of this and all future offerings of common shares and other securities, and other incurrence of debt;

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	administration fees payable to the Advisor under the Administration Agreement;

•	transfer agent and custody fees and expenses;

•	the actual costs incurred by the Advisor as our administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	fees and expenses associated with marketing efforts, including deal sourcing fees and marketing to financial sponsors;

•	dues, fees and charges of any trade association of which we are a member; and

•	all other expenses reasonably incurred by us or the Advisor in connection with administering our business.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines.

Expense Reimbursement

Pursuant to an expense limitation agreement, or the Expense Limitation Agreement, the Advisor is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” (as such term is used in the requirements with respect to the fee table set forth in Form N-2) for the fiscal year to 1.0% of the quarter-end value of our gross assets through the one year anniversary of the effective date of the Investment Advisory Agreement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with generally accepted accounting principles; (ii) expenses incurred indirectly by us as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable by us under the administration agreement; (v) expenses payable by us to the Advisor, as administrator, for providing significant managerial assistance to our portfolio companies; and (vi) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business.

The Expense Limitation Agreement will automatically renew for one-year terms unless it is terminated by us or the Advisors upon 120 days written notice or upon termination of the Investment Advisory Agreement. There can be no assurance that the Expense Limitation Agreement will be renewed. In the event that the Expense Limitation Agreement is terminated by either party, investors will likely bear higher expenses. Any fees waived or expenses reimbursed by the Advisor pursuant to the expense limitation agreement are subject to possible recoupment by the Advisor within three years. The recoupment by the Advisor will be limited to the amount of previously waived fees or reimbursed expenses and cannot cause our expenses to exceed any expense limitation in place at the time of recoupment. Fees waived or expense reimbursed by the Advisor was $406,355 for the year ended December 31, 2014. These amount are subject to recoupment by the Advisor until December 31, 2017.

The following table reflects the fee waivers and expense reimbursements due from the Advisor as of December 31, 2014, which may become subject to recoupment by the Advisor.

Year Ended	Other Expenses	Expense Limitation	Amount of Fee Waiver & Expense Reimbursement	Recoupment Eligibility Expiration
December 31, 2014	$463,303	$56,948	$406,355	December 31, 2017

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Advisor will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Period from September 2, 2014 (Commencement of Operations) through December 31, 2014

During the period from September 2, 2014 (Commencement of Operations) through December 31, 2014, we made investments in portfolio companies and other investments totaling $10,926,420. During the same period, we sold investments for proceeds of $340,260. As of December 31, 2014, our investment portfolio, with a total fair value of $10,306,950, consisted of interests in 11 portfolio companies (18% in first lien senior secured loans, 51% in second lien senior secured loans, 9% in corporate bonds, and 4% in asset-backed securities) and 1 sovereign foreign bond (representing 18% of our investment portfolio at fair value). As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 91.30% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.90% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the period from September 2, 2014 (Commencement of Operations) through December 31, 2014:

Net Investment Activity	For the Period From September 2, 2014 (Commencement of Operations) to December 31, 2014
Purchases	$10,926,420
Sales and Principal Repayments	(340,260)

Net Portfolio Activity	$10,586,160

	For the Period From September 2, 2014 (Commencement of Operations) to December 31, 2014
New Investment Activity by Investment Type (cost)	Purchases	Percentage
Senior Secured Loans — First Lien	$1,993,725	18%
Senior Secured Loans — Second Lien	5,473,150	50%
Corporate Bonds — Senior Unsecured	1,252,750	12%
Asset-Backed Securities	456,000	4%
Foreign Sovereign Bonds — Senior Unsecured	1,750,795	16%

Total	$10,926,420	100%

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2014:

	December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$1,992,181	$1,797,343	18%
Senior Secured Loans — Second Lien	5,473,340	5,266,113	51%
Corporate Bonds — Senior Unsecured	920,705	900,000	9%
Asset-Backed Securities	456,000	456,000	4%
Foreign Sovereign Bonds — Senior Unsecured	1,750,795	1,887,494	18%

Total	$10,593,021	$10,306,950	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2014:

December 31, 2014
Number of Investments	12
% Variable Rate (based on fair value)	69%
% Non-Income Producing Equity or Other Investments (based on fair value)[1]	4%
Weighted Average Purchase Price of Investments (as a % of par or stated value)	91.30%
Weighted Average Credit Rating of Investments that were Rated	Caa1
% of Investments on Non-Accrual (based on fair value)[2]	22%

(1)	Consists of CLO Equity that pay a dividend quarterly
(2)	Argentine sovereign bonds are currently not accruing interest since the bonds fell into technical default on July 30, 2014. If current legal proceedings involving the bonds is settled or otherwise resolved and the interest is disbursed, we will earn all the interest that has accrued (and paid to the paying agent).

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2014:

	December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	1,300,000	13%
Broadly Syndicated – Public	—	—
Middle-Market	6,663,456	65%
Other	456,000	4%
Sovereign	1,887,494	18%

Total	$10,306,950	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2014:

	December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio
Energy	$369,063	3.6%
Financials	456,000	4.4%
Healthcare	3,812,710	37.0%
Media/Telecommunications	480,835	4.7%
Service	993,343	9.6%
Sovereign	1,887,494	18.3%
Technology	1,007,505	9.8%
Utility	1,300,000	12.6%

Total	$10,306,950	100.0%

As of December 31, 2014, we did not “control” and were not an “affiliated person,” each as defined in the 1940 Act, of any of our portfolio companies. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

We began operations on September 2, 2014 after completing a private placement with the Advisor. The company completed a private placement with the Advisor on October 8, 2014, for proceeds of approximately $6.0 million, which amount was used to repurchase common shares from an affiliate of the Advisor. On November 25, 2014, the Company issued an additional 271,739 shares to the Advisor for proceeds of approximately $2.5 million. In aggregate, the Company has issued 1,380,432 shares to the Advisor for proceeds of approximately $12.7 million. The proceeds of the private placement were deployed as part of ramping up the portfolio. Although our primary focus is to invest a majority of the portfolio in direct lending or originated opportunities over time, during the “ramp up phase,” the portfolio will consist primarily of more liquid investments such as broadly syndicated bank loans (public and private), corporate bonds, cash and cash equivalents and U.S. government securities. We estimate the ramp up phase will wind down once $25,000,000 of total capital has been raised. At that time, we will begin deploying a portion of the portfolio into direct lending or originated opportunities (including, secured and unsecured debt and mezzanine financing) and equity investments (including warrants).

Our primary holdings include senior secured and second lien bank loans. Bank loans typically accrue interest at variable rates determined by reference to a base lending rate, such as LIBOR. The base rate typically resets every three months, such that bank loans have a very short duration of 90 days on average and typically have maturities of 3 to 5 years. Corporate notes and bonds typically accrue interest a fixed rate of interest with maturities of 5 to 7 years. At December 31, 2014, the weighted average yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 8.90%. Yields are computed assuming a fully settled portfolio, using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged. The weighted average yield also assumes that interest is accrued on the Republic of Argentina sovereign bonds, as is required by tax regulation.

We focus on healthcare investments, although we may invest without limit in non-healthcare related investments and portfolio companies. The Advisor believes there is an excellent opportunity in the healthcare sector as a result of the aging population (Americans are turning 65 at a rate of approximately 10,000 per day) and the longer life span of the average American due to increased usage of technology and pharmaceuticals in healthcare. Overarching all of this is the multi-year long implementation of the ACA, the largest structural change to the U.S. healthcare sector since the passage of Medicare and Medicaid in the mid 1960’s. The Advisor believes these macro factors will combine to produce above average growth in the healthcare sector for at least the next decade.

The healthcare sector has traditionally been a stable, defensive sector. However, with the macro influences affecting the sector, particularly implementation of the ACA, we believe there will be more volatility and upheaval in the sector than historically has been the case. Investing in credit potentially minimizes unwanted volatility while also positioning the portfolio to participate in the potential growth of the healthcare sector while earning income. We believe lending to middle-market healthcare companies may potentially generate a higher risk adjusted yield. As we grow, it is our intention to do more origination and direct lending, predominantly to healthcare companies, although we will also make investments in non-healthcare companies where an opportunity exists to achieve above average risk adjusted yields and returns.

Summary Description of Top Portfolio Companies/Investments

At December 31, 2014, 68% (based on fair value) of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Accellent, Inc.: As of December 31, 2014, we held second lien senior secured loans in Accellent having an aggregate fair value of $0.9 million. Accellent is a provider of fully integrated outsourced manufacturing and engineering services to the medical device industry, specializing in cardiovascular instruments (catheters), orthopedics and endoscopy needs. In March 2014, Accellent acquired Lake Region Medical for $390 million. Lake Region Medical was a producer of proprietary guidewires, coils, precision-machined products and custom device solutions serving the cardiology market, manufacturing over 32 million vascular access guidewires, representing 70% of worldwide volume.

Onex Carestream Finance LP: As of December 31, 2014, we held second lien senior secured loans in Carestream having an aggregate fair value of $1.0 million. Carestream is a provider of products and services for the capture, processing, viewing, sharing, printing and storage of images for medical and dental applications. They sell digital products, including printers and media, computed radiography and digital radiography equipment, picture archiving and communication systems, radiology information systems, information management solutions, dental practice management software, and services, as well as traditional medical products, including analog film, equipment, chemistry and services.

Ortho-Clinical Diagnostics: As of December 31, 2014, we held corporate bonds of Ortho-Clinical having an aggregate fair value of $0.9 million. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

Surgery Partners: As of December 31, 2014, we held second lien senior secured loans in Surgery Partners having an aggregate fair value of $1.0 million. Surgery Partners is an owner and operator of ambulatory surgery centers in joint ventures with physicians, with 47 locations across 18 states and surgical expertise in orthopedics, ophthalmology, pain management, gastrointestinal and general surgery.

Opportunistic Investments

Argentine Government: As of December 31, 2014, we held sovereign bonds of the Republic of Argentina having an aggregate fair value of $1.9 million. In June 2014, a court ordered the paying agent not to disburse interest payments on the bonds, although the Argentine government continues to pay the interest on time. This caused the bonds to fall into technical default on July 30, 2014. The bonds are currently trading “flat” meaning they trade without accrued interest. If the current legal proceeding involving the bonds is settled or otherwise resolved and the interest payments are disbursed, we will earn all of the interest that has accrued (and paid to the paying agent) since June 30, 2014, although we have only owned the bonds since September 4, 2014.

Texas Competitive Electric: As of December 31, 2014, we held first lien senior secured loans in Texas Competitive Electric having an aggregate fair value of $1.3 million. Texas Competitive Electric is the largest retail power supplier in Texas. Though TXU is currently in bankruptcy, a court ruling mandated that TXU make adequate protection payments to the first lien noteholders.

Results of Operations for the Period from September 2, 2014 (Commencement of Operations) through December 31, 2014

Revenues

We primarily generate investment income in the form of interest on the debt securities we purchase or originate. During the ramp up phase, we have invested primarily in broadly syndicated bank loans of private companies. Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread. The base lending rate is typically the three-month LIBOR. The settlement of bank loans differs from the settlement of many other equity or debt instruments. Bank loans are manually settled through the agent by assignment. As a result, settlement can take an undetermined amount of time. Currently, according to data provided by Markit Partners, bank loans settle, on average, on the twenty-first day after the trade date. Generally, interest does not begin to accrue to the buyer until seven business days after the trade date.

The Republic of Argentina sovereign bond purchased is in technical default and in accordance with U.S. generally accepted accounting principles (“GAAP”) does not accrue income (although for tax purposes it does accrue and therefore accrued interest is required to be paid out). For the period from September 2, 2014 (Commencement of Operations) through December 31, 2014, we generated investment income of $148,826 in the form of interest and fees earned on our portfolio investments. If interest accrued included Argentine Bonds, we would have generated investment income of $206,552.

Expenses

Our total net operating expenses were $90,340 for the period from September 2, 2014 (Commencement of Operations) through December 31, 2014. Our operating expenses include base management fees attributed to the Advisor of $110,394 for the period from September 2, 2014 (Commencement of Operations) through December 31, 2014. Our expenses also include administrative services expenses attributed to the Advisor of $22,090 for the period from September 2, 2014 (Commencement of Operations) through December 31, 2014. These fees were voluntarily waived for the period and are not subject to recoupment by the Advisor.

For the period from September 2, 2014 (Commencement of Operations) through December 31, 2014, fees and expenses incurred with our administrator, which provides various accounting and administrative services to us, totaled $102,142 and fees and expenses incurred with our stock transfer agent totaled $39,780. Fees for our board of directors were $643 for the period from September 2, 2014 (Commencement of Operations) through December 31, 2014.

Our other general and administrative expenses totaled $320,738 for the period from September 2, 2014 (Commencement of Operations) through December 31, 2014 and consisted of the following:

Period from September 2, 2014 (Commencement of Operations) through December 31, 2014
Legal	$146,447
Audit and Tax	54,700
Reports to shareholders	111,580
Other	8,011

Total	$320,738

Expense Reimbursement

For the period from September 2, 2014 (Commencement of Operations) through December 31, 2014, we accrued $406,355 of expense reimbursements from the Advisor. As of December 31, 2014, we had $321,713 of reimbursements due from the Advisor. Under the Expense Limitation Agreement, amounts reimbursed to us by the Advisor may become subject to repayment by us in the future. During the period from September 2, 2014 (Commencement of Operations) through December 31, 2014, we did not accrue any amounts for expense recoupments payable to the Advisor. As of December 31, 2014, $406,355 may be subject to repayment by us to the Advisor in the future.

The Advisor has funded our offering costs and organization costs in the amount of $1,472,783 for the period from September 30, 2013 (Inception) to December 31, 2014. Currently, the cumulative aggregate amount of $1,472,783 of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, we have recorded $128,718 payable to the Advisor. To the extent we are unable to raise sufficient capital such that the expenses paid by the Advisor on our behalf are more than 1% of total proceeds at the end of the Offering, the Advisor will forfeit the right to reimbursement of the remaining $1,344,065 of these costs.

Net Investment Income

We incurred net investment income of $58,486, or $0.05 per share, for the period from September 2, 2014 (Commencement of Operations) through December 31, 2014. Had interest been accruing on the Argentine Bonds, net investment income would have been $116,212, or $0.09 per share for the period from September 2, 2014 (Commencement of Operations) through December 31, 2014.

Net Realized Gains or Losses

We sold investments of $340,260 during the period from September 2, 2014 (Commencement of Operations) through December 31, 2014, from which we realized a net gain of $4,986.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the period from September 2, 2014 (Commencement of Operations) through December 31, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(286,071). The net change in unrealized appreciation (depreciation) on our investments during the period from September 2, 2014 (Commencement of Operations) through December 31, 2014 was primarily driven by the performance of Texas Competitive Electric and Fieldwood Energy.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the period from September 2, 2014 (Commencement of Operations) through December 31, 2014, the net decrease in net assets resulting from operations was $222,599, or $(0.18) per share.

Income	$148,826
Expenses	(90,340)
Net Realized Gain	4,986
Net Unrealized Depreciation	(286,071)
Net decrease in Net Assets	$(222,599)

Financial Condition, Liquidity and Capital Resources

As of December 31, 2014 and December 31, 2013, we had cash and cash equivalents of $5,899,369 and zero, respectively, which we held in a custodial account. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

Concurrent with the date the Company commenced operations, we sold approximately 1,086,954 shares of common stock in a private placement to the Advisor at a price per share of $9.20, for gross proceeds of approximately $10,000,000. As the minimum offering requirement for our continuous public offering was $10,000,000 from any source, the proceeds from the private placement qualified toward the minimum offering amount and we broke escrow. The company completed a private placement with the Advisor on October 8, 2014, for proceeds of approximately $6.0 million, which amount was used to repurchase common shares from an affiliate of the Advisor. On November 25, 2014, the Company issued an additional 271,739 shares to the Advisor for proceeds of approximately $2.5 million. In aggregate, the Company issued 1,380,432 shares to the Advisor for proceeds of approximately $12.7 million. During the period from September 2, 2014 (Commencement of Operations) through December 31, 2014, we also incurred offering costs of $95,326 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on the financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $0 for the period from September 2, 2014 (Commencement of Operations) through December 31, 2014.

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

Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC. Additionally, we may invest in higher yielding, liquid credit investments such as bank loans and corporate notes and bonds, which are considered “junk” as they are rated below investment grade, to the extent that at time of purchase 70% of our portfolio is in qualified investments as required rules and regulations under the 1940 Act

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities., On January 6, 2015, the Company entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”), as lender and agent. Under the Credit Facility, State Street has agreed to extend credit to the Company in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on the Company’s total outstanding debt. Loans under the Credit Facility will bear interest (at the Company’s election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum. Interest is payable monthly in arrears. The Company will pay an unused commitment fee of 0.15% per annum on committed but unused amounts under the Credit Facility. All outstanding borrowings under the Credit Facility will mature and the principal, together with all accrued and unpaid interest, will be due and payable on January 5, 2016. In connection with the Credit Facility, the Company has also entered into a security agreement with State Street, both in its capacity as agent for the lenders under the Credit Facility and in its capacity as custodian to the Company, pursuant to which the Company grants State Street a security interest in all of the Company’s assets. State Street serves as the Company’s custodian and sub-administrator pursuant to separate agreements. The Credit Facility contains certain customary covenants including that senior securities representing indebtedness will not exceed 33 1/3% of the Company’s net assets. The Credit Facility also includes customary representations and warranties, conditions precedent to borrowings and events of default. Also, we do not currently anticipate issuing any preferred stock.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2014 and 2013, we had no outstanding commitments to fund investments.

We have certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with the Advisor in accordance with the 1940 Act. Under the Investment Advisory Agreement, the Advisor provides us with investment advisory and management services. For these services, we pay (1) a management fee equal to a percentage of the average value of our gross assets and (2) an incentive fee based on our performance.

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and is subject to a hurdle rate, expressed as a rate of return on our net assets, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, the Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375% of the Company’s net assets at the end of such quarter, or 9.375% annually. This “catch-up” feature allows the Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Advisor will receive 20.0% of our pre-incentive fee net investment income. For purposes of calculating this part of the incentive fee, “Pre-Incentive Fee Net Investment Income” means interest income, distribution income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory services agreement, the fee payable to the Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the year ended December 31, 2014, the Company incurred no incentive fees.

Under the Administration Agreement, the Advisor furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We will reimburse the Advisor for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, to the extent that such expenses do not exceed an annual rate of 0.4% of our gross assets. The Advisor also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance and any expenses payable to the Advisor for such managerial assistance are not subject to the cap on reimbursement.

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

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or “investment company taxable income,” to our stockholders on an annual basis. Additionally, we must meet the annual distribution requirements of the U.S. federal excise tax rules in order to avoid the imposition of a four percent entity-level excise tax. We intend to make monthly distributions to our stockholders as determined by our board of directors.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Advisor. James Dondero, our president, controls the Advisor by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Advisor has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The Advisor has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Advisor experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Advisor.

•	On May 27, 2014, in connection with a private placement to the Advisor, we issued approximately 21,739 units representing limited liability company interests at a price of $9.20 per unit, for aggregate proceeds of $200,000. Upon our conversion from a Delaware limited liability company to a Delaware corporation on June 10, 2014, the approximately 21,739 units representing limited liability company interests converted into approximately 21,739 shares of our common stock. On September 2, 2014, in connection with a private placement of shares of our common stock to the Advisor and its affiliate, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10,000,000. We completed a second private placement with the Advisor on October 8, 2014, for proceeds of approximately $6,000,000, which amount was used to repurchase our shares from an affiliate of the Advisor. On November 25, 2014, the Company issued an additional 271,739 shares to the Advisor for proceeds of approximately $2.5 million. In aggregate, the Company has issued 1,380,432 shares to the Advisor for proceeds of approximately $12.7 million.

The Advisor and its affiliates also sponsor, or manage, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to the Advisor’s allocation policy, the Advisor or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with the Advisor’s allocation procedures.

In addition, we and the Advisor have adopted a formal code of ethics that governs the conduct of our and the Advisor’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware General Corporations Law.

Critical Accounting Policies

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. We have identified the following as critical accounting policies.

Fair Value of Financial Instruments

We will value our investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

Once fully ramped, the portfolio will consist primarily of debt investments and equity investments that are fair valued. The portion of our portfolio that receives values from independent third parties are valued at their mid quotations obtained from unaffiliated market makers, other financial institutions that trade in similar investments or based on prices provided by independent third party pricing services. For investments where there are no available bid quotations, fair value is derived using proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, and other applicable factors for similar transactions.

Due to the nature of our strategy once fully ramped, our portfolio will include relatively illiquid investments that are privately held. Valuations of privately held investments are inherently uncertain, may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

With respect to investments for which market quotations are not readily available, our board undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our investment adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment adviser.

•	The audit committee of the board reviews these preliminary valuations.

•	At least once per 12-month period, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The board discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Organization Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are expensed as we raise proceeds. Organization costs, together with offering costs, are limited to 1% of total proceeds raised in this offering and are not due and payable to the Advisor to the extent they exceed that amount. For the period from our inception to December 31, 2014, the Advisor incurred and paid organization costs of $33,392 on our behalf. Currently, the amount of organization and offering costs exceeds 1% of total proceeds raised. We have recorded $33,392 of organization expenses on the statements of operations, which is payable to the Advisor. To the extent we are unable to raise sufficient capital such that the expenses paid by the Advisor on our behalf are more than 1% of total proceeds at the end of this offering, the Advisor will forfeit the right to reimbursement of such costs that exceed 1% of total proceeds.

Offering Costs

Our offering costs include legal fees and other costs pertaining to the preparation of our registration statement relating to the public offering of our shares of common stock, audit fees, and printing costs. Offering costs are charged against capital in excess of par value on the statements of assets and liabilities. Offering costs, together with organization costs, are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. During the period from our inception to December 31, 2014, the Advisor incurred and paid offering costs of $1,439,391 on our behalf. For the year ended December 31, 2014, the Advisor incurred and paid offering costs of $1,438,709 on our behalf. We have recorded $95,326 of offering costs on the accompanying statements of changes in net assets, which is payable to the Advisor.

Investment Transactions and Related Investment Income and Expense

We record our investment transactions on a trade date basis, which is the date when we have determined that all material terms have been defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. All related revenue and expenses attributable to these transactions are reflected on the statements of operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded on the specific identification method.

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest payment default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that such interest will not be collected and the amount of uncollectible interest can be reasonably estimated. We also accrue for delayed compensation, which is a pricing adjustment payable by the parties to a secondary loan trade that closes late, intended to assure that neither party derives an economic advantage from the delay. Delayed compensation begins calculating at the loan’s specific coupon rate if a trade hasn’t settled within 7 business days of trading. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income, and will be accreted or amortized over the maturity period of the investments. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amount.

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

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of December 31, 2014, 69% (based on fair value) of the investments in our portfolio had floating interest rates, and the credit facility agreement entered into with State Street Bank on January 6, 2015 also has a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. Our credit facility is based on the greater of the following scenarios: (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we predominantly hold variable-rate investments, and to declines in the value of any fixed-rate investments we hold. To the extent that a majority of our investments may be in variable-rate investments, an increase in interest rates could make it easier for us to meet or exceed the hurdle rate for the income incentive fee payable to the Advisor and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our investment adviser with respect to our increasing pre-incentive fee net investment income.

Assuming that the audited statements of assets and liabilities as of December 31, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$—	$—	$—
Up 50 basis points	12,104	—	12,104
Up 100 basis points	36,163	—	36,163
Up 200 basis points	116,150	—	116,150
Up 300 basis points	196,138	—	196,138

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

Item 8.	Financial Statements and Supplementary Data

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	December 31, 2014	December 31, 2013
Assets
Investments, at value (cost of $10,593,021 and $0, respectively)	$10,306,950	$—
Cash and cash equivalents	5,899,369	—
Interest receivable	98,830	—
Receivable from Advisor(1)	279,294	—
Due from affiliates(1)	859,935	—
Prepaid expenses	14,491	—

Total assets	$17,458,869	$—

Liabilities
Payable for investments purchased	$4,929,750	$—
Directors’ fees payable(1)	320	—
Accrued expenses and other liabilities	146,471	—

Total liabilities	5,076,541	—

Commitments and Contingencies ($1,344,065 and $33,625, respectively)(2)

Net Assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 1,381,087 and 0 shares issued and outstanding, respectively)	1,381	—
Paid-in capital	12,603,546	—
Accumulated net realized gain	4,986	—
Undistributed net investment income	58,486	—
Net unrealized appreciation (depreciation) on investments	(286,071)	—

Total net assets	$12,382,328	$—

Net asset value per share of common stock	$8.97	$—

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 4 for a discussion of the Company’s commitments and contingencies.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

	Year Ended December 31,
	2014	2013
Investment income:
Interest	$141,610	$—
Other fee income	7,216	—

Total investment income	148,826	—

Expenses:
Legal fees	146,447	—
Reports to shareholders	111,580	—
Investment advisory fees(1)	110,394	—
Custodian and accounting service fees	102,142	—
Audit and tax fees	54,700	—
Stock transfer fee	39,780	—
Organizational costs	33,392	—
Administration fees(1)	22,090	—
Directors’ fees(1)	643	—
Other expenses	8,011	—

Total expenses	629,179	—
Expenses waived or reimbursed by the Advisor(1)	(538,839)	—

Net expenses	90,340	—

Net investment income	58,486	—

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	4,986	—
Net change in unrealized appreciation (depreciation) on investments	(286,071)	—

Net realized and unrealized gains (losses)	(281,085)	—

Net decrease in net assets resulting from operations	$(222,599)	$—

Per share information - basic and diluted per common share
Earnings per share:	$(0.18)	$—
Weighted average shares outstanding:(2)	1,224,478	—

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	For the period from September 2, 2014 (commencement of operations) to December 31, 2014.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

	Year Ended December 31,
	2014	2013
Increase (decrease) in net assets resulting from operations:
Net investment income	$58,486	$—
Net realized gain (loss) on investments	4,986	—
Net change in unrealized appreciation (depreciation) on investments	(286,071)	—

Net decrease in net assets resulting from operations	(222,599)	—

Capital share transactions:
Issuance of common stock	18,700,253	—
Repurchase of common stock	(6,000,000)	—
Offering costs	(95,326)	—

Net increase in net assets resulting from capital transactions	12,604,927	—

Total increase in net assets	12,382,328	—
Net assets at beginning of period	—	—

Net assets at end of period	$12,382,328	$—

Undistributed net investment income	$58,486	$—

Distributions declared per share:	—	—

Changes in common shares
Issuance of common stock	2,033,261	—
Repurchase of common stock	(652,174)	—

Net increase in common shares	1,381,087	—

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash Flows Used in Operating Activities
Net decrease in net assets from operations	$(222,599)	$—
Adjustments to Reconcile Net Decrease in Net Assets from Operations to Net Cash Used in Operating Activities
Purchases of investment securities	(10,926,420)	—
Proceeds from disposition investment securities	340,260	—
Net realized (gain) loss on investments	(4,986)	—
Net change in unrealized (appreciation) depreciation on investments	286,071	—
Amortization of premium/discount, net	(1,875)	—
Increase in interest receivable	(98,830)	—
Increase in receivable from Advisor	(279,294)	—
Increase in due from affiliates	(859,935)	—
Increase in prepaid expenses	(14,491)	—
Increase in payable for investments purchased	4,929,750	—
Increase in directors’ fees payable	320	—
Increase in accrued expenses and other liabilities	146,471	—

Net cash flow used in operating activities	(6,705,558)	—

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock	18,700,253	—
Payments on repurchase of common stock	(6,000,000)	—
Offering costs paid	(95,326)	—

Net cash flow provided by financing activities	12,604,927	—

Net increase in cash and cash equivalents	5,899,369	—
Cash and cash equivalents
Beginning of the period	—	—

End of the period	$5,899,369	$—

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments

December 31, 2014

			No. Shares/
	Interest	Maturity	Principal	Amortized
Portfolio Company(1)(2)	Rate	Date	Amount	Cost	Fair Value ($)
Senior Secured Loans – 57.0%(3)
Energy – 3.0%
Fieldwood Energy LLC Second Lien Term Loan	8.38%	9/30/2020	$500,000	$504,909	$369,063

Health Care – 23.5%
Accellent Inc. Second Lien Term Loan(4)	7.50%	3/11/2022	1,000,000	970,000	947,500
Onex Carestream Finance LP Second Lien Term Loan(4)	9.50%	12/7/2019	1,000,000	1,012,500	996,460
Surgery Center Holdings, Inc. Second Lien Term Loan	8.50%	11/3/2021	1,000,000	990,000	968,750

					2,912,710

Media/Telecommunications – 3.9%
TWCC Holding Corp. Second Lien Term Loan	7.00%	6/26/2020	500,000	492,736	480,835

Service – 8.0%
Advantage Sales & Marketing Inc. Second Lien Term Loan	7.50%	7/25/2022	500,000	496,945	496,000
EnergySolutions, LLC (aka Envirocare of Utah, LLC) Term Advance	6.75%	5/29/2020	497,500	507,181	497,343

					993,343

Technology – 8.1%
Vertafore, Inc. Second Lien Term Loan(4)	9.75%	10/27/2017	1,000,000	1,006,250	1,007,505

Utility – 10.5%
Texas Competitive Electric Holdings Company, LLC (TXU) Extended Term Loan(4)	4.65%	10/10/2017	2,000,000	1,485,000	1,300,000

Total Senior Secured Loans					7,063,456

Foreign Sovereign Bonds – 15.2%
Argentine Republic Government International Bond (5) (6)	8.28%	12/31/2033	2,103,057	1,750,795	1,887,494

Total Foreign Sovereign Bonds					1,887,494

Corporate Bonds – 7.3%
Health Care – 7.3%
Ortho-Clinical Diagnostics (7)	6.63%	5/15/2022	1,000,000	920,705	900,000

Total Corporate Bonds					900,000

Asset-Backed Securities – 3.7%
Financials – 3.7%
Grayson Investors Corp. (6) (7)			800	456,000	456,000

Total Asset-Backed Securities					456,000

Total Investments- 83.2%				$10,593,021	$10,306,950

Other Assets & Liabilities, net- 16.8%					$2,075,378

Net Assets- 100.0%					$12,382,328

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
(2)	All investments are denominated in United States Dollars and domiciled in the United States except for Argentine Republic Government International Bond, which is domiciled in Argentina.
(3)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the weighted average rate at December 31, 2014. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(4)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(5)	The issuer is, or is in danger of being, in default of its payment obligation. Income is not being accrued.
(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 13.4% of the Company’s total assets as of December 31, 2014.
(7)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2014, these securities amounted to $1,356,000, or 11.0% of net assets.

See Notes to Financial Statements.

NEXPOINT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization

NexPoint Capital, Inc. (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 Financial Services - Investment Companies. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations. The Company intends to qualify for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or “RIC”, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed as NexPoint Capital, LLC, a Delaware limited liability company, on September 30, 2013 (inception date) and issued 21,739.13 LLC units to NexPoint Advisors, L.P. (the “Advisor”) on May 27, 2014 (initial fund raising date), at $9.20 per share for $200,000 in total proceeds. On June 10, 2014, the Company converted to a Delaware corporation, NexPoint Capital, Inc. As part of the conversion to a Delaware corporation, the Advisor exchanged 21,739.13 LLC units for 21,739.13 shares of the Company’s common stock, representing an equivalent price of $9.20 per share based on the fair value of the assets contributed by the Advisor in connection with the formation of the Company, as determined by the board of directors (the “Board of Directors”).

On September 2, 2014 (commencement of operations), in connection with a private placement of shares of the Company’s common stock to the Advisor and its affiliate, the Company issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10.0 million.

As a result of the private placement to the Advisor and its affiliate, the Company successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of the Company’s operations, the investment advisory agreement with the Advisor (the “Investment Advisory Agreement”) became effective and the base management fee and any incentive fees, as applicable, payable to the Advisor under the Investment Advisory Agreement, began to accrue.

The Company completed a private placement with the Advisor on October 8, 2014, for proceeds of approximately $6.0 million, which amount was used to repurchase common shares from an affiliate of the Advisor.

On November 25, 2014, the Company issued an additional 271,739 shares to the Advisor for proceeds of approximately $2.5 million. In aggregate, the Company has issued 1,380,432 shares to the Advisor for proceeds of approximately $12.7 million.

The Company has retained the Advisor to manage certain aspects of its affairs on a day-to-day basis. Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Advisor, serves as the dealer manager of the Company’s continuous public offering. The shares are being offered on a “best efforts” basis, which means generally that the Dealer Manager is required to use only its best efforts to sell the shares and it has no firm commitment or obligation to purchase any of the shares. The Advisor and Dealer Manager are related parties and will receive fees, distributions and other compensation for services related to the investment and management of the Company’s assets and the continuous public offering.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X.

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

Statements of Cash Flows

Information on financial transactions which have been settled through the receipt or disbursement of cash is presented in the Statements of Cash Flows. The cash amount shown in the Statements of Cash Flows is the amount included within the Company’s Statements of Assets and Liabilities and includes cash on hand at its custodian bank.

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities.

Fair Value of Financial Instruments

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

The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Board of Directors. In connection with that determination, the Company will provide the Board of Directors with portfolio company valuations which are based on relevant inputs, including indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of the investment adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with senior management and the investment adviser.

•	The audit committee of the Board of Directors reviews these preliminary valuations.

•	At least once per 12 – month period, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The Board of Directors discusses valuations and determines the fair value of each investment in the portfolio in good faith.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, in the Company’s financial statements. Below is a description of factors that the Board of Directors may consider when valuing the Company’s debt and equity investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Board of Directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.

The Company’s equity investments in portfolio companies for which there is no liquid public market will be valued at fair value. The Board of Directors, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

The Board of Directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Board of Directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

If the Company receives warrants or other equity-linked securities at nominal or no additional cost in connection with an investment in a debt security, the Board of Directors will allocate the cost basis in the investment between the debt securities and any such warrants or other equity-linked securities received at the time of origination. The Board of Directors will subsequently value these warrants or other equity-linked securities received at fair value.

The fair values of the Company’s investments are determined in good faith by its Board of Directors. The Board of Directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company values all of its Level 2 assets by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which is provided by an independent third-party pricing service and screened for validity by such service. For investments for which the third-party pricing service is unable to obtain quoted prices, the Company obtains bid and ask prices directly from dealers who make a market in such investments.

To the extent that the Company holds investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, the Company’s valuation committee utilizes an independent third-party valuation service to value such investments.

The Company periodically benchmarks the bid and ask prices received from the third-party pricing service and/or dealers, as applicable and valuations received from the third-party valuation service against the actual prices at which it purchases and sells its investments. The Company believes that these prices are reliable indicators of fair value. The Company’s valuation committee and the Board of Directors review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

As of December 31, 2014, the Company’s investments consisted of senior loans, corporate bonds, foreign sovereign bonds and asset–backed securities. The fair value of the Company’s loans, bonds and asset–backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset–backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset–backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

At the end of each calendar quarter, the Company evaluates the Level 2 and 3 investments for changes in liquidity, including: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following is a summary of the Company’s investments categorized within the fair value hierarchy as of December 31,2014:

	December 31, 2014
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured Loans
Energy	$—	$369,063	$—	$369,063
Health Care	—	—	2,912,710	2,912,710
Media/Telecommunications	—	480,835	—	480,835
Service	—	496,000	497,343	993,343
Technology	—	—	1,007,505	1,007,505
Utility	—	1,300,000	—	1,300,000
Foreign Sovereign Bonds	—	1,887,494	—	1,887,494
Corporate Bonds	—	900,000	—	900,000
Asset – Backed Securities	—	456,000	—	456,000

Total Investments	$—	$5,889,392	$4,417,558	$10,306,950

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2014.

Investments:	Balance as of December 31, 2013	Transfers into Level 3	Transfer out of Level 3	Net Amortization (Accretion) of Premium/ (Discount)	Net Realized Gains/ (Losses)	Net Unrealized Gains/ (Losses)	Purchases	(Sales and Redemptions)	Balance as of December 31, 2014	Change in Unrealized Gain/(Loss) on Level 3 securities still held at period end
Senior Secured Loans
Health Care	$—	$—	$—	$—	$—	$(59,790)	$2,972,500	$—	$2,912,710	$(59,790)
Service	—	—	—	(295)	(24)	(9,838)	508,750	(1,250)	497,343	(9,838)
Technology	—	—	—	—	—	1,255	1,006,250	—	1,007,505	1,255

Total	$—	$—	$—	$(295)	$(24)	$(68,373)	$4,487,500	$(1,250)	$4,417,558	$(68,373)

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Advisor continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable.

For the year ended December 31, 2014, there were no transfers between Levels 1, 2 or 3.

The following is a summary of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy:

Investments	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (weighted average)
Senior Secured Loans	$4,417,558	Market Quotes	Broker Quotes	94.75% - 100.75% (98.28%)

Investment Transactions

Security transactions are accounted for on trade date. Realized gains/(losses) on investments sold are recorded on the basis of specific identification method for both financial statement and U.S. federal income tax purposes.

Income Recognition

Corporate actions (including cash dividends) are recorded on the ex-dividend date, net of applicable withholding taxes, except for certain foreign corporate actions, which are recorded as soon after ex-dividend date as such information becomes available. Interest income is recorded on the accrual basis. The Company does not accrue as a receivable interest or dividends on loans and securities if there is a reason to doubt the Company’s ability to collect such income. As of December 31, 2014, the Company did not accrue receivable interest for $1,887,494 of investments. Loan origination fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income.

Accretion of discounts and amortization of premiums on taxable bonds and loans are computed to the call or maturity date, whichever is shorter, using the effective yield method. Withholding taxes on foreign dividends have been provided for in accordance with the Company’s understanding of the applicable country’s tax rules and rates.

Organizational Costs

Organization costs include the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization, and are expensed as the Company raises proceeds. Organization costs, together with offering costs, are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. For the period from September 30, 2013 (Inception) to December 31, 2014, the Advisor incurred and paid organization costs of $33,392 on behalf of the Company. For the year ended December 31, 2014, the Advisor incurred and paid organization costs of $450 on behalf of the Company. The Company has recorded $33,392 of organizational expense on the accompanying statements of operations, which is payable to the Advisor.

Offering Costs

The Company’s offering costs include, legal fees, promotional costs, and other costs pertaining to the public offering of its shares of common stock. Offering costs are charged against capital in excess of par value on the Statements of Assets and Liabilities. Offering costs, together with organization costs, are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. During the period from September 30, 2013 (Inception) to December 31, 2014, the Advisor incurred and paid offering costs of $1,439,391 on behalf of the Company. For the year ended December 31, 2014, the Advisor incurred and paid offering costs of $1,438,709 on behalf of the Company. The Company has recorded $95,326 of offering costs on the accompanying statements of changes in net assets, which is payable to the Advisor.

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s statements of changes in net assets is presented net of selling commissions and dealer manager fees for the year ended December 31, 2014. No selling commissions or dealer manager fees were paid for the year ended December 31, 2014.

Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the year ended December 31, 2014:

Basic and diluted	Year ended December 31, 2014
Net increase/(decrease) in net assets from operations	$(222,599)
Weighted average common shares outstanding(1)	1,224,478
Earnings per common share-basic and diluted	(0.18)

(1)	For the period from September 2, 2014 (commencement of operations) to December 31, 2014.

The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code commencing with its tax year ended December 31, 2014. To qualify for and maintain its qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid any federal income taxes on income so distributed. The Company will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Distributions

Distributions to the Company’s stockholders will be recorded as of the record date. Subject to the discretion of the Board of Directors and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least every 12-month period.

Note 3 — Investments

The following table shows the composition of the Company’s investments by industry classification at fair value at December 31, 2014:

	Fair Value	Percentage
Energy	$369,063	3.6%
Financials	456,000	4.4%
Healthcare	3,812,710	37.0%
Media/Telecommunications	480,835	4.7%
Service	993,343	9.6%
Sovereign	1,887,494	18.3%
Technology	1,007,505	9.8%
Utility	1,300,000	12.6%

Total	$10,306,950	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of December 31, 2014:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured Loans	$7,465,521	70.5%	$7,063,456	68.6%
Foreign Sovereign Bonds	1,750,795	16.5%	1,887,494	18.3%
Corporate Bonds	920,705	8.7%	900,000	8.7%
Asset-Backed Securities	456,000	4.3%	456,000	4.4%

Total	$10,593,021	100.0%	$10,306,950	100.0%

The following table shows the composition of the Company’s investments by geography classification at December 31, 2014:

Geography	Fair Value	Percentage
Argentina(1)	$1,887,494	18.3%
United States	8,419,456	81.7%

Total	$10,306,950	100.0%

(1)	Investment denominated in USD

Note 4 — Related Party Transactions and Arrangements

Investment Advisory Fee

Payments for investment advisory services under the investment advisory and administrative services agreement is equal to (a) a base management fee calculated at an annual rate of 2.0% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and (b) an incentive fee based on the Company’s performance.

For the year ended December 31, 2014, the Company incurred investment advisory fees payable to the Advisor of $110,394, which was voluntarily waived. These waived fees are not subject to recoupment by the Advisor.

Incentive Fee

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the Company’s net assets, as defined in the Company’s investment advisory agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% of the Company’s net assets at the end of such quarter, or 9.375% annually. This “catch-up” feature allows the Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Advisor will receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

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

For the year ended December 31, 2014, the Company incurred no incentive fees.

Administration Fee

Pursuant to an administration agreement with the Advisor, the Company also reimburses the Advisor for expenses necessary for its performance of services related to the Company’s administration and operations. The amount of the reimbursement will be the lesser of (1) the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement and (2) 0.40% of the Company’s average gross assets. The Advisor is required to allocate the cost of such services to the Company based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. The Board of Directors assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board of Directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board of Directors will compare the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable business development companies.

For the year ended December 31, 2014, the Company incurred administration fees payable to the Advisor of $22,090, which was voluntarily waived. These waived fees are not subject to recoupment by the Advisor.

Organizational and Offering Costs

The Advisor has funded the Company’s offering costs and organization costs in the amount of $1,472,783 for the period from September 30, 2013 (Inception) to December 31, 2014. Currently, the cumulative aggregate amount of $1,472,783 of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, the Company has recorded $128,718 of organizational and offering costs on the accompanying statements of operations and statements of changes in net assets, respectively, which is payable to the Advisor. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Advisor on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Advisor will forfeit the right to reimbursement of the remaining $1,344,065 of these costs.

Fees Paid to Officers and Directors

Each director who is not an “interested person” of the Company as defined in the 1940 Act (the “Independent Directors”) receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Highland Fund Complex based on relative net assets. The “Highland Fund Complex” consists of all of the registered investment companies advised by the Advisor and any affiliates as of the period covered by this report. The Company pays no compensation to its interested directors or any of its officers, all of whom are employees of an affiliate of the Advisor.

For the year ended December 31, 2014, the Company recorded an expense relating to director fees of $643. As of December 31, 2014, $320 was payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Advisor is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement. The obligation does not extend to interest, taxes, brokerage commissions, other expenses which are capitalized in accordance with generally accepted accounting principles, extraordinary expenses, Acquired Fund Fees and Expenses, expenses payable under the Investment Advisory or Administration Agreement or expenses payable to the Advisor for providing managerial assistance to the Company’s portfolio companies. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Advisor upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement.

Any expenses reimbursed by the Advisor pursuant to the expense limitation agreement are subject to possible recoupment by the Advisor within three years. The recoupment by the Advisor will be limited to the amount of previously waived fees or reimbursed expenses and cannot cause the Company’s expenses to exceed any expense limitation in place at the time of recoupment. For year ended December 31, 2014, the Advisor reimbursed $406,355, which is subject to recoupment until 2017.

During the year ended December 31, 2014, the Company incurred a trade allocation error. In conjunction with the error, the Company has recorded a due from affiliates on the Statements of Assets and Liabilities for the balance of the trade. The Company recognized no gain (loss) as a result of the trade allocation error.

The Company completed a private placement with the Advisor on October 8, 2014, for proceeds of approximately $6.0 million, which amount was used to repurchase common shares from an affiliate of the Advisor. This transaction was priced at the net asset value per share.

Note 5 — Purchases and Sales

For the year ended December 31, 2014, the cost of purchases and proceeds from sales of securities, excluding short-term obligations, were $10,926,420 and $340,260, respectively. As of December 31, 2014, payable for investments purchased totaled $4,929,750 as shown on the Statements of Assets and Liabilities.

Note 6 — U.S. Federal Income Tax Information

The character of income and gains to be distributed is determined in accordance with income tax regulations which may differ from U.S. GAAP. These differences include (but are not limited to) investments organized as partnerships for tax purposes, losses deferred to off-setting positions, and losses deferred due to wash sale transactions. Reclassifications are made to the Company’s capital accounts to reflect income and gains available for distribution (or available capital loss carryovers) under income tax regulations. These reclassifications have no impact on net investment income, realized gains or losses, or net asset value of the Company. The calculation of net investment income per share in the Financial Highlights table excludes these adjustments.

For the year ended December 31, 2014, there were no permanent differences reclassified among the components of the Company’s net assets.

For the year ended December 31, 2014, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

Undistributed Ordinary Income	Net Tax Appreciation/ (Depreciation) (1)
$120,065	$(342,664)

(1)	Any differences between book-basis and tax-basis net unrealized appreciation/ (depreciation) are primarily due to defaulted bonds accumulated interest.

For the year ended December 31, 2014, the Company had no capital loss carryovers.

There were no distributions paid during the year ended December 31, 2014.

Unrealized appreciation and depreciation at December 31, 2014, based on cost of investments for U.S. federal income tax purposes was:

Gross Appreciation	Gross (Depreciation)	Net Appreciation/ (Depreciation)(1)	Cost
$137,954	$(480,618)	$(342,664)	$10,649,614

(1)	Any differences between book-basis and tax-basis net unrealized appreciation/(depreciation) are primarily due to defaulted bonds accumulated interest.

Qualified Late Year Ordinary and Post October Losses

Under current laws, certain capital losses realized after October 31 may be deferred and treated as occurring on the first day of the following fiscal year. For the fiscal year ended December 31, 2014, the Company did not elect to defer net realized capital losses incurred from November 1, 2014 through December 31, 2014.

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. As of December 31, 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. During the year ended December 31, 2014, the Company did not incur any interest or penalties.

Note 7 — Share Repurchase Program

Beginning with the first full calendar quarter following the one year anniversary of the satisfaction of the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Board of Directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Board of Directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, and the 1940 Act. In months in which the Company repurchases shares of common stock, it will conduct repurchases on the same date that it holds its first semi-monthly closing for the sale of shares of common stock in its public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Board of Directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock at a price equal to 90% of the offering price in effect on each date of repurchase. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first semi-monthly closing in such month for the sale of shares of common stock in its continuous public offering. The Board of Directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

Note 8 — Economic Dependency

Under various agreements, the Company has engaged the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

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

Note 10 — Financial Highlights

Selected data for a share outstanding throughout the period ended December 31, 2014 is as follows:

For the Period Ended December 31, 2014(1)
Common Shares Per Share Operating Performance:
Net Asset Value, Beginning of Period	$9.13

Income from Investment Operations:
Net investment income(2)	0.05
Net realized and unrealized gain (loss)	(0.21)

Total from investment operations	(0.16)
Less Distributions Declared to Common Shareholders:
From net investment income	—
From net realized gains	—

Total distributions declared to common shareholders	—

Net Asset Value, End of Period	$8.97
Net Asset Value Total Return (3)(4)	(1.75)%

Ratios and Supplemental Data
Net assets, end of period (in 000’s)	$12,382
Shares outstanding, end of period	1,381,087
Common Share Information at End of Period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(5)	16.45%
Fees and expenses waived or reimbursed (6)	(14.61)%
Net operating expenses(5)	1.84%
Net investment income (loss) before fees waived or reimbursed(5)	(12.42)%
Net investment income (loss) after fees waived or reimbursed (5)	2.19%
Portfolio turnover rate (3)	3%
Asset coverage ratio	n/a

(1)	For the period from September 2, 2014 (commencement of operations) to December 31, 2014.
(2)	Per share data was calculated using weighted average shares outstanding during the period.
(3)	Not annualized.
(4)	Total returns are historical and assume changes in share price, reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the investment adviser not absorbed a portion of expenses, total returns would have been lower.
(5)	Annualized except for organizational costs.
(6)	Annualized.

Note 11 — Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total investment income	$148,241	$585	$—	—
Total Investment Income per Common Share	0.12	0.00 (1)	—	—
Net investment income (loss)	105,374	(44,888)	(2,000)	—
Net Investment Income (loss) Common Share	0.08	(0.04)	(0.09)	—
Net realized and unrealized gain (loss)	(332,458)	51,373	—	—
Net realized and unrealized gain (loss) per Common Share	(0.26)	0.05	—	—
Net increase (decrease) in net assets resulting from operations	(227,084)	6,485	(2,000)	—
Basic and Diluted Earnings per Common Share	(0.18)	0.01	(0.09)	—
Net Asset Value per Common Share at End of Quarter	8.97	9.14	9.11	—

(1)	Rounds to less than $0.01.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On January 6, 2015, the Company entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”), as lender and agent. Under the Credit Facility, State Street has agreed to extend credit to the Company in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on the Company’s total outstanding debt.

Loans under the Credit Facility will bear interest (at the Company’s election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum. Interest is payable monthly in arrears. The Company will pay an unused commitment fee of 0.15% per annum on committed but unused amounts under the Credit Facility. All outstanding borrowings under the Credit Facility will mature and the principal, together with all accrued and unpaid interest, will be due and payable on January 5, 2016.

In connection with the Credit Facility, the Company has also entered into a security agreement with State Street, both in its capacity as agent for the lenders under the Credit Facility and in its capacity as custodian to the Company, pursuant to which the Company grants State Street a security interest in all of the Company’s assets. State Street serves as the Company’s custodian and sub-administrator pursuant to separate agreements. The Credit Facility contains certain customary covenants including that senior securities representing indebtedness will not exceed 33 1/3% of the Company’s net assets. The Credit Facility also includes customary representations and warranties, conditions precedent to borrowings and events of default.

On January 20, 2015, the Board of Directors of the Company declared a cash distribution of $0.05 per share of the Company’s common stock, par value $0.001 per share, to be paid on January 30, 2015 to stockholders of record on January 20, 2015.

On February 18, 2015, the Board of Directors of the Company declared a cash distribution of $0.058 per share of the Company’s common stock, par value $0.001 per share, to be paid on February 27, 2015 to the Company’s stockholders of record on February 20, 2015.

On February 26, 2015, the Board of Directors of the Company declared a cash distribution of $0.058 per share of the Company’s common stock, par value $0.001 per share, to be paid on March 31, 2015 to the Company’s stockholders of record on March 20, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

NexPoint Capital, Inc.

We have audited the accompanying statements of assets and liabilities as of December 31, 2014 and 2013, including the schedule of investments as of December 31, 2014, of NexPoint Capital, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2014 and the period from September 30, 2013 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2014, by correspondence with the custodian, loan agent or broker or by other appropriate auditing procedures where replies from the custodian, loan agent or broker were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NexPoint Capital, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 and the period from September 30, 2013 (date of inception) to December 31, 2013, in conformity with principles generally accepted in the United States of America.

/s/ McGladrey LLP

Chicago, Illinois

March 12, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we, including our President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Controls Over Financial Reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(1) Financial Statements — Refer to Item 8 starting on page 74.

(2) Financial Statement Schedules — None

(3) Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with Supplement No. 1 to the Company’s Prospectus dated October 14, 2014 (File No. 333-196096) filed on November 4, 2014)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit (g) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 2, 2014)

10.2	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(2) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.3	Dealer Manager Agreement (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on August 18, 2014)

10.4	Form of Participating Broker–Dealer Agreement (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on August 18, 2014)

10.5	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.6	Form of Agency Agreement (Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.7	Form of Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Form of Escrow Agreement (Incorporated by reference to Exhibit (k)(5) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on August 18, 2014)

10.9	Form of Expense Limitation Agreement (Incorporated by reference to Exhibit (k)(6) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 2, 2014)

10.10*	Credit Agreement, dated January 6, 2015, among the Company, State Street Bank and Trust Company and the other lending institution party thereto, and State Street Bank and Trust Company, as agent

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit (r)(2) to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1*	Privacy Policy of the Company

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: March 12, 2015	By:	/s/ Brian Mitts
	Name:	Brian Mitts
	Title:	Chief Financial Officer

KNOW ALL MEN BY THESE PRESENT, each person whose signature appears below hereby constitutes and appoints each of Brian Mitts and Dustin Norris as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Dondero James D. Dondero	President (Principal Executive Officer)	March 12, 2015

/s/ Brian Mitts Brian Mitts	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015

/s/ Dr. Bob Froehlich Dr. Bob Froehlich	Director	March 12, 2015

/s/ John Honis John Honis	Director	March 12, 2015

/s/ Timothy K. Hui Timothy K. Hui	Director	March 12, 2015

/s/ Terrence O. Jones Terrence O. Jones	Director	March 12, 2015

/s/ Ethan K. Powell Ethan K. Powell	Director	March 12, 2015

/s/ Bryan A. Ward Bryan A. Ward	Director	March 12, 2015