Form 10-Q
period 2015-03-31
NexPoint Capital, Inc.
filed 2015-05-15
CIK 1588272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2015, the Registrant had 1,948,794 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at value (cost of $16,915,505 and $10,593,021, respectively)	$16,726,842	$10,306,950
Cash and cash equivalents	9,166,065	5,899,369
Receivable for common stock sold	261,280	—
Interest receivable	153,938	98,830
Receivable from Advisor(1)	497,627	279,294
Due from affiliates(1)	—	859,935
Prepaid expenses	28,416	14,491

Total assets	$26,834,168	$17,458,869

Liabilities
Payable for investments purchased	$7,919,174	$4,929,750
Credit facility payable	2,500,000	—
Distributions payable	299	—
Directors’ fees payable(1)	293	320
Accrued expenses and other liabilities	142,550	146,471

Total liabilities	10,562,316	5,076,541

Commitments and Contingencies ($1,592,065 and $1,344,065, respectively)(2)

Net Assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 1,818,984 and 1,381,087 shares issued and outstanding, respectively)	1,819	1,381
Paid-in capital in excess of par	16,591,470	12,603,546
Accumulated net realized gain	4,019	4,986
Undistributed (distributions in excess of) net investment income	(136,793)	58,486
Net unrealized appreciation (depreciation) on investments	(188,663)	(286,071)

Total net assets	$16,271,852	$12,382,328

Net asset value per share of common stock	$8.95	$8.97

(1)See Note 4 for a discussion of related party transactions and arrangements.

(2)See Note 8 for a discussion of the commitments and contingencies of the Company (as defined below).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014(1)
Investment income:
Interest	$182,371	$—
Other fee income	371	—

Total investment income	182,742	—

Expenses:
Audit and tax fees	125,094	—
Investment advisory fees(2)	97,408	—
Legal fees	81,144	—
Custodian and accounting service fees	77,236	—
Reports to stockholders	51,786	—
Administration fees(2)	19,482	—
Stock transfer fee	14,370	—
Directors’ fees(2)	339	—
Other expenses	12,543	—

Total expenses	479,402	—
Expenses waived or reimbursed by the Advisor(2)	(375,359)	—

Net expenses	104,043	—

Net investment income	78,699	—

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	(967)	—
Net change in unrealized appreciation (depreciation) on investments	97,408	—

Net realized and unrealized gains (losses)	96,441	—

Net increase in net assets resulting from operations	$175,140	$—

Per share information - basic and diluted per common share
Net investment income per share:	$0.05	$—
Earnings per share:	$0.11	$—
Weighted average shares outstanding:	1,590,581	—

Distributions declared per share:	$0.17	$—

(1)Commencement of operations occurred on September 2, 2014.

(2)See Note 4 for a discussion of related party transactions and arrangements.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31,
	2015	2014(1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$78,699	$—
Net realized gain (loss) on investments	(967)	—
Net change in unrealized appreciation (depreciation) on investments	97,408	—

Net increase in net assets resulting from operations	175,140	—

Distributions to stockholders:
Net investment income	(273,978)	—

Total distributions to stockholders	(273,978)	—

Capital share transactions:
Issuance of common stock	3,755,040	—
Issuance of common shares pursuant to distribution reinvestment plan	273,608	—
Offering costs	(40,286)	—

Net increase in net assets resulting from capital transactions	3,988,362	—

Total increase in net assets	3,889,524	—
Net assets at beginning of period	12,382,328	—

Net assets at end of period	$16,271,852	$—

Distributions in excess of net investment income	$(136,793)	$—

Changes in common shares
Issuance of common stock	408,157	—
Reinvestment of common stock	29,740	—

Net increase in common shares	437,897	—

(1)Commencement of operations occurred on September 2, 2014.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014(1)
Cash Flows Used in Operating Activities
Net increase in net assets resulting from operations	$175,140	$—

Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities:	—	—
Purchases of investment securities	(6,383,750)	—
Proceeds from sales and principal repayments of investment securities	62,416	—
Net realized (gain) loss on investments	967	—
Net change in unrealized (appreciation) depreciation on investments	(97,408)	—
Amortization of premium/discount, net	(2,117)	—
Increase in receivable for common stock sold	(261,280)	—
Increase in interest receivable	(55,108)	—
Increase in receivable from Advisor	(258,619)	—
Increase in prepaid expenses	(13,925)	—
Decrease in due from affiliates	859,935	—
Increase in payable for investments purchased	2,989,424	—
Decrease in directors’ fees payable	(27)	—
Decrease in accrued expenses and other liabilities	(3,921)	—

Net cash flow used in operating activities	(2,988,273)	—

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock	3,755,040	—
Distributions paid in cash	(71)	—
Borrowings under credit facilities	2,500,000	—

Net cash flow provided by financing activities	6,254,969	—

Net increase in cash and cash equivalents	3,266,696	—

Cash and cash equivalents
Beginning of the period	5,899,369	—

End of the period	$9,166,065	$—

Supplemental Disclosure and Non-Cash Financing Activities
Reinvestment of distributions paid	$273,608	$—
Offering costs paid	(40,286)	—

(1)Commencement of operations occurred on September 2, 2014.

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

March 31, 2015

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans - 70.7%(4)
Energy - 12.6%
Drillships Ocean Ventures, Inc. Term Loan(5)(6)(7)	L + 450	1.00%	7/25/2021	$2,000,000	$1,675,000	$1,675,000
Fieldwood Energy LLC Second Lien Term Loan(8)	L + 712.5	1.25%	9/30/2020	500,000	504,740	368,395

						2,043,395

Health Care - 24.1%
Accellent Inc. Second Lien Term Loan(7)	L + 650	1.00%	3/11/2022	1,000,000	970,621	955,625
Ardent Medical Services, Inc. Second Lien Term Loan(5)(9)	L + 950	1.50%	1/2/2019	1,000,000	1,003,750	1,006,255
Onex Carestream Finance LP Second Lien Term Loan(7)	L + 850	1.00%	12/7/2019	966,155	977,907	966,397
Surgery Center Holdings, Inc. Second Lien Term Loan(7)	L + 750	1.00%	11/3/2021	1,000,000	990,140	990,830

						3,919,107

Media/Telecommunications - 14.4%
iHeartCommunications, Inc. Term Loan(5)(9)	L + 675		1/30/2019	2,000,000	1,907,500	1,905,690
TWCC Holding Corp. Second Lien Term Loan(7)	L + 600	1.00%	6/26/2020	500,000	492,928	444,375

						2,350,065

Service - 6.0%
Advantage Sales & Marketing Inc. Second Lien Term Loan(7)	L + 650	1.00%	7/25/2022	500,000	497,018	501,770
EnergySolutions, LLC (aka Envirocare of Utah, LLC) Term Advance(7)	L + 575	1.00%	5/29/2020	468,929	477,704	471,566

						973,336

Technology – 6.2%
Vertafore, Inc. Second Lien Term Loan(7)	L + 825	1.50%	10/27/2017	1,000,000	1,006,197	1,007,815

Utility – 7.4%
Texas Competitive Electric Holdings Company, LLC (TXU) Extended Term Loan(5)(9)	L + 450		10/10/2017	2,000,000	1,485,000	1,204,250

Total Senior Secured Loans						11,497,968

Foreign Sovereign Bonds - 13.0%
Argentine Republic Government International Bond(6)(10)	8.28%		12/31/2033	2,103,057	1,750,795	2,114,624

Total Foreign Sovereign Bonds						2,114,624

Corporate Bonds - 16.4%
Health Care - 16.4%
Ortho-Clinical Diagnostics(5)(11)	6.63%		5/15/2022	3,000,000	2,720,205	2,666,250

Total Corporate Bonds						2,666,250

Asset-Backed Securities – 2.7%
Financials – 2.7%
Grayson Investor Corp.(6)(11)				800	456,000	448,000

Total Asset-Backed Securities						448,000

Total Investments- 102.8%					$16,915,505	$16,726,842

Other Assets & Liabilities, net- (2.8%)						$(454,990)

Net Assets - 100.0%						$16,271,852

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

(2)	All investments are denominated in United States Dollars and domiciled in the United States except for Argentine Republic Government International Bond and Drillships Ocean Ventures, Inc. Term Loan, which are domiciled in Argentina and Marshall Islands, respectively.

(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accrection of discounts, as applicable, on investments.

(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the prime rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the weighted average rate at March 31, 2015. Senior secured loans, while exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.

(6)	The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 15.8% of the Company’s total assets as of March 31, 2015.

(7)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2015 was 0.27%. The current base rate for each investment may be different from the reference rate on March 31, 2015.

(8)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at March 31, 2015 was 0.40%. The current base rate for each investment may be different from the reference rate on March 31, 2015.

(9)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2015 was 0.18%. The current base rate for each investment may be different from the reference rate on March 31, 2015.

(10)	The issuer is, or is in danger of being, in default of its payment obligation. Income is not being accrued.

(11)	Securities exempt from registration under Rule 144A of the Securities Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of March 31, 2015, these securities amounted to $3,114,250, or 19.1% of net assets.

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

December 31, 2014

Portfolio Company(1)(2)	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Amortized Cost(8)	Fair Value
Senior Secured Loans – 57.0%(3)
Energy – 3.0%
Fieldwood Energy LLC Second Lien Term Loan	8.38%	9/30/2020	$500,000	$504,909	$369,063

Health Care – 23.5%
Accellent Inc. Second Lien Term Loan(4)	7.50%	3/11/2022	1,000,000	970,000	947,500
Onex Carestream Finance LP Second Lien Term Loan(4)	9.50%	12/7/2019	1,000,000	1,012,500	996,460
Surgery Center Holdings, Inc. Second Lien Term Loan	8.50%	11/3/2021	1,000,000	990,000	968,750

					2,912,710

Media/Telecommunications – 3.9%
TWCC Holding Corp. Second Lien Term Loan	7.00%	6/26/2020	500,000	492,736	480,835

Service – 8.0%
Advantage Sales & Marketing Inc. Second Lien Term Loan	7.50%	7/25/2022	500,000	496,945	496,000
EnergySolutions, LLC (aka Envirocare of Utah, LLC) Term Advance	6.75%	5/29/2020	497,500	507,181	497,343

					993,343

Technology – 8.1%
Vertafore, Inc. Second Lien Term Loan(4)	9.75%	10/27/2017	1,000,000	1,006,250	1,007,505

Utility – 10.5%
Texas Competitive Electric Holdings Company, LLC (TXU) Extended Term Loan(4)	4.65%	10/10/2017	2,000,000	1,485,000	1,300,000

Total Senior Secured Loans					7,063,456

Foreign Sovereign Bonds – 15.2%
Argentine Republic Government International Bond(5) (6)	8.28%	12/31/2033	2,103,057	1,750,795	1,887,494

Total Foreign Sovereign Bonds					1,887,494

Corporate Bonds – 7.3%
Health Care – 7.3%
Ortho-Clinical Diagnostics(7)	6.63%	5/15/2022	1,000,000	920,705	900,000

Total Corporate Bonds					900,000

Asset-Backed Securities – 3.7%
Financials – 3.7%
Grayson Investors Corp. (6) (7)			800	456,000	456,000

Total Asset-Backed Securities					456,000

Total Investments- 83.2%				$10,593,021	$10,306,950

Other Assets & Liabilities, net- 16.8%					$2,075,378

Net Assets- 100.0%					$12,382,328

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
(2)	All investments are denominated in United States Dollars and domiciled in the United States except for Argentine Republic Government International Bond, which is domiciled in Argentina.
(3)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the weighted average rate at December 31, 2014. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(4)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(5)	The issuer is, or is in danger of being, in default of its payment obligation. Income is not being accrued.

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments (continued)

December 31, 2014

(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 13.4% of the Company’s total assets as of December 31, 2014.
(7)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2014, these securities amounted to $1,356,000, or 11.0% of net assets.
(8)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Notes To Financial Statements (unaudited)

Note 1 — Organization

NexPoint Capital, Inc. (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 Financial Services - Investment Companies. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations. The Company intends to qualify for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Advisor”).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting periods has been condensed or omitted herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015.

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

Fair Value of Financial Instruments

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

With respect to investments for which market quotations are not readily available, the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•   The quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of the investment advisor responsible for credit monitoring

•   Preliminary valuation conclusions are then documented and discussed with senior management and the investment advisor.

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

The Company’s equity investments in portfolio companies for which there is no liquid public market will be valued at fair value. The Board of Directors, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

The Company periodically benchmarks the bid and ask prices received from the third-party pricing service and/or dealers, as applicable, and valuations received from the third-party valuation service against the actual prices at which it purchases and sells its investments. The Company believes that these prices are reliable indicators of fair value. The Company’s valuation committee and the Board of Directors review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

As of March 31, 2015, the Company’s investments consisted of senior secured loans, corporate bonds, foreign sovereign bonds and asset–backed securities. The fair value of the Company’s loans, bonds and asset–backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset–backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset–backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of March 31, 2015 and December 31, 2014:

	March 31, 2015
Investments	Level 1	Level 2	Level 3	Total

Senior Secured Loans

Energy	$—	$2,043,395	$—	$2,043,395

Health Care	—	1,922,022	1,997,085	3,919,107

Media/Telecommunications	—	2,350,065	—	2,350,065

Service	—	973,336	—	973,336

Technology	—	—	1,007,815	1,007,815

Utility	—	1,204,250	—	1,204,250

Foreign Sovereign Bonds	—	2,114,624	—	2,114,624

Corporate Bonds	—	2,666,250	—	2,666,250

Asset – Backed Securities	—	448,000	—	448,000

Total Investments	$—	$13,721,942	$3,004,900	$16,726,842

	December 31, 2014
Investments	Level 1	Level 2	Level 3	Total

Senior Secured Loans

Energy	$—	$369,063	$—	$369,063

Health Care	—	—	2,912,710	2,912,710

Media/Telecommunications	—	480,835	—	480,835

Service	—	496,000	497,343	993,343

Technology	—	—	1,007,505	1,007,505

Utility	—	1,300,000	—	1,300,000

Foreign Sovereign Bonds	—	1,887,494	—	1,887,494

Corporate Bonds	—	900,000	—	900,000

Asset – Backed Securities	—	456,000	—	456,000

Total Investments	$—	$5,889,392	$4,417,558	$10,306,950

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2015.

Investments:	Balance as of December 31, 2014	Transfers into Level 3	Transfer out of Level 3	Net Amortization (Accretion) of Premium/ (Discount)	Net Realized Gains/ (Losses)	Net Unrealized Gains/ (Losses)	Purchases	(Sales and Redemptions)	Balance as of March 31, 2015	Change in Unrealized Gain/(Loss) on Level 3 securities still held at period end

Senior Secured Loans

Health Care	$ 2,912,710	$ —	$(1,922,022)	$ 430	$ (418)	$ 36,480	$ 1,003,750	$ (33,845)	$ 1,997,085	$ 36,480

Service	497,343	—	(471,566)	(357)	(549)	3,700	—	(28,571)	—	3,700

Technology	1,007,505	—	—	(53)	—	363	—	—	1,007,815	363

Total	$ 4,417,558	$ —	$(2,393,588)	$ 21	$ (967)	$ 40,542	$ 1,003,750	$ (62,416)	$ 3,004,900	$ 40,542

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Advisor continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 3 to Level 2 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of March 31, 2015 and December 31, 2014:

		Fair Value at			Range of Input Value(s)

Investment		March 31, 2015	Valuation Technique	Unobservable Inputs	(weighted average)
Senior Secured Loans	$	3,004,900	Market Quotes	Broker Quotes	99.08% - 100.78% (100.17%)

		Fair Value at			Range of Input Value(s)

Investment		December 31, 2014	Valuation Technique	Unobservable Inputs	(weighted average)
Senior Secured Loans	$	4,417,558	Market Quotes	Broker Quotes	94.75% - 100.75%(98.28%)

Investment Transactions

Security transactions are accounted for on trade date. Realized gains/(losses) on investments sold are recorded on the basis of specific identification method for both financial statement and U.S. federal income tax purposes. Payable for investments purchased and receivable for investments sold on the Statements of Assets and Liabilities, if any, represents the cost of purchases and proceeds from sales of investment securities, respectively, for trades that have been executed but not yet settled.

Income Recognition

Corporate actions (including cash dividends) are recorded on the ex-dividend date, net of applicable withholding taxes, except for certain foreign corporate actions, which are recorded as soon after ex-dividend date as such information becomes available. Interest income is recorded on the accrual basis. The Company does not accrue as a receivable interest or dividends on loans and securities if there is a reason to doubt the Company’s ability to collect such income. As of March 31, 2015 and December 31, 2014, the Company did not accrue receivable interest on $2,114,624 and $1,887,494, respectively, of investments. Loan origination fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income.

Accretion of discounts and amortization of premiums on taxable bonds and loans are computed to the call or maturity date, whichever is shorter, using the effective yield method. Withholding taxes on foreign dividends have been provided for in accordance with the Company’s understanding of the applicable country’s tax rules and rates.

Organizational Costs

Organization costs include the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization, and are expensed as the Company raises proceeds. Organization costs, together with offering costs, are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. For the three months ended March 31, 2015, the Advisor incurred and paid organization costs of $0 on behalf of the Company. The Company has recorded $0 of organizational expense on the accompanying statements of operations, which is payable to the Advisor.

Offering Costs

The Company’s offering costs include, legal fees, promotional costs, and other costs pertaining to the public offering of its shares of common stock. Offering costs are charged against capital in excess of par value on the Statements of Assets and Liabilities. Offering costs, together with organization costs, are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. For the three months ended March 31, 2015, the Advisor incurred and paid offering costs of $288,286 on behalf of the Company. The Company has recorded $40,286 of offering costs on the accompanying statements of changes in net assets, which is payable to the Advisor.

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s statements of changes in net assets is presented net of selling commissions and dealer manager fees for the three months ended March 31, 2015. Selling commissions or dealer manager fees of $57,110 were paid for the three months ended March 31, 2015.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2015:

Basic and diluted	Three Months Ended March 31, 2015
Net increase/(decrease) in net assets from operations	$175,140

Weighted average common shares outstanding	1,590,581

Earnings per common share-basic and diluted	0.11

The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code commencing with its tax year ended December 31, 2014. To maintain its qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid any federal income taxes on income so distributed. The Company will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

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

Recent Accounting Pronouncement

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The update will be effective for periods beginning after December 15, 2015. The Company is currently evaluating the impact of the provisions of this new guidance on its financial position.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s investments by industry classification at fair value March 31, 2015:

	Fair value	Percentage
Health Care	$6,585,357	39.4%
Media/Telecommunications	2,350,065	14.1%
Sovereign	2,114,624	12.6%
Energy	2,043,395	12.2%
Utility	1,204,250	7.2%
Technology	1,007,815	6.0%
Service	973,336	5.8%
Financials	448,000	2.7%

Total	$16,726,842	100.0%

See Notes to Financial Statements

The following table shows the composition of the Company’s investments by industry classification at fair value at December 31, 2014:

	Fair	Percentage

	Value
Energy	$369,063	3.6%

Financials	456,000	4.4%

Healthcare	3,812,710	37.0%

Media/Telecommunications	480,835	4.7%

Service	993,343	9.6%

Sovereign	1,887,494	18.3%

Technology	1,007,505	9.8%

Utility	1,300,000	12.6%

Total	$10,306,950	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of March 31, 2015:

		Amortized Cost	Percentage		Fair Value	Percentage
Senior Secured Loans	$	11,988,505	70.8%	$	11,497,968	68.8%

Corporate Bonds		2,720,205	16.1%		2,666,250	15.9%

Foreign Sovereign Bonds		1,750,795	10.4%		2,114,624	12.6%

Asset-Backed Securities		456,000	2.7%		448,000	2.7%

Total	$	16,915,505	100.0%	$	16,726,842	100.0%

See Notes to Financial Statements.

The following table summarizes the amortized cost and the fair value of the Company’s investments as of December 31, 2014:

		Amortized Cost	Percentage		Fair Value	Percentage
Senior Secured Loans	$	7,465,521	70.5%	$	7,063,456	68.6%

Foreign Sovereign Bonds		1,750,795	16.5%		1,887,494	18.3%

Corporate Bonds		920,705	8.7%		900,000	8.7%

Asset-Backed Securities		456,000	4.3%		456,000	4.4%

Total	$	10,593,021	100.0%	$	10,306,950	100.0%

The following table shows the composition of the Company’s investments by geography classification at March 31, 2015:

Geography	Fair value	Percentage
United States	$12,937,218	77.4%
Argentina(1)	2,114,624	12.6%
Marshall Islands(1)	1,675,000	10.0%

Total	$16,726,842	100.0%

(1)	Investment denominated in USD

See Notes to Financial Statements.

The following table shows the composition of the Company’s investments by geography classification at December 31, 2014:

Geography		Fair Value	Percentage

Argentina(1)	$	1,887,494	18.3%

United States		8,419,456	81.7%

Total	$	10,306,950	100.0%

(1)	Investment denominated in USD

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

For the three months ended March 31, 2015, the Company incurred investment advisory fees payable to the Advisor of $97,408, which was voluntarily waived. These waived fees are not subject to recoupment by the Advisor.

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

For the three months ended March 31, 2015, the Company incurred no incentive fees.

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

For the three months ended March 31, 2015, the Company incurred administration fees payable to the Advisor of $19,482, which was voluntarily waived. These waived fees are not subject to recoupment by the Advisor.

Organizational and Offering Costs

The Advisor has funded the Company’s offering costs and organization costs in the amount of $288,286 for the three months ended March 31, 2015. Currently, the cumulative aggregate amount of $1,761,069 of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, the Company has recorded $40,286 of organizational and offering costs on the accompanying statements of operations and statements of changes in net assets, respectively, which is payable to the Advisor. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Advisor on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Advisor will forfeit the right to reimbursement of the remaining $1,592,065 of these costs.

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

For the three months ended March 31, 2015, the Company recorded an expense relating to director fees of $339. As of March 31, 2015, $293 was payable relating to director fees.

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

Any expenses reimbursed by the Advisor pursuant to the expense limitation agreement are subject to possible recoupment by the Advisor within three years. The recoupment by the Advisor will be limited to the amount of previously waived fees or reimbursed expenses and cannot cause the Company’s expenses to exceed any expense limitation in place at the time of recoupment. For the three months ended March 31, 2015 and year ended December 31, 2014, the Advisor reimbursed $258,469 and $406,355, respectively, which is subject to recoupment until March 31, 2018 and December 31, 2017, respectively.

Trade Allocation

During the year ended December 31, 2014, the Company incurred a trade allocation error. In conjunction with the error, the Company has recorded a due from affiliates on the Statements of Assets and Liabilities for the balance of the trade. The Company recognized no gain (loss) as a result of the trade allocation error. For the three months ended March 31, 2015, there were no trade allocation errors.

Capital Contributions by the Advisor

On January 30, 2015, the Company issued 336,957 shares to the Advisor for proceeds of approximately $3.1 million.

Note 5 — U.S. Federal Income Tax Information

The character of income and gains to be distributed is determined in accordance with income tax regulations which may differ from U.S. GAAP. These differences include (but are not limited to) investments organized as partnerships for tax purposes, defaulted bonds, losses deferred to off-setting positions, and losses deferred due to wash sale transactions. Reclassifications are made to the Company’s capital accounts to reflect income and gains available for distribution (or available capital loss carryovers) under income tax regulations. These reclassifications have no impact on net investment income, realized gains or losses, or net asset value of the Company. The calculation of net investment income per share in the Financial Highlights table excludes these adjustments.

Unrealized appreciation and depreciation at March 31, 2015 and December 31, 2014, based on cost of investments for U.S. federal income tax purposes was:

		Gross Appreciation		Gross Depreciation		Net Appreciation/ (Depreciation)		Cost
March 31, 2015	$	373,394	$	(562,057)	$	(188,663)	$	16,915,505
December 31, 2014		137,954		(480,618)		(342,664)		10,649,614

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. As of March 31, 2015, the Company had no uncertain tax positions. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the statements of operations. During the three months ended March 31, 2015, the Company did not incur any interest or penalties.

Note 6 — Share Repurchase Program

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

Note 7 — Credit Facility

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

As of March 31, 2015, $2,500,000 was outstanding under the Credit Facility. The carrying amount outstanding approximates its fair value.

The Company is required to maintain 200% asset coverage with respect to amounts outstanding under the Credit Facility. Asset coverage is calculated by subtracting the Company’s total liabilities, not including any amount representing bank loans and senior securities, from the Company’s total assets and dividing the result by the principal amount of the borrowings outstanding. As of March 31, 2015, the Company’s debt outstanding was $2,500,000 and asset coverage was 751%.

Note 8 — Economic Dependency and Commitments and Contingencies

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

The Company’s organization and offering costs together are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. $1,592,065 of organization and offering costs could become payable to the Advisor contingent upon the amount of future proceeds raised.

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

Non-payment would result in a reduction of income to the Company, a reduction in the value of the corporate debt obligation experiencing non-payment and a potential decrease in the net asset value of the Company. Some of the loans the Company makes or acquires may provide for the payment by borrowers of Payment-In-Kind (“PIK”) interest or accreted original issue discount at maturity. Such loans have the effect of deferring a borrower’s payment obligation until the end of the term of the loan, which may make it difficult for the Company to identify and address developing problems with borrowers in terms of their ability to repay debt. Particularly in a rising interest rate environment, loans containing PIK and original issue discount provisions can give rise to negative amortization on a loan, resulting in a borrower owing more at the end of the term of a loan than what it owed when the loan was originated. Any such developments may increase the risk of default on the Company’s loans by borrowers.

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

Note 10 — Financial Highlights

Selected data for a share outstanding throughout three months ended March 31, 2015 and year ended December 31, 2014 is as follows:

	For the Three Months Ended March 31, 2015 (Unaudited)	For the Period Ended December 31, 2014(1)
Common Shares Per Share Operating Performance:
Net Asset Value, Beginning of Period	$8.97	$9.13
Income from Investment Operations:
Net investment income(2)	0.05	0.05
Net realized and unrealized gain (loss)	0.10	(0.21)

Total from investment operations	0.15	(0.16)

Less Distributions Declared to Common Shareholders:
From net investment income	(0.17)	—

Total distributions declared to common shareholders	(0.17)	—

Net Asset Value, End of Period	$8.95	$8.97
Net Asset Value Total Return(3)(4)	(0.22)%	(1.75)%

Ratio and Supplemental Data:
Net assets, end of period (in 000’s)	$16,272	$12,382
Shares outstanding, end of period	1,818,984	1,381,087
Common Share Information at End of Period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses	13.61%(6)	16.45%(5)
Fees and expenses waived or reimbursed	(10.66)%(6)	(14.61)%(6)
Net operating expenses	2.95%(6)	1.84%(5)
Net investment income (loss) before fees waived or reimbursed	(8.42)%(6)	(12.42)%(5)
Net investment income (loss) after fees waived or reimbursed	2.23%(6)	2.19%(5)
Portfolio turnover rate(3)	—%(7)	3%
Asset coverage ratio	751%	n/a

(1)For the period from September 2, 2014 (commencement of operations) to December 31, 2014.

(2)Per share data was calculated using weighted average shares outstanding during the period.

(3)Not annualized.

(4)Total returns are historical and assume changes in share price, reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the investment adviser not absorbed a portion of expenses, total returns would have been lower.

(5)Annualized except for organizational costs.

(6)Annualized.

(7)Amount represents less than 0.5%.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On April 16, 2015, the Board of Directors of the Company declared a cash distribution of $0.058 per share of the Company’s common stock, par value $0.001 per share, to be paid on May 29, 2015 to the Company’s stockholders of record on May 20, 2015.

As of the date these financial statements were issued, the Company has entered into multiple investment transactions which has subsequently increased the Company’s exposure in the Healthcare industry to approximately 58%.

As of the date these financial statements were issued, the Expense Limitation Agreement has automatically renewed for an additional one-year term.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to NexPoint Capital, Inc.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-Q may include statements as to:

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

Public Offering

We are offering on a continuous basis up to $1.5 billion of our common stock, par value $0.001 per share, pursuant to a registration statement on Form N-2 filed with the SEC under the Securities Act. The SEC declared our registration statement effective on August 18, 2014. We are also authorized to issue 25 million shares of preferred stock, par value $0.001 per share. However, we currently do not anticipate issuing any preferred stock.

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

On September 2, 2014, in connection with a private placement of shares of our common stock to the Advisor, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10.0 million.

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

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, which have been 100% waived through March 31, 2015, our allocable portion of overhead expenses under the Administration Agreement, which have also been 100% waived through March 31, 2015, and other operating costs described below. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

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

The Expense Limitation Agreement will automatically renew for one-year terms unless it is terminated by us or the Advisors upon 120 days written notice or upon termination of the Investment Advisory Agreement. As of the date the Form 10-Q was issued, the Expense Limitation Agreement has automatically renewed for an additional one-year term. In the event that the Expense Limitation Agreement is terminated by either party, investors will likely bear higher expenses. Any fees waived or expenses reimbursed by the Advisor pursuant to the expense limitation agreement are subject to possible recoupment by the Advisor within three years. The recoupment by the Advisor will be limited to the amount of previously waived fees or reimbursed expenses and cannot cause our expenses to exceed any expense limitation in place at the time of recoupment. Fees waived or expense reimbursed by the Advisor were $258,469 and $406,355 for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. These amount are subject to recoupment by the Advisor until March 31, 2018 and December 31, 2017, respectively.

The following table reflects the fee waivers and expense reimbursements due from the Advisor as of March 31, 2015 and December 31, 2014, which may become subject to recoupment by the Advisor.

Period Ended		Other Expenses		Expense Limitation		Amount of Fee Waiver & Expense Reimbursement	Recoupment Eligibility Expiration
March 31, 2015	$	353,760	$	95,291	$	258,469	March 31, 2018
December 31, 2014		463,303		56,948		406,355	December 31, 2017

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Advisor will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three Months Ended March 31, 2015 and for the Period Ended December 31, 2014

During the three months ended March 31, 2015, we made investments in portfolio companies and other investments totaling $6,383,750. During the same period, we sold or had principal repayments on investments for proceeds of $62,416. As of March 31, 2015, our investment portfolio, with a total fair value of $16,726,842, consisted of interests in 14 portfolio companies (31% in first lien senior secured loans, 37% in second lien senior secured loans, 16% in corporate bonds, and 3% in asset-backed securities) and 1 sovereign foreign bond (representing 13% of our investment portfolio at fair value). As of March 31, 2015, the investments in our portfolio were purchased at a weighted average price of 91.23% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.91% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from the CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three months ended March 31, 2015 and the period from September 2, 2014 (Commencement of Operations) through December 31, 2014:

Net Investment Activity	Three Months Ended March 31, 2015	For the Period From September 2, 2014 (Commencement of Operations) to December 31, 2014
Purchases	$6,383,750	$10,926,420
Sales and Principal Repayments	(62,416)	(340,260)

Net Portfolio Activity	$6,321,334	$10,586,160

	Three Months Ended March 31, 2015		For the Period From September 2, 2014 (Commencement of Operations) to December 31, 2014
New Investment Activity by Investment Type (cost)	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans — First Lien	$3,582,500	56%	$1,993,725	18%
Senior Secured Loans — Second Lien	1,003,750	16%	5,473,150	50%
Corporate Bonds — Senior Unsecured	1,797,500	28%	1,252,750	12%
Asset-Backed Securities	—	—	456,000	4%
Foreign Sovereign Bonds — Senior Unsecured	—	—	1,750,795	16%

Total	$6,383,750	100%	$10,926,420	100%

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Amortized Cost (1)		Fair Value	Percentage of Portfolio (at fair value)		Amortized Cost (1)		Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$5,545,204	$	5,256,506	31%	$	1,992,181	$	1,797,343	18%
Senior Secured Loans — Second Lien	6,443,301		6,241,462	37%		5,473,340		5,266,113	51%
Corporate Bonds — Senior Unsecured	2,720,205		2,666,250	16%		920,705		900,000	9%
Asset-Backed Securities	456,000		448,000	3%		456,000		456,000	4%
Foreign Sovereign Bonds — Senior Unsecured	1,750,795		2,114,624	13%		1,750,795		1,887,494	18%

Total	$16,915,505	$	16,726,842	100%	$	10,593,021	$	10,306,950	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Number of Investments	15	12
% Variable Rate (based on fair value)	69%	69%
% Non-Income Producing Equity or Other Investments (based on fair value)[1]	3%	4%
Weighted Average Purchase Price of Investments (as a % of par or stated value)	91.23%	91.30%
Weighted Average Credit Rating of Investments that were Rated	Caa1	Caa1
% of Investments on Non-Accrual (based on fair value)[2]	13%	22%

(1)	Consists of CLO Equity that pay a dividend quarterly
(2)	Argentine sovereign bonds are currently not accruing interest since the bonds fell into technical default on July 30, 2014 as a result of a court order prohibiting the paying agent from disbursing the interest Argentina has continued to pay to the agent. If current legal proceedings involving the bonds is settled or otherwise resolved and the interest is disbursed, we will earn all the interest that has accrued (and paid to the paying agent).

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2015 and December 31, 2014:

		March 31, 2015			December 31, 2014
Portfolio Composition by Strategy		Fair Value	Percentage of Portfolio		Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	$	1,204,250	7%	$	1,300,000	13%
Broadly Syndicated – Public		1,905,690	11%		—	—
Middle-Market		11,054,278	66%		6,663,456	65%
Other		448,000	3%		456,000	4%
Sovereign		2,114,624	13%		1,887,494	18%

Total	$	16,726,842	100%	$	10,306,950	100%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2015 and December 31, 2014:

		March 31, 2015			December 31, 2014
Industry Classification		Fair Value	Percentage of Portfolio		Fair Value	Percentage of Portfolio
Energy	$	2,043,395	12.2%	$	369,063	3.6%
Financials		448,000	2.7%		456,000	4.4%
Healthcare		6,585,357	39.4%		3,812,710	37.0%
Media/Telecommunications		2,350,065	14.1%		480,835	4.7%
Service		973,336	5.8%		993,343	9.6%
Sovereign		2,114,624	12.6%		1,887,494	18.3%
Technology		1,007,815	6.0%		1,007,505	9.8%
Utility		1,204,250	7.2%		1,300,000	12.6%

Total	$	16,726,842	100.0%	$	10,306,950	100.0%

As of March 31, 2015 and December 31, 2014, we did not “control” and were not an “affiliated person,” each as defined in the 1940 Act, of any of our portfolio companies. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

The proceeds from issuance of equity were deployed as part of ramping up the portfolio. Although our primary focus is to invest a majority of the portfolio in direct lending or originated opportunities over time, during the “ramp up phase,” the portfolio will consist primarily of thinly syndicated middle-market loans as well as more liquid broadly syndicated bank loans (both private and public), corporate bonds, cash and cash equivalents and U.S. government securities. We estimate the ramp up phase will wind down once $25 million of total capital has been raised. At that time, we will begin deploying a portion of the portfolio into direct lending or originated opportunities (including, secured and unsecured debt and mezzanine financing) and equity investments (including warrants). Our primary holdings currently include senior secured and second lien bank loans. Bank loans typically accrue interest at variable rates determined by reference to a base lending rate, such as LIBOR. The base rate typically resets every three months, such that bank loans have a very short duration of 90 days on average and typically have maturities of 3 to 5 years. Corporate notes and bonds typically accrue interest a fixed rate of interest with maturities of 5 to 7 years. At March 31, 2015 and December 31, 2014, the weighted average yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 8.91% and 8.90%, respectively. Yields are computed assuming a fully settled portfolio, using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged. The weighted average yield also assumes that interest is accrued on the Republic of Argentina sovereign bonds, as is required by tax regulation. The weighted average yield excludes income from the CLO equity.

We focus on healthcare investments, although we may invest without limit in non-healthcare related investments and portfolio companies. The Advisor believes there is an excellent opportunity in the healthcare sector as a result of the aging population (Americans are turning age 65 at a rate of approximately 10,000 per day) and the longer life span of the average American due to increased usage of technology and pharmaceuticals in healthcare. Overarching all of this is the multi-year long implementation of the Affordable Care Act (“ACA”), the largest structural change to the U.S. healthcare sector since the passage of Medicare and Medicaid in the mid 1960’s. The Advisor believes these macro factors will combine to produce above average growth in the healthcare sector for at least the next decade.

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

Summary Description of Top Portfolio Companies/Investments

At March 31, 2015 and December 31, 2014, 59% and 68% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Accellent, Inc.: As of March 31, 2015 and December 31, 2014, we held second lien senior secured loans in Accellent having an aggregate fair value of $1.0 million and $0.9 million, respectively. Accellent is a provider of fully integrated outsourced manufacturing and engineering services to the medical device industry, specializing in cardiovascular instruments (catheters), orthopedics and endoscopy needs. In March 2014, Accellent acquired Lake Region Medical for $390 million. Lake Region Medical was a producer of proprietary guidewires, coils, precision-machined products and custom device solutions serving the cardiology market, manufacturing over 32 million vascular access guidewires, representing 70% of worldwide volume.

Ardent Medical Services, Inc.: As of March 31, 2015, we held second lien senior secured loans in Ardent having an aggregate fair value of $1.0 million. We did not hold this loan as of December 31, 2014. Ardent provides health care services to customers in Tulsa, OK, Amarillo, TX and Albuquerque, NM.. They offer rehabilitation, surgery, and retail pharmaceutical services.

Onex Carestream Finance LP: As of March 31, 2015 and December 31, 2014, we held second lien senior secured loans in Carestream having an aggregate fair value of $1.0 and $1.0 million, respectively. Carestream is a provider of products and services for the capture, processing, viewing, sharing, printing and storage of images for medical and dental applications. They sell digital products, including printers and media, computed radiography and digital radiography equipment, picture archiving and communication systems, radiology information systems, information management solutions, dental practice management software, and services, as well as traditional medical products, including analog film, equipment, chemistry and services.

Ortho-Clinical Diagnostics: As of March 31, 2015 and December 31, 2014, we held corporate bonds of Ortho-Clinical having an aggregate fair value of $2.7 and $0.9 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

Surgery Partners: As of March 31, 2015 and December 31, 2014, we held second lien senior secured loans in Surgery Partners having an aggregate fair value of $1.0 and $1.0 million, respectively. Surgery Partners is an owner and operator of ambulatory surgery centers in joint ventures with physicians, with 102 locations across 29 states and surgical expertise in orthopedics, ophthalmology, pain management, gastrointestinal and general surgery.

Opportunistic Investments

Our Advisor makes opportunistic investments when it believes it has a differentiated view on an investment, has sourced a unique opportunity, or an investment has, in our Advisor’s opinion, an outsized return for the risk assumed. We will typically limit opportunistic investments to 20% or less of the portfolio, although we may invest more from time to time. The objective of opportunistic investments is primarily to generate capital appreciation, however, some opportunities may produce income as well.

Argentine Government: As of March 31, 2015 and December 31, 2014, we held sovereign bonds of the Republic of Argentina having an aggregate fair value of $2.1 and $1.9 million, respectively. In June 2014, a court ordered the paying agent not to disburse interest payments on the bonds, although the Argentine government continues to pay the interest on time. This caused the bonds to fall into technical default on July 30, 2014. The bonds are currently trading “flat” meaning they trade without accrued interest. If the current legal proceeding involving the bonds is settled or otherwise resolved and the interest payments are disbursed, we will earn all of the interest that has accrued (and paid to the paying agent) since June 30, 2014, although we have only owned the bonds since September 4, 2014.

Texas Competitive Electric: As of March 31, 2015 and December 31, 2014, we held first lien senior secured loans in Texas Competitive Electric having an aggregate fair value of $1.2 and $1.3 million, respectively. Texas Competitive Electric is the largest retail power supplier in Texas. Though TXU is currently in bankruptcy, a court ruling mandated that TXU make adequate protection payments to the first lien noteholders.

Results of Operations for the Three Months Ended March 31, 2015

Revenues

We primarily generate investment income in the form of interest on the debt securities we purchase or originate. During the ramp up phase, we have invested primarily in thinly syndicated middle-market loans as well as more liquid broadly syndicated bank loans (both private and public). Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread. The base lending rate is typically the three-month LIBOR. The settlement of bank loans differs from the settlement of many other equity or debt instruments. Bank loans are manually settled through the agent by assignment. As a result, settlement can take an undetermined amount of time. Currently, according to data provided by Markit Partners, bank loans settle, on average, on the twenty-first day after the trade date. Generally, interest does not begin to accrue to the buyer until seven business days after the trade date.

The Republic of Argentina sovereign bond purchased is in technical default and in accordance with U.S. generally accepted accounting principles (“GAAP”) does not accrue income (although for tax purposes it does accrue and therefore accrued interest is required to be paid out). For the three months ended March 31, 2015, we generated investment income of $182,742 in the form of interest and fees earned on our portfolio investments. If interest accrued included Argentine Bonds, we would have generated investment income of $230,836.

Expenses

Our total net operating expenses were $104,043, net of waivers of $375,359, for the three months ended March 31, 2015. Our operating expenses include base management fees attributed to the Advisor of $97,408 for three months ended March 31, 2015. Our expenses also include administrative services expenses attributed to the Advisor of $19,482 for the three months ended March 31, 2015. These fees were voluntarily waived for the period and are not subject to recoupment by the Advisor.

Our “Other Expenses” $362,512 for the three months ended March 31, 2015 and consisted of the following:

		Three Months Ended March 31, 2015
Audit and Tax	$	125,094
Legal		81,144
Custodian and accounting service fees		77,236
Reports to stockholders		51,786
Stock transfer fee		14,370
Directors’ fees		339
Other		12,543

Total	$	362,512

Expense Reimbursement

For the three months ended March 31, 2015, we accrued $375,359 of expense reimbursements from the Advisor. As of March 31, 2015 and December 31, 2014, we had $497,627 and $321,713, respectively, of reimbursements due from the Advisor. Under the Expense Limitation Agreement, amounts reimbursed to us by the Advisor may become subject to repayment by us in the future. During the three months ended March 31, 2015 and the period from September 2, 2014 (Commencement of Operations) through December 31, 2014, we did not accrue any amounts for expense recoupments payable to the Advisor. As of March 31, 2015 and December 31, 2014, $375,359 and $406,355, respectively, may be subject to repayment by us to the Advisor in the future.

The Advisor has funded our offering costs and organization costs in the amount of $288,286 for the three months ended March 31, 2015. Currently, the cumulative aggregate amount of $1,761,069 of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, we have recorded $40,286 payable to the Advisor. To the extent we are unable to raise sufficient capital such that the expenses paid by the Advisor on our behalf are more than 1% of total proceeds at the end of the Offering, the Advisor will forfeit the right to reimbursement of the remaining $1,592,065 of these costs.

Net Investment Income

We incurred net investment income of $78,699, or $0.05 per share, for the three months ended March 31, 2015. Had interest been accruing on the Argentine Bonds, net investment income would have been $126,793, or $0.08 per share for the three months ended March 31, 2015.

Net Realized Gains or Losses

We had sales or principal repayments of $62,416 during the three months ended March 31, 2015, from which we realized a net loss of $967.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $97,408, or $.06 per share. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2015 was primarily driven by the performance of the Argentina bonds.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2015, the net increase in net assets resulting from operations was $175,140, or $0.11 per share.

Income	$	182,742
Expenses		(104,043)
Net Realized Loss		(967)
Net Unrealized Appreciation		97,408
Net Increase in Net Assets Resulting from Operations	$	175,140

Financial Condition, Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $9,166,065 and $5,899,369, respectively, which we held in a custodial account. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

Concurrent with the date the Company commenced operations, we sold approximately 1,086,954 shares of common stock in a private placement to the Advisor at a price per share of $9.20, for gross proceeds of approximately $10.0 million. As the minimum offering requirement for our continuous public offering was $10.0 million from any source, the proceeds from the private placement qualified toward the minimum offering amount and we broke escrow. In November 2014, the Company issued an additional 271,739 shares to the Advisor for proceeds of approximately $2.5 million. On January 30, 2015, the Company issued 336,957 shares to the Advisor for proceeds of approximately $3.1 million. In aggregate, the Company has issued 1,717,389 shares to the Advisor for proceeds of approximately $15.8 million and issued 101,595 shares to unaffiliated investors for proceeds of approximately $934,674. During the three months ended March 31, 2015, we also incurred offering costs of $40,286 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on the financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $57,110 for the three months ended March 31, 2015.

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

Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC. Additionally, we may invest in higher yielding, liquid credit investments such as bank loans and corporate notes and bonds, which are considered “junk” as they are rated below investment grade, to the extent that at time of purchase 70% of our portfolio is in qualified investments as required rules and regulations under the 1940 Act

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. On January 6, 2015, the Company entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”), as lender and agent. Under the Credit Facility, State Street has agreed to extend credit to the Company in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on the Company’s total outstanding debt. Loans under the Credit Facility will bear interest (at the Company’s election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum. Interest is payable monthly in arrears. The Company will pay an unused commitment fee of 0.15% per annum on committed but unused amounts under the Credit Facility. All outstanding borrowings under the Credit Facility will mature and the principal, together with all accrued and unpaid interest, will be due and payable on January 5, 2016. In connection with the Credit Facility, the Company has also entered into a security agreement with State Street, both in its capacity as agent for the lenders under the Credit Facility and in its capacity as custodian to the Company, pursuant to which the Company grants State Street a security interest in all of the Company’s assets. State Street serves as the Company’s custodian and sub-administrator pursuant to separate agreements. The Credit Facility contains certain customary covenants including that senior securities representing indebtedness will not exceed 33 1/3% of the Company’s net assets. The Credit Facility also includes customary representations and warranties, conditions precedent to borrowings and events of default. As of March 31, 2015, we had borrowings of $2,500,000 under the Credit Facility.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2015 and December 31, 2014, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory services agreement, the fee payable to the Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2015, the Company incurred no incentive fees.

Under the Administration Agreement, the Advisor furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We will reimburse the Advisor for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, to the extent that such expenses do not exceed an annual rate of 0.4% of our gross assets. The Advisor may also provide on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance and any expenses payable to the Advisor for such managerial assistance are not subject to the cap on reimbursement.

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

The Company’s organization and offering costs together are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. $1,592,065 of organization and offering costs could become payable to the Advisor contingent upon the amount of future proceeds raised.

Any expenses reimbursed by the Advisor pursuant to the expense limitation agreement are subject to possible recoupment by the Advisor within three years. The recoupment by the Advisor will be limited to the amount of previously waived fees or reimbursed expenses and cannot cause the Company’s expenses to exceed any expense limitation in place at the time of recoupment. For the three months ended March 31, 2015 and year ended December 31, 2014, the Advisor reimbursed $258,469 and $406,355, respectively, which is subject to recoupment until March 31, 2018 and December 31, 2017, respectively.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Advisor. James Dondero, our president, controls the Advisor by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Advisor has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The Advisor has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Advisor experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Advisor.

•	On May 27, 2014, in connection with a private placement to the Advisor, we issued approximately 21,739 units representing limited liability company interests at a price of $9.20 per unit, for aggregate proceeds of $200,000. Upon our conversion from a Delaware limited liability company to a Delaware corporation on June 10, 2014, the approximately 21,739 units representing limited liability company interests converted into approximately 21,739 shares of our common stock. On September 2, 2014, in connection with a private placement of shares of our common stock to the Advisor and its affiliate, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10.0 million. We completed a second private placement with the Advisor on October 8, 2014, for proceeds of approximately $6,000,000, which amount was used to repurchase our shares from an affiliate of the Advisor. On November 25, 2014, the Company issued an additional 271,739 shares to the Advisor for proceeds of approximately $2.5 million. On January 30, 2015, the Company issued 336,957 shares to the Advisor for proceeds of approximately $3.1 million. In aggregate, the Company has issued 1,717,389 shares to the Advisor for proceeds of approximately $15.8 million.

The Advisor and its affiliates also sponsor, or manage, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to the Advisor’s allocation policy, the Advisor or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with the Advisor’s allocation procedures. The Advisor and its affiliates have filed an application for exemptive relief with the SEC, which if granted, would allow us to co-invest with certain affiliates covered by the relief.

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

Fair Value of Financial Instruments

We value our investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

Once fully ramped, the portfolio will consist primarily of debt investments and equity investments that are fair valued. The portion of our portfolio that receives values from independent third parties are valued at the midpoint of the bid and ask price quotations obtained from unaffiliated market makers, other financial institutions that trade in similar investments or based on prices provided by independent third party pricing services. For investments where there are no available bid quotations, fair value is derived using proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, and other applicable factors for similar transactions.

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

The valuation process is conducted at the end of each fiscal quarter, with a portion of our valuations of portfolio companies without market quotations subject to review by an independent valuation firm each quarter. When an external event with respect to one of our portfolio companies, such as a purchase transaction, public offering or subsequent equity sale occurs, we expect to use the pricing indicated by such external event to corroborate our valuation.

With respect to investments for which market quotations are not readily available, our board undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio, company or investment being initially valued by investment professionals of our investment advisor responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment advisor.

•	The audit committee of the board reviews these preliminary valuations.

•	At least once per 12-month period, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The board discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Organization Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are expensed as we raise proceeds. Organization costs, together with offering costs, are limited to 1% of total proceeds raised in this offering and are not due and payable to the Advisor to the extent they exceed that amount. For the three months ended March 31, 2015, the Advisor incurred and paid organization cost of $0 on our behalf. Currently, the total amount of organization and offering costs exceeds 1% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by the Advisor on our behalf are more than 1% of total proceeds at the end of this offering, the Advisor will forfeit the right to reimbursement of such costs that exceed 1% of total proceeds.

Offering Costs

Our offering costs include legal fees and other costs pertaining to the preparation of our registration statement relating to the public offering of our shares of common stock, audit fees, and printing costs. Offering costs are charged against capital in excess of par value on the statements of assets and liabilities. Offering costs, together with organization costs, are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. For the three months ended March 31, 2015, the Advisor incurred and paid offering costs of $288,286 on our behalf. We have recorded $40,286 of offering costs on the accompanying statements of changes in net assets, which is payable to the Advisor.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, most significantly changes in interest rates. As of March 31, 2015 and December 31, 2014, 69% and 69% (based on fair value), respectively, of the investments in our portfolio had floating interest rates, and the credit facility agreement entered into with State Street Bank on January 6, 2015 also has a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. Our credit facility is based on the greater of the following scenarios: (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum.

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

Assuming that the interim and unaudited statements of assets and liabilities as of March 31, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(6,200)	$(6,250)	$50
Up 50 basis points	23,800	12,500	11,300
Up 100 basis points	61,275	25,000	36,275
Up 200 basis points	186,026	50,000	136,026
Up 300 basis points	315,376	75,000	240,376

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

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with Supplement No. 7 to the Company’s Prospectus dated October 14, 2014 (File No. 333-196096) filed on April 23, 2015)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Credit Agreement, dated January 6, 2015, among the Company, State Street Bank and Trust Company and the other lending institution party thereto, and State Street Bank and Trust Company, as agent (Incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014)

31.1	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NexPoint Capital, Inc.

Dated: May 15, 2015	By	/s/ James Dondero
James Dondero
President
(Principal Executive Officer)

Dated: May 15, 2015	By	/s/ Brian Mitts
Brian Mitts
Chief Financial Officer
(Principal Accounting and Financial Officer)