Form 10-Q
period 2015-06-30
NexPoint Capital, Inc.
filed 2015-08-14
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 11, 2015, the Registrant had 2,177,367 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1. Financial Statements

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at value (cost of $18,794,371 and $10,593,021, respectively)	$18,108,697	$10,306,950
Cash and cash equivalents	1,558,432	5,899,369
Interest receivable	72,333	98,830
Receivable from Advisor(1)	1,123,801	279,294
Due from affiliates(1)	—	859,935
Other receivables	81,258	—
Prepaid expenses	8,613	14,491

Total assets	20,953,134	17,458,869

Liabilities
Credit facility payable (net of deferred financing costs of $13,014)	2,486,986	—
Payable for investments purchased	750,000	4,929,750
Directors’ fees payable(1)	310	320
Interest expense payable	2,689	—
Accrued expenses and other liabilities	361,731	146,471

Total liabilities	3,601,716	5,076,541

Commitments and Contingencies ($1,710,456 and $1,344,065, respectively)(2)
Net Assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 2,033,862 and 1,381,087 shares issued and outstanding, respectively)	2,034	1,381
Paid-in capital in excess of par	18,536,881	12,603,546
Accumulated net realized gain (loss)	(326,092)	4,986
Undistributed (distributions in excess of) net investment income	(175,731)	58,486
Net unrealized appreciation (depreciation) on investments	(685,674)	(286,071)

Total net assets	$17,351,418	$12,382,328

Net asset value per share of common stock	$8.53	$8.97

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 8 for a discussion of the commitments and contingencies of the Company (as defined below).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014(1)	2015	2014(1)
Investment income:
Interest	$300,379	$—	$482,750	$—
Dividend income	39,125	—	39,125	—
Other fee income	2,282	—	2,653	—

Total investment income	341,786	—	524,528	—

Expenses:
Audit and tax fees	115,767	—	240,861	—
Investment advisory fees (2)	113,565	—	210,973	—
Legal fees	135,270	—	216,414	—
Custodian and accounting service fees	66,609	—	143,845	—
Reports to stockholders	25,230	—	77,016	—
Administration fees (2)	22,713	—	42,195	—
Stock transfer fee	70,605	—	84,975	—
Directors’ fees (2)	425	—	764	—
Organization costs	—	2,000	—	2,000
Interest expense (3)	8,671	—	8,671	—
Other expenses	32,417	—	44,960	—

Total expenses	591,272	2,000	1,070,674	2,000
Expenses waived or reimbursed by the Advisor (2)	(550,829)	—	(926,188)	—

Net expenses	40,443	2,000	144,486	2,000

Net investment income	301,343	(2,000)	380,042	(2,000)

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	(330,111)	—	(331,078)	—
Net change in unrealized appreciation (depreciation) on investments	(497,011)	—	(399,603)	—

Net realized and unrealized gains (losses)	(827,122)	—	(730,681)	—

Net decrease in net assets resulting from operations	$(525,779)	$(2,000)	$(350,639)	$(2,000)

Per share information—basic and diluted per common share
Net investment income (loss):	$0.16	$(0.09)	$0.22	$(0.09)
Earnings per share:	$(0.27)	$(0.09)	$(0.20)	$(0.09)
Weighted average shares outstanding:	1,929,446	21,739	1,760,950	21,739
Distributions declared per share:	$0.17	$—	$0.34	$—

(1)	Commencement of operations occurred on September 2, 2014.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended June 30,
	2015	2014(1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$380,042	$(2,000)
Net realized gain (loss) on investments	(331,078)	—
Net change in unrealized appreciation (depreciation) on investments	(399,603)	—

Net decrease in net assets resulting from operations	(350,639)	(2,000)

Distributions to stockholders:
Net investment income	(614,259)	—

Total distributions to stockholders	(614,259)	—

Capital share transactions:
Issuance of common stock	5,384,874	200,000
Issuance of common shares pursuant to distribution reinvestment plan	609,053	—
Offering costs	(59,939)	—

Net increase in net assets resulting from capital transactions	5,933,988	200,000

Total increase in net assets	4,969,090	198,000
Net assets at beginning of period	12,382,328	—

Net assets at end of period	$17,351,418	$198,000

Distributions in excess of net investment income/accumulated net investment loss	$(175,731)	$(2,000)
Changes in common shares
Issuance of common stock	586,186	—
Reinvestment of common stock	66,589	—

Net increase in common shares	652,775	—

(1)	Commencement of operations occurred on September 2, 2014.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014(1)
Cash Flows Used in Operating Activities
Net decrease in net assets resulting from operations	$(350,639)	$—
Adjustments to Reconcile Net Decrease in Net Assets Resulting from Operations to Net Cash Used in Operating Activities:
Purchases of investment securities	(12,717,897)	—
Proceeds from sales and principal repayments of investment securities	4,198,446	—
Net realized (gain) loss on investments	331,078	—
Net change in unrealized (appreciation) depreciation on investments	399,603	—
Amortization of premium/discount, net	(12,977)	—
Amortization of deferred financing costs	11,986	—
Decrease in interest receivable	26,497	—
Increase in receivable from Advisor	(904,446)	—
Increase in other receivables	(81,258)	—
Decrease in prepaid expenses	5,878	—
Decrease in due from affiliates	859,935	—
Decrease in payable for investments purchased	(4,179,750)	—
Decrease in directors’ fees payable	(10)	—
Increase in interest expense payable	2,689	—
Increase in accrued expenses and other liabilities	215,260	—

Net cash flow used in operating activities	(12,195,605)	—

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock	5,384,874	—
Distributions paid in cash	(5,206)	—
Financing costs paid	(25,000)	—
Borrowings under credit facilities	2,500,000	—

Net cash flow provided by financing activities	7,854,668	—

Net decrease in cash and cash equivalents	(4,340,937)	—
Cash and cash equivalents
Beginning of the period	5,899,369	—

End of the period	$1,558,432	$—

Supplemental Disclosure and Non-Cash Financing Activities
Cash paid during the period for interest	$5,982	$—
Reinvestment of distributions paid	$609,053	$—
Offering costs paid	$(59,939)	$—

(1)	Commencement of operations occurred on September 2, 2014.

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

June 30, 2015

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 72.2%(4)
Energy – 2.2%
Fieldwood Energy LLC Second Lien Term Loan(5)	L + 712.5	1.25%	9/30/2020	$500,000	$504,567	$385,235

Health Care – 49.1%
Accellent Inc. Second Lien Term Loan(6)	L + 650	1.00%	3/11/2022	5,000,000	4,852,779	4,803,125
Ardent Medical Services, Inc. Second Lien Term Loan(7)	L + 950	1.50%	1/2/2019	1,000,000	1,003,537	1,008,125
Onex Carestream Finance LP Second Lien Term Loan(6)	L + 850	1.00%	12/7/2019	966,155	977,406	962,532
Surgery Center Holdings, Inc. Second Lien Term Loan(6) (8)	L + 750	1.00%	11/3/2021	1,750,000	1,740,781	1,750,000

						8,523,782

Media/Telecommunications – 2.7%
TWCC Holding Corp. Second Lien Term Loan(6)	L + 600	1.00%	6/26/2020	500,000	493,283	467,918

Service – 5.6%
Advantage Sales & Marketing Inc. Second Lien Term Loan(6)	L + 650	1.00%	7/25/2022	500,000	497,093	503,957
EnergySolutions, LLC (aka Envirocare of Utah, LLC) Term Advance(6)	L + 575	1.00%	5/29/2020	468,929	477,348	471,665

						975,622

Technology – 5.9%
Vertafore, Inc. Second Lien Term Loan(6)	L + 825	1.50%	10/29/2017	1,000,000	1,005,599	1,010,835

Utility – 6.7%
Texas Competitive Electric Holdings Company, LLC (TXU) Extended Term Loan(7) (12)	L + 450		10/10/2017	2,000,000	1,488,500	1,156,820

Total Senior Secured Loans						12,520,212

Foreign Sovereign Bonds – 11.6%
Argentine Republic Government International Bond (9) (10)	8.28%		12/31/2033	2,103,057	1,750,795	2,018,935

Total Foreign Sovereign Bonds						2,018,935

Corporate Bonds – 15.2%
Health Care – 15.2%
Ortho-Clinical Diagnostics (11)	6.63%		5/15/2022	3,000,000	2,727,343	2,640,000

Total Corporate Bonds						2,640,000

Asset-Backed Securities – 2.4%
Financials – 2.4%
Grayson Investor Corp. (9) (11)				800	456,000	418,800

Total Asset-Backed Securities						418,800

				Shares
Common Stocks – 1.5%
Chemicals – 1.5%
MPM Holdings, Inc. (9)				8,500	250,750	250,750

Total Common Stocks						250,750

				Contracts
Purchased Call Options – 1.5%
Technology – 1.5%
Salesforce.com, Inc., Strike price $72.50, expires 08/15/2015 (9)				1,000	568,590	260,000

Total Purchased Call Options						260,000

Total Investments- 104.4%					$18,794,371	$18,108,697

Other Assets & Liabilities, net- (4.4%)						$(757,279)

Net Assets- 100.0%						$17,351,418

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2015

(Unaudited)

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
(2)	All investments are denominated in United States Dollars and domiciled in the United States except for Argentine Republic Government International Bond which is domiciled in Argentina.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the weighted average rate at June 30, 2015. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(5)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at June 30, 2015 was 0.44%. The current base rate for each investment may be different from the reference rate on June 30, 2015.
(6)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2015 was 0.28%. The current base rate for each investment may be different from the reference rate on June 30, 2015.
(7)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2015 was 0.19%. The current base rate for each investment may be different from the reference rate on June 30, 2015.
(8)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 14.1% of the Company’s total assets as of June 30, 2015.
(10)	The issuer is, or is in danger of being, in default of its payment obligation. Income is not being accrued.
(11)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of June 30, 2015, these securities amounted to $3,058,800, or 17.6% of net assets.
(12)	The issuer is, or is in danger of being, in default of its payment obligation. However, adequate protections payments are being made by the issuer.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments

December 31, 2014

Portfolio Company(1)(2)	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Amortized Cost	Fair Value (8)
Senior Secured Loans – 57.0%(3)
Energy – 3.0%
Fieldwood Energy LLC Second Lien Term Loan	8.38%	9/30/2020	$500,000	$504,909	$369,063

Health Care – 23.5%
Accellent Inc. Second Lien Term Loan(4)	7.50%	3/11/2022	1,000,000	970,000	947,500
Onex Carestream Finance LP Second Lien Term Loan(4)	9.50%	12/7/2019	1,000,000	1,012,500	996,460
Surgery Center Holdings, Inc. Second Lien Term Loan	8.50%	11/3/2021	1,000,000	990,000	968,750

					2,912,710

Media/Telecommunications – 3.9%
TWCC Holding Corp. Second Lien Term Loan	7.00%	6/26/2020	500,000	492,736	480,835

Service – 8.0%
Advantage Sales & Marketing Inc. Second Lien Term Loan	7.50%	7/25/2022	500,000	496,945	496,000
EnergySolutions, LLC (aka Envirocare of Utah, LLC) Term Advance	6.75%	5/29/2020	497,500	507,181	497,343

					993,343

Technology – 8.1%
Vertafore, Inc. Second Lien Term Loan(4)	9.75%	10/27/2017	1,000,000	1,006,250	1,007,505

Utility – 10.5%
Texas Competitive Electric Holdings Company, LLC (TXU) Extended Term Loan(4)	4.65%	10/10/2017	2,000,000	1,485,000	1,300,000

Total Senior Secured Loans					7,063,456

Foreign Sovereign Bonds – 15.2%
Argentine Republic Government International Bond (5) (6)	8.28%	12/31/2033	2,103,057	1,750,795	1,887,494

Total Foreign Sovereign Bonds					1,887,494

Corporate Bonds – 7.3%
Health Care – 7.3%
Ortho-Clinical Diagnostics (7)	6.63%	5/15/2022	1,000,000	920,705	900,000

Total Corporate Bonds					900,000

Asset-Backed Securities – 3.7%
Financials – 3.7%
Grayson Investors Corp. (6) (7)			800	456,000	456,000

Total Asset-Backed Securities					456,000

Total Investments- 83.2%				$10,593,021	$10,306,950

Other Assets & Liabilities, net- 16.8%					$2,075,378

Net Assets- 100.0%					$12,382,328

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
(2)	All investments are denominated in United States Dollars and domiciled in the United States except for Argentine Republic Government International Bond, which is domiciled in Argentina.
(3)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the weighted average rate at December 31, 2014. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(4)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(5)	The issuer is, or is in danger of being, in default of its payment obligation. Income is not being accrued.
(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 13.4% of the Company’s total assets as of December 31, 2014.
(7)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2014, these securities amounted to $1,356,000, or 11.0% of net assets.
(8)	Amortized cost represents the original cost adjusted for the amortization of premiums an d/or accretion of discounts, as applicable, on investments.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Notes To Financial Statements (Unaudited)

Note 1 — Organization

NexPoint Capital, Inc. (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 Financial Services—Investment Companies. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations. The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Advisor”), our external advisor.

The Company has retained the Advisor to manage certain aspects of its affairs on a day-to-day basis. Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Advisor, serves as the dealer manager of the Company’s continuous public offering. The shares are being offered on a “best efforts” basis, which means generally that the Dealer Manager is required to use only its best efforts to sell the shares and it has no firm commitment or obligation to purchase any of the shares. The Advisor and Dealer Manager are related parties and will receive fees and other compensation for services related to the investment and management of the Company’s assets and the continuous public offering.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements is not required for interim financial statements and has been condensed or omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015.

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

Securities Sold Short

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statement of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company. At period end, the Company did not have any securities sold short.

When securities are sold short, the Company intends to limit exposure to a possible market decline in the value of its portfolio companies through short sales of securities that the Advisor believes possess volatility characteristics similar to those being hedged. In addition, the Company may use short sales for non-hedging purposes to pursue its investment objective. Subject to the requirements of the 1940 Act and the Code, the Company will not make a short sale if, after giving effect to such sale, the market value of all securities sold short by the Company exceeds 25% of the value of its total assets.

Fair Value of Financial Instruments

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”) defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company determines the net asset value of its investment portfolio each quarter, or more frequently as needed. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Board of Directors or by the Advisor, pursuant to board-approved procedures. In connection with that determination, the Company will provide the Board of Directors with portfolio company valuations which are based on relevant inputs, including indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, the Board of Directors undertakes a multi-step valuation process, as described below:

•	The valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Advisor responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with senior management of the Advisor (the “Valuation Committee”).

•	The audit committee of the Board of Directors reviews these preliminary valuations.

•	At least once per 12 – month period, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	Based on this information, the Board of Directors discusses valuations and determines the fair value of each investment in the portfolio in good faith.

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

As of June 30, 2015, the Company’s investments consisted of senior secured loans, corporate bonds, foreign sovereign bonds, asset–backed securities, common stocks and options. The fair value of the Company’s loans, bonds and asset–backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset–backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset–backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

The fair value of the Company’s common stocks and options that are not actively traded on national exchanges are generally priced using quotes derived from implied values, indicative bids, or a limited amount of actual trades and are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. Exchange traded options are valued based on the last trade price on the primary exchange on which they trade. If an option does not trade, the mid-price is utilized to value the option.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (unaudited)
Investments	Level 1	Level 2	Level 3	Total
Senior Secured Loans
Energy	$—	$385,235	$—	$385,235
Health Care	—	962,532	7,561,250	8,523,782
Media/Telecommunications	—	467,918	—	467,918
Service	—	975,622	—	975,622
Technology	—	1,010,835	—	1,010,835
Utility	—	1,156,820	—	1,156,820
Foreign Sovereign Bonds	—	2,018,935	—	2,018,935
Corporate Bonds	—	2,640,000	—	2,640,000
Asset – Backed Securities	—	418,800	—	418,800
Common Stock	—	250,750	—	250,750
Purchased Call Options	260,000	—	—	260,000

Total Investments	$260,000	$10,287,447	$7,561,250	$18,108,697

	December 31, 2014
Investments	Level 1	Level 2	Level 3	Total
Senior Secured Loans
Energy	$—	$369,063	$—	$369,063
Health Care	—	—	2,912,710	2,912,710
Media/Telecommunications	—	480,835	—	480,835
Service	—	496,000	497,343	993,343
Technology	—	—	1,007,505	1,007,505
Utility	—	1,300,000	—	1,300,000
Foreign Sovereign Bonds	—	1,887,494	—	1,887,494
Corporate Bonds	—	900,000	—	900,000
Asset – Backed Securities	—	456,000	—	456,000

Total Investments	$—	$5,889,392	$4,417,558	$10,306,950

The table below set forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2015.

Six Months Ended June 30, 2015
Investments:	Balance as of December 31, 2014	Transfers into Level 3	Transfer out of Level 3	Net Amortization (Accretion) of Premium/ (Discount)	Net Realized Gains/ (Losses)	Net Unrealized Gains/ (Losses)	Purchases	(Sales and Redemptions)	Balance as of June 30, 2015	Change in Unrealized Gain/(Loss) on Level 3 securities still held at period end
Senior Secured Loans
Health Care	$2,912,710	$—	$(962,532)	$2,516	$(418)	$9,069	$5,633,750	$(33,845)	$7,561,250	$9,069
Service	497,343	—	(471,665)	(712)	(549)	4,154	—	(28,571)	—	4,154
Technology	1,007,505	—	(1,010,835)	(651)	—	3,981	—	—	—	3,981

Total	$4,417,558	$—	$(2,445,032)	$1,153	$(967)	$17,204	$5,663,750	$(62,416)	$7,561,250	$17,204

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

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of June 30, 2015 and December 31, 2014:

Investment	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (weighted average)
Senior Secured Loans	$7,561,250	Third Party Pricing Vendor	Broker Quotes	96.06% - 100.81% (97.61%)

Investment	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (weighted average)
Senior Secured Loans	$4,417,558	Market Quotes	Broker Quotes	94.75% - 100.75% (98.28%)

Derivative Transactions

The Company is subject to equity price risk, interest rate risk and foreign currency exchange rate risk in the normal course of pursuing its investment objective. The Company enters into derivative transactions for the purpose of hedging against the effects of changes in the value of portfolio securities due to anticipated changes in market conditions, to gain market exposure for residual and accumulating cash positions and for managing the duration of fixed income investments.

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price.

The average volume of derivative activity for the six months ended June 30, 2015, is as follows:

	Units/ Contracts	Unrealized Appreciation/ (Depreciation)	Notional Amount
Purchased Options Contracts	333	$(102,863)	$6,963,000

Investment Transactions

Investment transactions are accounted for on trade date. Realized gains/(losses) on investments sold are recorded on the basis of specific identification method for both financial statement and U.S. federal income tax purposes. Payable for investments purchased and receivable for investments sold on the Statements of Assets and Liabilities, if any, represents the cost of purchases and proceeds from sales of investment securities, respectively, for trades that have been executed but not yet settled.

Income Recognition

Corporate actions (including cash dividends) are recorded on the ex-dividend date, net of applicable withholding taxes, except for certain foreign corporate actions, which are recorded as soon after ex-dividend date as such information becomes available. Interest income is recorded on the accrual basis. The Company does not accrue as a receivable interest or dividends on loans and securities if there is a reason to doubt the Company’s ability to collect such income. As of June 30, 2015 and December 31, 2014, the Company did not accrue receivable interest on $2,018,935 and $1,887,494, respectively, of investments. The corresponding interest amounts not accrued were $86,351 and $57,726, respectively. Loan origination fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income.

Accretion of discounts and amortization of premiums on taxable bonds and loans are computed to the call or maturity date, whichever is shorter, using the effective yield method. Withholding taxes on foreign dividends have been provided for in accordance with the Company’s understanding of the applicable country’s tax rules and rates.

Organization Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to the Company’s organization, and are paid by the Advisor, are expensed as the Company raises proceeds and become payable to the Advisor. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. For the three and six months ended June 30, 2015, the Advisor incurred and paid organization costs of $0 and 0, respectively, on behalf of the Company, and recorded $0 of organizational expense on the accompanying statements of operations. For the three and six months ended June 30, 2014, the Advisor incurred and paid organization costs of $450 on behalf of the Company, and recorded $2,000 of organizational expense on the accompanying statements of operations, which is payable to the Advisor.

Offering Costs

The Company’s offering costs include legal fees, promotional costs, and other costs pertaining to the public offering of its shares of common stock. Offering costs are paid by the Advisor and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds are raised and the costs become payable to the Advisor. Offering costs, together with organization costs, are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. For the three and six months ended June 30, 2015, the Advisor incurred and paid offering costs of $138,044 and $426,330, respectively, on behalf of the Company. For the three and six months ended June 30, 2014, the Advisor incurred and paid offering costs of $699,192 and $1,047,421, respectively, on behalf of the Company. The Company has recorded $59,939 of offering costs on the accompanying Statements of Changes in Net Assets, which is payable to the Advisor.

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the six months ended June 30, 2015. Selling commissions or fees of $194,220 were paid for the six months ended June 30, 2015.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three Months Ended
Basic and diluted	June 30, 2015	June 30, 2014
Net increase/(decrease) in net assets from operations	$(525,779)	$(2,000)
Weighted average common shares outstanding	1,929,446	21,739
Earnings per common share-basic and diluted	(0.27)	(0.09)

	Six Months Ended
Basic and diluted	June 30, 2015	June 30, 2014
Net increase/(decrease) in net assets from operations	$(350,639)	$(2,000)
Weighted average common shares outstanding	1,760,950	21,739
Earnings per common share-basic and diluted	(0.20)	(0.09)

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

Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. As permitted, the Company has elected to early adopt ASU 2015-03 for its June 30, 2015 financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities. The guidance is required to be presented for annual periods beginning after December 15, 2015, and for interim periods within those fiscal years. Management is currently evaluating the implication, if any, of the additional disclosure requirements and its impact on the Company’s financial statements.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s investments by industry classification at fair value at June 30, 2015:

	Fair Value	Percentage
Health Care	$11,163,782	61.6%
Sovereign	2,018,935	11.2%
Technology	1,270,835	7.0%
Utility	1,156,820	6.4%
Service	975,622	5.4%
Media/Telecommunications	467,918	2.6%
Financials	418,800	2.3%
Energy	385,235	2.1%
Chemicals	250,750	1.4%

Total	$18,108,697	100.0%

The following table shows the composition of the Company’s investments by industry classification at fair value at December 31, 2014:

	Fair Value	Percentage
Healthcare	$3,812,710	37.0%
Sovereign	1,887,494	18.3%
Utility	1,300,000	12.6%
Technology	1,007,505	9.8%
Service	993,343	9.6%
Media/Telecommunications	480,835	4.7%
Financials	456,000	4.4%
Energy	369,063	3.6%

Total	$10,306,950	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of June 30, 2015:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured Loans	$13,040,893	69.4%	$12,520,212	69.1%
Corporate Bonds	2,727,343	14.6%	2,640,000	14.7%
Foreign Sovereign Bonds	1,750,795	9.3%	2,018,935	11.1%
Asset-Backed Securities	456,000	2.4%	418,800	2.3%
Purchased Call Options	568,590	3.0%	260,000	1.4%
Common Stocks	250,750	1.3%	250,750	1.4%

Total	$18,794,371	100.0%	$18,108,697	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of December 31, 2014:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured Loans	$7,465,521	70.5%	$7,063,456	68.6%
Foreign Sovereign Bonds	1,750,795	16.5%	1,887,494	18.3%
Corporate Bonds	920,705	8.7%	900,000	8.7%
Asset-Backed Securities	456,000	4.3%	456,000	4.4%

Total	$10,593,021	100.0%	$10,306,950	100.0%

The following table shows the composition of the Company’s investments by geographic classification at June 30, 2015:

Geography	Fair Value	Percentage
Argentina(1)	$2,018,935	11.1%
United States	16,089,762	88.9%

Total	$18,108,697	100.0%

(1)	Investment denominated in USD

The following table shows the composition of the Company’s investments by geographic classification at December 31, 2014:

Geography	Fair Value	Percentage
Argentina(1)	$1,887,494	18.3%
United States	8,419,456	81.7%

Total	$10,306,950	100.0%

(1)	Investment denominated in USD

Note 4 — Related Party Transactions and Arrangements

Investment Advisory Fee

Payments for investment advisory services under the Company’s investment advisory agreement (the “Investment Advisory Agreement”) and administrative services agreement (the “Administration Agreement”) is equal to (a) a base management fee calculated at an annual rate of 2.0% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and (b) an incentive fee based on the Company’s performance.

For the three and six months ended June 30, 2015, the Company incurred investment advisory fees payable to the Advisor of $113,565 and $210,973, respectively, which were voluntarily waived. These waived fees are not subject to recoupment by the Advisor.

Incentive Fee

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the Company’s net assets, as defined in the Investment Advisory Agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% of the Company’s net assets at the end of such quarter, or 9.375% annually. This “catch-up” feature allows the Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Advisor will receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company will accrue for the capital gains incentive fee, which, if earned, will be paid annually. The Company will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

For the three and six months ended June 30, 2015, the Company incurred no incentive fees.

Administration Fee

Pursuant to the Administration Agreement with the Advisor, the Company also reimburses the Advisor for expenses necessary for its performance of services related to the Company’s administration and operations. The amount of the reimbursement will be the lesser of (1) the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement and (2) 0.40% of the Company’s average gross assets. The Advisor is required to allocate the cost of such services to the Company based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. The Board of Directors assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board of Directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board of Directors will compare the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

For the three and six months ended June 30, 2015, the Company incurred administration fees payable to the Advisor of $22,713 and $42,195, respectively, which were voluntarily waived. These waived fees are not subject to recoupment by the Advisor.

Organization and Offering Costs

The Advisor has funded the Company’s offering costs and organization costs in the amount of $138,044 and $426,330 for the three and six months ended June 30, 2015, respectively. The Advisor has funded the Company’s offering costs and organization costs in the amount of $699,192 and $1,047,421, respectively, for the three and six months ended June 30, 2014. Currently, the cumulative aggregate amount of $1,899,113 of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, the Company has recorded $59,939 of organizational and offering costs on the accompanying Statements of Operations and Statements of Changes in Net Assets, which is payable to the Advisor. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Advisor on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Advisor will forfeit the right to reimbursement of the remaining $1,710,456 of these costs.

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

For the three and six months ended June 30, 2015, the Company recorded an expense relating to director fees of $425 and $764, respectively. As of June 30, 2015, $310 was payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Advisor is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly by us as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable by us to the Advisor, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Advisor upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement was extended through September 2, 2016.

Any expenses reimbursed by the Advisor pursuant to the expense limitation agreement are subject to possible recoupment by the Advisor within three years. The recoupment by the Advisor will be limited to the amount of previously reimbursed expenses and cannot cause the Company’s expenses to exceed any expense limitation in place at the time of recoupment. For the three and six months ended June 30, 2015, the Advisor reimbursed $414,551 and $673,020, respectively, which is subject to recoupment until June 30, 2018 and March 31, 2018, respectively.

Trade Allocation

During the year ended December 31, 2014, the Company incurred a trade allocation error. In conjunction with the error, the Company has recorded a due from affiliates in the amount of $859,935 on the Statements of Assets and Liabilities for the balance of the trade. The Company recognized no gain (loss) as a result of the trade allocation error. For the six months ended June 30, 2015, there were no trade allocation errors.

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

Unrealized appreciation and depreciation at June 30, 2015 and December 31, 2014, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross Appreciation	Gross (Depreciation)	Net Appreciation/ (Depreciation)(1)	Cost
June 30, 2015	$294,047	$(979,721)	$(685,674)	$18,794,371
December 31, 2014	137,954	(480,618)	(342,664)	10,649,614

(1)	Any differences between book-basis and tax-basis net unrealized appreciation/(depreciation) are primarily due to defaulted bonds accumulated interest.

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the six months ended June 30, 2015, the Company did not incur any interest or penalties.

Note 6 — Share Repurchase Program

Beginning with the first full calendar quarter following the one year anniversary of the satisfaction of the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Board of Directors in its complete and absolute discretion unless, in the judgment of the Independent Directors of the Board of Directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities

Exchange Act of 1934, as amended (“the Exchange Act”), and the 1940 Act. In months in which the Company repurchases shares of common stock, it will conduct repurchases on the same date that it holds its first semi-monthly closing for the sale of shares of common stock in its public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

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

In connection with the Credit Facility, the Company has also entered into a security agreement with State Street, both in its capacity as agent for the lenders under the Credit Facility and in its capacity as custodian to the Company, pursuant to which the Company grants State Street a security interest in all of the Company’s assets. State Street serves as the Company’s custodian and sub-administrator pursuant to separate agreements. The Credit Facility contains certain customary covenants and limits senior securities representing indebtedness to not more than 33 1/3% of the Company’s total assets. The Credit Facility also includes customary representations and warranties, conditions precedent to borrowings and events of default.

As of June 30, 2015, $2,486,986 was outstanding under the Credit Facility. The carrying amount outstanding approximates its fair value. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. The Company has recorded these costs as a direct deduction to the amount outstanding under the Credit Facility on the Statements of Assets and Liabilities and amortized to interest expense over the life of the Credit Facility. As of June 30, 2015, $13,014 of such financing costs has yet to be amortized to interest expense.

For the three and six months ended June 30, 2015, the components of total interest expense were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Direct interest expense	$8,671	$8,671
Commitment fees	8,531	17,281
Amortization of financing costs	6,233	11,986

Total interest expense	$23,435	$37,938

For the six months ended June 30, 2015, the average daily amount outstanding was $1,314,286 at a weighted average interest rate of 1.38%. The effective interest rate on borrowings was 1.40%.

The Company is required to maintain 300% asset coverage with respect to amounts outstanding under the Credit Facility. Asset coverage is calculated by subtracting the Company’s total liabilities, not including any amount representing bank loans and senior securities, from the Company’s total assets and dividing the result by the principal amount of the borrowings outstanding. As of June 30, 2015, the Company’s debt outstanding was $2,486,986 and asset coverage was 7.98 to 1.

Note 8 — Economic Dependency and Commitments and Contingencies

Under various agreements, the Company has engaged the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. Additionally, the Advisor pays all of the Company’s organization and offering costs subject to reimbursement to the extent organization and offering costs paid by the Advisor do not exceed 1% of gross proceeds raised.

The Company’s organization and offering costs together are limited to 1% of total proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of June 30, 2015, $1,710,456 of organization and offering costs could become payable to the Advisor contingent upon the amount of future proceeds raised.

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

Counterparty Credit Risk

Counterparty credit risk is the potential loss the Company may incur as a result of the failure of a counterparty or an issuer to make payments according to the terms of a contract. Counterparty credit risk is measured as the loss the Company would record if its counterparties failed to perform pursuant to the terms of their obligations to the Company. Because the Company may enter into over-the-counter forwards, options, swaps and other derivative financial instruments, the Company may be exposed to the credit risk of its counterparties. To limit the counterparty credit risk associated with such transactions, the Company conducts business only with financial institutions judged by the Advisor to present acceptable credit risk.

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

Options Risk

There are several risks associated with transactions in options on securities. For example, there are significant differences between the securities and options markets that could result in an imperfect correlation between these markets, causing a given transaction not to achieve its objectives. A transaction in options or securities may be unsuccessful to some degree because of market behavior or unexpected events.

When the Company writes a covered call option, the Company forgoes, during the option’s life, the opportunity to profit from increases in the market value of the security covering the call option above the sum of the premium and the strike price of the call, but retains the risk of loss should the price of the underlying security decline. The writer of an option has no control over the time when it may be required to fulfill its obligation and once an option writer has received an exercise notice, it must deliver the underlying security in exchange for the strike price.

When the Company writes a covered put option, the Company bears the risk of loss if the value of the underlying stock declines below the exercise price minus the put premium. If the option is exercised, the Company could incur a loss if it is required to purchase the stock underlying the put option at a price greater than the market price of the stock at the time of exercise plus the put premium the Company received when it wrote the option. While the Company’s potential gain in writing a covered put option is limited to distributions earned on the liquid assets securing the put option plus the premium received from the purchaser of the put option, the Company risks a loss equal to the entire exercise price of the option minus the put premium.

Short-Selling Risk

Short sales by the Company that are not made where there is an offsetting long position in the asset that it is being sold short theoretically involve unlimited loss potential since the market price of securities sold short may continuously increase. Short selling allows the Company to profit from declines in market prices to the extent such decline exceeds the transaction costs and costs of borrowing the securities. However, since the borrowed securities must be replaced by purchases at market prices in order to close out the short position, any appreciation in the price of the borrowed securities would result in a loss. Purchasing securities to close out the short position can itself cause the price of securities to rise further, thereby exacerbating the loss. The Company may mitigate such losses by replacing the securities sold short before the market price has increased significantly. Under adverse market conditions, the Company might have difficulty purchasing securities to meet margin calls on its short sale delivery obligations, and might have to sell portfolio securities to raise the capital necessary to meet its short sale obligations at a time when fundamental investment considerations would not favor such sales.

Note 10 — Financial Highlights

Selected data for a share outstanding throughout the six months ended June 30, 2015 and year ended December 31, 2014 is as follows:

	For the Six Months Ended June 30, 2015		For the Year Ended December 31, 2014(1)
	(Unaudited)
Common Shares Per Share Operating Performance:
Net Asset Value, Beginning of Period	$8.97		$9.13
Income from Investment Operations:
Net investment income(2)	0.22		0.05
Net realized and unrealized gain (loss)	(0.32)		(0.21)

Total from investment operations	(0.10)		(0.16)

Less Distribution Declared to Common Shareholders:
From net investment income	(0.34)		—

Total distributions declared to common shareholders	(0.34)		—

Net Asset Value, End of Period	$8.53		$8.97
Net Asset Value Total Return(3)(4)	(1.15)%		(1.75)%
Ratio and Supplemental Data:
Net assets, end of period (in 000’s)	$17,351		$12,382
Shares outstanding, end of period	2,033,862		1,381,087
Common Share Information at End of Period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses	13.74	%(6)	16.45	%(5)
Fees and expenses waived or reimbursed	(11.89	)%(6)	(14.61	)%(6)
Net operating expenses	1.85	%(6)	1.84	%(5)
Net investment income (loss) before fees waived or reimbursed	(7.01	)%(6)	(12.42	)%(5)
Net investment income (loss) after fees waived or reimbursed	4.88	%(6)	2.19	%(5)
Ratio of interest and credit facility expenses to average net assets	0.11%		—%
Portfolio turnover rate(3)	28%		3%
Asset coverage ratio	798%		—%

(1)	For the period from September 2, 2014 (commencement of operations) to December 31, 2014.
(2)	Per share data was calculated using weighted average shares outstanding during the period.
(3)	Not annualized.
(4)	Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Advisor not absorbed a portion of expenses, total returns would have been lower.
(5)	Annualized except for organizational costs.
(6)	Annualized.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On July 1, 2015, NexPoint Capital, Inc. (the “Company”) decreased its public offering price from $9.70 per share to $9.50 per share. The decrease in the public offering price was effective as of the Company’s June 30, 2015 closing and first applied to subscriptions received from June 16, 2015 through June 30, 2015.

In accordance with the Company’s previously disclosed share pricing policy, the Company’s board of directors determined that a reduction in the public offering price per share was warranted following a decline in the Company’s net asset value per share to an amount more than 2.5% below the Company’s then-current net offering price.

On July 15, 2015, the Board of Directors of the Company declared a cash distribution of $0.058 per share of the Company’s common stock, par value $0.001 per share, to be paid on August 31, 2015 to the Company’s stockholders of record on August 20, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, the “Company,” “we,” “us” and “our” refer to NexPoint Capital, Inc.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	changes in healthcare technologies, finance and regulations adversely affecting our portfolio companies or financing model;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our use of financial leverage;

•	the ability of NexPoint Advisors, L.P. (“the Advisor”), to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the U.S. Securities and Exchange

Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). This quarterly report on Form 10-Q may contain statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We were formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), upon the filing of our first income tax return with retroactive effect to the date we elected to be treated as a BDC. As a BDC and as a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

Our investment activities are managed by the Advisor and supervised by our board of directors of which a majority of the members are independent of us.

Our investment objective is to generate high current income and long-term capital appreciation. We seek to achieve our objective by using the experience of the healthcare, credit and structured products teams of Highland Capital Management, L.P. and its affiliates (“Highland”) to source, evaluate and structure investments, identify attractive investment opportunities (primarily debt investments) that generate high income without creating undue risk for the portfolio, make equity investments where we believe there will be attractive risk-adjusted returns that compensate for the lack of current income, and make investments in debt and equity tranches of collateralized loan obligations (“CLOs”), that deliver income and high relative value. We will focus on companies that are stable and have positive cash flow and the ability to grow their business model.

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

As a result of the private placement to the Advisor, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, our investment advisory agreement (the “Investment Advisory Agreement”) became effective and the base management fee and any incentive fees, as applicable, payable to the Advisor under the Investment Advisory Agreement began to accrue.

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

Revenues

We generate revenue in the form of interest on the debt securities that we hold. We expect that the senior debt we invest in will generally have stated terms of 3 to 5 years and that the subordinated debt we invest in will generally have stated terms of 5 to 7 years. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In addition, some of our investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, which have been 100% waived through June 30, 2015, our allocable portion of overhead expenses under our administration agreement (the “Administration Agreement”), which have also been 100% waived through June 30, 2015, and other operating costs described below. We bear all expenses of our operations and transactions, including:

•	our organization (expenses initially paid by the Advisor until sufficient equity proceeds are raised);

•	calculating our net asset value and net asset value per share (including the costs and expenses of independent valuation firms);

•	fees and expenses, including travel expenses, incurred by the Advisor or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of this and all future offerings of common shares and other securities, and other incurrence of debt (expenses initially paid by the Advisor until sufficient equity proceeds are raised);

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	administration fees payable to the Advisor under the Administration Agreement;

•	transfer agent and custody fees and expenses;

•	the actual costs incurred by the Advisor as our administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	taxes;

•	independent director fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	fees and expenses associated with marketing efforts, including deal sourcing fees and marketing to financial sponsors;

•	dues, fees and charges of any trade association of which we are a member; and

•	all other expenses reasonably incurred by us or the Advisor in connection with administering our business.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines.

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Advisor is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” (as such term is used in the requirements with respect to the fee table set forth in Form N-2) for the fiscal year to 1.0% of the quarter-end value of our gross assets through the one year anniversary of the effective date of the Investment Advisory Agreement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. generally accepted accounting principles (“GAAP”); (ii) expenses incurred indirectly by us as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable by us to the Advisor, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business.

The Expense Limitation Agreement will automatically renew for one-year terms unless it is terminated by us or the Advisor upon 120 days written notice or upon termination of the Investment Advisory Agreement. As of the date the Form 10-Q was issued, the Expense Limitation Agreement has automatically renewed for an additional one-year term. In the event that the Expense Limitation Agreement is terminated by either party, investors will likely bear higher expenses. Any fees waived or expenses reimbursed by the Advisor pursuant to the expense limitation agreement are subject to possible recoupment by the Advisor within three years. The recoupment by the Advisor will be limited to the amount of previously waived fees or reimbursed expenses and cannot cause our expenses to exceed any expense limitation in place at the time of recoupment. Expenses reimbursed by the Advisor were $414,551 and $673,020 for the three and six months ended June 30, 2015, respectively. These amounts are subject to recoupment by the Advisor until June 30, 2018 and March 31, 2018, respectively.

The following table reflects the fee waivers and expense reimbursements due from the Advisor as of June 30, 2015 and March 31, 2015, which may become subject to recoupment by the Advisor.

Period Ended	Other Expense	Expenses Limitation	Amount of Expense Reimbursement	Recoupment Eligibility Expiration
June 30, 2015	$771,350	$98,330	$673,020	June 30, 2018
March 31, 2015	353,760	95,291	258,469	March 31, 2018

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Advisor will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2015 and for the Period Ended December 31, 2014

During the six months ended June 30, 2015, we made investments in portfolio companies and other investments totaling $12,717,897. During the same period, we sold or had principal repayments on investments for proceeds of $4,198,446. As of June 30, 2015, our investment portfolio, with a total fair value of $18,108,697, consisted of interests in 14 portfolio companies (9% in first lien senior secured loans, 60% in second lien senior secured loans, 15% in corporate bonds, 2% in asset-backed securities, 1% in common stock and 2% in purchased call options) and 1 sovereign foreign bond (representing 11% of our investment portfolio at fair value). As of June 30, 2015, the investments in our portfolio were purchased at a weighted average price of 93.16% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.57% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and six months ended June 30, 2015.

Net Investment Activity	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Purchases	$6,334,147	$12,717,897
Sales and Principal Repayments	(4,136,030)	(4,198,446)

Net Portfolio Activity	$2,198,117	$8,519,451

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
New Investment Activity by Investment Type (cost)	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans — First Lien	$—	—	$3,582,500	28%
Senior Secured Loans — Second Lien	4,630,000	73%	5,633,750	44%
Corporate Bonds — Senior Unsecured	255,350	4%	2,052,850	16%
Asset-Backed Securities	—	—	—	—
Foreign Sovereign Bonds — Senior Unsecured	—	—	—	—
Common Stocks	250,750	4%	250,750	2%
Purchased Call Options	1,198,047	19%	1,198,047	10%

Total	$6,334,147	100%	$12,717,897	100%

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$1,965,848	$1,628,485	9%	$1,992,181	$1,797,343	18%
Senior Secured Loans — Second Lien	11,075,045	10,891,727	60%	5,473,340	5,266,113	51%
Corporate Bonds — Senior Unsecured	2,727,343	2,640,000	15%	920,705	900,000	9%
Asset-Backed Securities	456,000	418,800	2%	456,000	456,000	4%
Foreign Sovereign Bonds — Senior Unsecured	1,750,795	2,018,935	11%	1,750,795	1,887,494	18%
Common Stocks	250,750	250,750	1%	—	—	—
Purchased Call Options	568,590	260,000	2%	—	—	—

Total	$18,794,371	$18,108,697	100%	$10,593,021	$10,306,950	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Number of Investments	15	12
% Variable Rate (based on fair value)	71%	69%
% Non-Income Producing Equity or Other Investments (based on fair value)[1]	2%	4%
Weighted Average Purchase Price of Investments (as a % of par or stated value)	99.37%	91.30%
Weighted Average Credit Rating of Investments that were Rated	Caa1	Caa1
% of Investments on Non-Accrual (based on fair value)[2]	11%	22%

(1)	Consists of CLO equity that pays a quarterly dividend.
(2)	Argentine sovereign bonds are currently not accruing interest since the bonds fell into technical default on July 30, 2014 as a result of a court order prohibiting the paying agent from disbursing the interest Argentina has continued to pay to the agent. If current legal proceedings involving the bonds is settled or otherwise resolved and the interest is disbursed, we will earn all the interest that has accrued (and paid to the paying agent).

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	$1,156,820	6%	$1,300,000	13%
Broadly Syndicated – Public	—	—	—	—
Middle-Market	14,003,392	78%	6,663,456	65%
Opportunistic	2,948,485	16%	2,343,494	22%

Total	$18,108,697	100%	$10,306,950	100%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Energy	$385,235	2.1%	$369,063	3.6%
Chemicals	250,750	1.4%	—	—
Financials	418,800	2.3%	456,000	4.4%
Health Care	11,163,782	61.6%	3,812,710	37.0%
Media/Telecommunications	467,918	2.6%	480,835	4.7%
Service	975,622	5.4%	993,343	9.6%
Sovereign	2,018,935	11.2%	1,887,494	18.3%
Technology	1,270,835	7.0%	1,007,505	9.8%
Utility	1,156,820	6.4%	1,300,000	12.6%

Total	$18,108,697	100.0%	$10,306,950	100.0%

As of June 30, 2015 and December 31, 2014, we did not “control” and were not an “affiliated person,” each as defined in the 1940 Act, of any of our portfolio companies. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

The proceeds from issuance of equity were deployed as part of ramping up the portfolio. Although our primary focus is to invest a majority of the portfolio in direct lending or originated opportunities over time, during the “ramp up phase,” the portfolio will consist primarily of thinly syndicated middle-market loans as well as more liquid broadly syndicated bank loans (both private and public), corporate bonds, cash and cash equivalents and U.S. government securities. We estimate the ramp up phase will wind down once $25 million of total capital has been raised. At that time, we will begin deploying a portion of the portfolio into direct lending or originated opportunities (including, secured and unsecured debt and mezzanine financing) and equity investments (including warrants received in connection with originated debt investments). Our primary holdings currently include senior secured and second lien bank loans. Bank loans typically accrue interest at variable rates determined by reference to a base lending rate, such as LIBOR. The base rate typically resets every three months, such that bank loans have a very short duration of 90 days on average and typically have maturities of 3 to 5 years. Corporate notes and bonds typically accrue a fixed rate of interest with maturities of 5 to 7 years. At June 30, 2015 and December 31, 2014, the weighted average yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 8.57% and 8.90%, respectively. Yields are computed assuming a fully settled portfolio, using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged. The weighted average yield also assumes that interest is accrued on the Republic of Argentina sovereign bonds, as is required by tax regulation. The weighted average yield excludes income from the CLO equity. If income from the CLO equity were included, the weighted average yield at June 30, 2015 would be approximately 9.50%.

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

Summary Description of Top Portfolio Companies/Investments

At June 30, 2015 and December 31, 2014, 79% and 68% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Accellent, Inc.: As of June 30, 2015 and December 31, 2014, we held second lien senior secured loans in Accellent, Inc. (“Accellent”) having an aggregate fair value of $4.8 million and $0.9 million, respectively. Accellent is a provider of fully integrated outsourced manufacturing and engineering services to the medical device industry, specializing in cardiovascular instruments (catheters), orthopedics and endoscopy needs. In March 2014, Accellent acquired Lake Region Medical for $390 million. Lake Region Medical was a producer of proprietary guidewires, coils, precision-machined products and custom device solutions serving the cardiology market, manufacturing over 32 million vascular access guidewires, representing 70% of worldwide volume.

Ardent Medical Services, Inc.: As of June 30, 2015, we held second lien senior secured loans in Ardent Medical Services, Inc. (“Ardent”) having an aggregate fair value of $1.0 million. We did not hold this loan as of December 31, 2014. Ardent provides health care services to customers in Tulsa, OK, Amarillo, TX and Albuquerque, NM. They offer rehabilitation, surgery, and retail pharmaceutical services.

Onex Carestream Finance LP: As of June 30, 2015 and December 31, 2014, we held second lien senior secured loans in Onex Carestream Finance L.P. (“Carestream”) having an aggregate fair value of $1.0 and $1.0 million, respectively. Carestream is a provider of products and services for the capture, processing, viewing, sharing, printing and storage of images for medical and dental applications. They sell digital products, including printers and media, computed radiography and digital radiography equipment, picture archiving and communication systems, radiology information systems, information management solutions, dental practice management software, and services, as well as traditional medical products, including analog film, equipment, chemistry and services.

Ortho-Clinical Diagnostics: As of June 30, 2015 and December 31, 2014, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $2.6 and $0.9 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

Surgery Center Holdings, Inc.: As of June 30, 2015 and December 31, 2014, we held second lien senior secured loans in Surgery Center Holdings, Inc. (“Surgery Partners”) having an aggregate fair value of $1.8 and $1.0 million, respectively. Surgery Partners is an owner and operator of ambulatory surgery centers in joint ventures with physicians, with 102 locations across 29 states and surgical expertise in orthopedics, ophthalmology, pain management, gastrointestinal and general surgery.

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

Argentine Government: As of June 30, 2015 and December 31, 2014, we held sovereign bonds of the Republic of Argentina (the “Argentine Bonds”) having an aggregate fair value of $2.0 and $1.9 million, respectively. In June 2014, a court ordered the paying agent not to disburse interest payments on the bonds, although the Argentine government continues to pay the interest on time. This caused the bonds to fall into technical default on July 30, 2014. The bonds are currently trading “flat” meaning they trade without accrued interest. If the current legal proceeding involving the bonds is settled or otherwise resolved and the interest payments are disbursed, we will earn all of the interest that has accrued (and paid to the paying agent) since June 30, 2014, although we have only owned the bonds since September 4, 2014.

Texas Competitive Electric Holdings Company, Inc.: As of June 30, 2015 and December 31, 2014, we held first lien senior secured loans in Texas Competitive Electric Holdings Company, Inc. (“TXU”) having an aggregate fair value of $1.2 and $1.3 million, respectively. TXU is the largest retail power supplier in Texas. Though TXU is currently in bankruptcy, a court ruling mandated that TXU make adequate protection payments to the first lien noteholders.

Results of Operations for the Six Months Ended June 30, 2015

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

The Republic of Argentina sovereign bond purchased is in technical default and in accordance with GAAP does not accrue income (although for tax purposes it does accrue and therefore accrued interest is required to be paid out to maintain our status as a RIC under the Code). For the six months ended June 30, 2015, we generated investment income of $524,528 in the form of interest and fees earned on our portfolio investments. If interest accrued included the Argentine Bonds, we would have generated investment income of $610,879.

Expenses

Our total net operating expenses were $144,486, net of waivers of $926,188, for the six months ended June 30, 2015. Our operating expenses include base management fees attributed to the Advisor of $210,973 for the six months ended June 30, 2015. Our expenses also include administrative services expenses attributed to the Advisor of $42,195 for the six months ended June 30, 2015. These fees were voluntarily waived for the period and are not subject to recoupment by the Advisor.

Our other expenses were $817,506 for the six months ended June 30, 2015 and consisted of the following:

Six Months Ended June 30, 2015
Audit and Tax	$240,861
Legal	216,414
Custodian and accounting service fees	143,845
Reports to stockholders	77,016
Stock transfer fee	84,975
Directors’ fees	764
Interest expense	8,671
Other	44,960

Total	$817,506

Expense Reimbursement

For the six months ended June 30, 2015, we accrued $926,188 of expense reimbursements from the Advisor. As of June 30, 2015 and December 31, 2014, we had $1,123,801 and $321,713, respectively, of reimbursements due from the Advisor. Under the Expense Limitation Agreement, amounts reimbursed to us by the Advisor may become subject to repayment by us in the future. During the six months ended June 30, 2015 and the period from September 2, 2014 (commencement of operations) through December 31, 2014, we did not accrue any amounts for expense recoupments payable to the Advisor. As of June 30, 2015 and December 31, 2014, $673,020 and $406,355, respectively, may be subject to repayment by us to the Advisor in the future.

The Advisor has funded our offering costs and organization costs in the amount of $426,330 for the six months ended June 30, 2015. Currently, the cumulative aggregate amount of $1,899,113 of organization and offering costs exceeds 1% of total gross proceeds raised, which is $18,694,180. Accordingly, we have recorded $59,939 payable to the Advisor. To the extent we are unable to raise sufficient capital such that the expenses paid by the Advisor on our behalf are more than 1% of total proceeds at the end of the Offering, the Advisor will forfeit the right to reimbursement of the remaining $1,710,456 of these costs.

Net Investment Income

We earned net investment income of $380,042, or $0.22 per share, for the six months ended June 30, 2015. Had interest been accruing on the Argentine Bonds, net investment income would have been $466,393, or $0.26 per share for the six months ended June 30, 2015.

Net Realized Gains or Losses

We had sales or principal repayments of $4,198,446 during the six months ended June 30, 2015, from which we realized a net loss of $(331,078).

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the six months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(399,603), or $(0.23) per share. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2015 was primarily driven by the performance of the Salesforce.com purchased call option.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2015, the net decrease in net assets resulting from operations was $(350,639), or $(0.20) per share.

Income	$524,528
Expenses	(144,486)
Net Realized Loss	(331,078)
Net Unrealized Depreciation	(399,603)

Net decrease in Net Assets	$(350,639)

Financial Condition, Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $1,558,432 and $5,899,369, respectively, which we held in a custodial account with State Street Bank and Trust Company. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

Concurrent with the date we commenced operations, we sold approximately 1,086,954 shares of common stock in a private placement to the Advisor at a price per share of $9.20, for gross proceeds of approximately $10.0 million. As the minimum offering requirement for our continuous public offering was $10.0 million from any source, the proceeds from the private placement qualified toward the minimum offering amount and we broke escrow. In November 2014, we issued an additional 271,739 shares to the Advisor at $9.20 per share for proceeds of approximately $2.5 million. On January 30, 2015, we issued 336,957 shares to the Advisor at $9.20 per share for proceeds of approximately $3.1 million. In aggregate through June 30, 2015, we have issued 1,780,298 shares, including reinvestments of dividends, to the Advisor for proceeds of approximately $16.4 million and issued 253,564 shares, including reinvestments of dividends, to unaffiliated investors for proceeds of approximately $2.3 million. During the six months ended June 30, 2015, we also incurred offering costs of $59,939 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on the financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $194,220 for the six months ended June 30, 2015 and were also offset against capital in excess of par value on the financial statements.

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

Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC. Additionally, we may invest in higher yielding, liquid credit investments such as bank loans and corporate notes and bonds, which are considered “junk” as they are rated below investment grade, to the extent that at time of purchase 70% of our portfolio is in qualified investments as required rules and regulations under the 1940 Act.

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. On January 6, 2015, we entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”), as lender and agent. Under the Credit Facility, State Street has agreed to extend credit to us, in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on our total outstanding debt. Loans under the Credit Facility will bear interest (at our election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum. Interest is payable monthly in arrears. We will pay an unused commitment fee of 0.15% per annum on committed but unused amounts under the Credit Facility. All outstanding borrowings under the Credit Facility will mature and the principal, together with all accrued and unpaid interest, will be due and payable on January 5, 2016. In connection with the Credit Facility, we have also entered into a security agreement with State Street, both in its capacity as agent for the lenders under the Credit Facility and in its capacity as custodian to us, pursuant to which we grant State Street a security interest in all of our assets. State Street serves as our custodian and sub-administrator pursuant to separate agreements. The Credit Facility contains certain customary covenants and limits senior securities representing indebtedness to no more than 33 1/3% of our total assets. The Credit Facility also includes customary representations and warranties, conditions precedent to borrowings and events of default.

As of June 30, 2015, $2,486,986 was outstanding under the Credit Facility. The carrying amount outstanding approximates its fair value. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. The Company has recorded these costs as a direct deduction to the amount outstanding under the Credit Facility on the Statements of Assets and Liabilities and amortized to interest expense over the life of the Credit Facility. As of June 30, 2015, $13,014 of such financing costs has yet to be amortized to interest expense.

For the three and six months ended June 30, 2015, the components of total interest expense were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Direct interest expense	$8,671	$8,671
Commitment fees	8,531	17,281
Amortization of financing costs	6,233	11,986

Total interest expense	$23,435	$37,938

For the six months ended June 30, 2015, the average daily amount outstanding was $1,314,286 at a weighted average interest rate of 1.38%. The effective interest rate on borrowings was 1.40%.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2015 and December 31, 2014, we had no outstanding commitments to fund investments.

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

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals pre-incentive fee net investment income for the immediately preceding calendar quarter and is subject to a hurdle rate, expressed as a rate of return on our net assets, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, the Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375% of our net assets at the end of such quarter, or 9.375% annually. This “catch-up” feature allows the Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Advisor will receive 20.0% of our pre-incentive fee net investment income. For purposes of calculating this part of the incentive fee, “pre- incentive fee net investment income” means interest income, distribution income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the six months ended June 30, 2015, we incurred no incentive fees.

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

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Our organization and offering costs together are limited to 1% of total gross proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of June 30, 2015, $1,710,456 of organization and offering costs could become payable to the Advisor contingent upon the amount of future proceeds raised.

Any expenses reimbursed by the Advisor pursuant to the expense limitation agreement are subject to possible recoupment by the Advisor within three years. The recoupment by the Advisor will be limited to the amount of previously waived fees or reimbursed expenses and cannot cause our expenses to exceed any expense limitation in place at the time of recoupment. For the six months ended June 30, 2015 and year ended December 31, 2014, the Advisor reimbursed $673,020 and $406,355, respectively, which is subject to recoupment until June 30, 2018 and December 31, 2017, respectively.

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or “investment company taxable income,” to our stockholders on an annual basis. Additionally, we must meet the annual distribution requirements of the U.S. federal excise tax rules in order to avoid the imposition of a four percent entity- level excise tax. We intend to make monthly distributions to our stockholders as determined by our board of directors.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

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

•

On May 27, 2014, in connection with a private placement to the Advisor, we issued approximately 21,739 units representing limited liability company interests at a price of $9.20 per unit, for aggregate proceeds of $200,000. Upon our conversion from a Delaware limited liability company to a Delaware corporation on June 10, 2014, the approximately 21,739 units representing limited liability company interests converted into approximately 21,739 shares of our common stock. On September 2, 2014, in connection with a private placement of shares of our common stock to the Advisor and its affiliate, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10.0 million. We completed a second private placement with the Advisor on October 8, 2014, for proceeds of approximately $6,000,000, which amount was used to repurchase our shares from an affiliate of the Advisor. On November 25, 2014, we issued an additional 271,739 shares to the Advisor for proceeds of approximately $2.5 million. On January 30, 2015, we issued 336,957 shares to the Advisor for proceeds of approximately $3.1 million. In aggregate, we have issued 1,780,298 shares, including reinvestments of dividends, to the Advisor for proceeds of approximately $16.4 million.

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

Critical Accounting Policies

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. We have identified the following as critical accounting policies.

Fair Value of Financial Instruments

We value our investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

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

Our board is responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on an at least quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

The valuation process is conducted at the end of each fiscal quarter or more frequently as needed, with a portion of our valuations of portfolio companies without market quotations subject to review by an independent valuation firm. When an external event with respect to one of our portfolio companies, such as a purchase transaction, public offering or subsequent equity sale occurs, we expect to use the pricing indicated by such external event to corroborate our valuation.

With respect to investments for which market quotations are not readily available, our board undertakes a multi-step valuation process, as described below:

•	Our valuation process begins with each portfolio, company or investment being initially valued by investment professionals of the Advisor responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with senior management of the Advisor (the “Valuation Committee”).

•	The audit committee of the board reviews these preliminary valuations.

•	At least once per 12-month period, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	Based on this information, the board discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Organization Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Advisor, are expensed as we raise proceeds and become payable to the Advisor. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Advisor to the extent they exceed that amount. For the three and six months ended June 30, 2015, the Advisor incurred and paid organization costs of $0 and $0, respectively, on our behalf. For the three and six months ended June 30, 2014, the Advisor incurred and paid organization costs of $450 on our behalf. Currently, the total amount of organization and offering costs exceeds 1% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by the Advisor on our behalf are more than 1% of total proceeds at the end of this offering, the Advisor will forfeit the right to reimbursement of such costs that exceed 1% of total proceeds.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock. Offering costs are paid by the Advisor and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds are raised and the costs become payable to the Advisor. Offering costs, together with organization costs, are limited to 1% of total gross proceeds raised and are not due and payable to the Advisor to the extent they exceed that amount. For the three and six months ended June 30, 2015, the Advisor incurred and paid offering costs of $138,044 and $426,330, respectively, on our behalf. For the three and six months ended June 30, 2014, the Advisor incurred and paid offering costs of $699,192 and $1,047,421, respectively, on our behalf. We have recorded $59,939 of offering costs on the accompanying Statements of Changes in Net Assets, which is payable to the Advisor.

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

U.S. Federal Income Taxes

We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any investment company taxable income or net capital gains that we distribute as dividends to our stockholders. To maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements, and distribute with respect to each taxable year at least 90% of our investment company taxable income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, most significantly changes in interest rates. As of June 30, 2015 and December 31, 2014, 69% and 69% (based on fair value), respectively, of the investments in our portfolio had floating interest rates, and the Credit Facility agreement entered into with State Street on January 6, 2015 also has a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. Our credit facility is based on the following scenarios: (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month LIBOR plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we predominantly hold variable-rate investments, and to declines in the value of any fixed-rate investments we hold. To the extent that a majority of our investments may be in variable-rate investments, an increase in interest rates could make it easier for us to meet or exceed the hurdle rate for the income incentive fee payable to the Advisor and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to the Advisor with respect to our increasing pre-incentive fee net investment income.

Assuming that the interim and unaudited Statements of Assets and Liabilities as of June 30, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(5,000)	$(6,250)	$1,250
Up 50 basis points	10,000	12,500	(2,500)
Up 100 basis points	45,868	25,000	20,868
Up 200 basis points	178,319	50,000	128,319
Up 300 basis points	315,170	75,000	240,170

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

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with Supplement No. 7 to the Company’s Prospectus dated October 14, 2014 (File No. 333-196096) filed on April 23, 2015)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Credit Agreement, dated January 6, 2015, among the Company, State Street Bank and Trust Company and the other lending institution party thereto, and State Street Bank and Trust Company, as agent (Incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 12, 2015)

31.1	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NexPoint Capital, Inc.

Dated: August 14, 2015	By	/s/ James Dondero
James Dondero
President
(Principal Executive Officer)

Dated: August 14, 2015	By	/s/ Brian Mitts
Brian Mitts
Chief Financial Officer
(Principal Accounting and Financial Officer)