Form 10-Q
period 2015-09-30
NexPoint Capital, Inc.
filed 2015-11-12
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of October 29, 2015, the Registrant had 2,479,943 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at value (cost of $18,809,545 and $10,593,021, respectively)	$17,340,804	$10,306,950
Cash and cash equivalents	2,898,087	5,899,369
Receivable for investments sold	1,475,998	—
Interest receivable	194,932	98,830
Receivable from Advisor(1)	1,573,800	279,294
Due from affiliates(1)	—	859,935
Other receivables	81,258	—
Prepaid expenses	2,801	14,491

Total assets	23,567,680	17,458,869

Liabilities
Credit facility payable (net of deferred financing costs of $6,598)	2,493,402	—
Payable for investments purchased	1,618,386	4,929,750
Directors’ fees payable(1)	—	320
Interest expense payable	2,806	—
Accrued expenses and other liabilities	520,289	146,471

Total liabilities	4,634,883	5,076,541

Commitments and Contingencies ($1,793,569 and $1,344,065, respectively)(2)
Net Assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 2,334,171 and 1,381,087 shares issued and outstanding, respectively)	2,334	1,381
Paid-in capital in excess of par	21,117,695	12,603,546
Accumulated net realized gain (loss)	(420,036)	4,986
Undistributed (distributions in excess of) net investment income	(298,455)	58,486
Net unrealized appreciation (depreciation) on investments	(1,468,741)	(286,071)

Total net assets	$18,932,797	$12,382,328

Net asset value per share of common stock	$8.11	$8.97

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014(1)	2015	2014(1)
Investment income:
Interest	$318,399	$585	$801,149	$585
Dividend income	39,834	—	78,959	—
Other fee income	—	—	2,653	—

Total investment income	358,233	585	882,761	585

Expenses:
Audit and tax fees	56,582	12,315	297,443	12,315
Investment advisory fees (2)	109,669	22,181	320,642	22,181
Legal fees	316,050	39,726	532,464	39,726
Custodian and accounting service fees	31,242	25,843	175,087	25,843
Reports to stockholders	30,714	9,416	107,730	9,416
Administration fees (2)	21,933	4,436	64,128	4,436
Stock transfer fee	62,879	7,945	147,854	7,945
Directors’ fees (2)	503	1,668	1,267	1,668
Incentive fees (2)	—	10,275	—	10,275
Organization costs	—	31,392	—	33,392
Direct interest expense (3)	8,659	—	17,330	—
Other expenses	20,779	1,810	65,739	1,810

Total expenses	659,010	167,007	1,729,684	169,007
Expenses waived or reimbursed by the Advisor (2)	(566,519)	(121,534)	(1,492,707)	(121,534)

Net expenses	92,491	45,473	236,977	47,473

Net investment income	265,742	(44,888)	645,784	(46,888)

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	(93,944)	5,010	(425,022)	5,010
Net change in unrealized appreciation (depreciation) on investments	(783,067)	46,363	(1,182,670)	46,363

Net realized and unrealized gains (losses)	(877,011)	51,373	(1,607,692)	51,373

Net increase (decrease) in net assets resulting from operations	$(611,269)	$6,485	$(961,908)	$4,485

Per share information—basic and diluted per common share
Net investment income (loss):	$0.12	$(0.04)	$0.34	$(0.04)
Earnings per share:	$(0.28)	$0.01	$(0.51)	$—
Weighted average shares outstanding:	2,171,432	1,089,953	1,899,281	1,089,953
Distributions declared per share:	$0.17	$—	$0.51	$—

(1)	Commencement of operations occurred on September 2, 2014.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended September 30,
	2015	2014(1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$645,784	$(46,888)
Net realized gain (loss) on investments	(425,022)	5,010
Net change in unrealized appreciation (depreciation) on investments	(1,182,670)	46,363

Net increase (decrease) in net assets resulting from operations	(961,908)	4,485

Distributions to stockholders:
Net investment income	(1,002,725)	—

Total distributions to stockholders	(1,002,725)	—

Capital share transactions:
Issuance of common stock	7,614,289	10,194,228
Issuance of common shares pursuant to distribution reinvestment plan	986,824	—
Offering costs	(86,011)	(69,005)

Net increase in net assets resulting from capital transactions	8,515,102	10,125,223

Total increase in net assets	6,550,469	10,129,708
Net assets at beginning of period	12,382,328	—

Net assets at end of period	$18,932,797	$10,129,708

Distributions in excess of net investment income/accumulated net investment loss	$(298,455)	$(46,888)
Changes in common shares
Issuance of common stock	842,951	1,108,693
Reinvestment of common stock	110,133	—

Net increase in common shares	953,084	1,108,693

(1)	Commencement of operations occurred on September 2, 2014.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014(1)
Cash Flows Used in Operating Activities
Net increase (decrease) in net assets resulting from operations	$(961,908)	$4,485
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Used in Operating Activities:
Purchases of investment securities	(17,727,996)	(9,464,145)
Proceeds from sales and principal repayments of investment securities	9,110,555	339,010
Net realized (gain) loss on investments	425,022	(5,010)
Net change in unrealized (appreciation) depreciation on investments	1,182,670	(46,363)
Amortization of premium/discount, net	(24,105)	—
Amortization of deferred financing costs	18,402	—
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(1,475,998)	(339,595)
(Increase) decrease in interest receivable	(96,102)	(25,028)
(Increase) decrease in receivable from Advisor	(1,380,517)	—
(Increase) decrease in other receivables	(81,258)	—
(Increase) decrease in prepaid expenses	11,690	(18,410)
(Increase) decrease in due from affiliates	859,935	—
Increase (decrease) in payable for investments purchased	(3,311,364)	7,404,378
Increase (decrease) in affiliated fees payable	—	(51,250)
Increase (decrease) in directors’ fees payable	(320)	79
Increase (decrease) in interest expense payable	2,806	—
Increase (decrease) in accrued expenses and other liabilities	373,818	87,247

Net cash flow used in operating activities	(13,074,670)	(2,114,602)

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock	7,614,289	10,194,228
Distributions paid in cash	(15,901)	—
Offering costs paid	—	(397)
Financing costs paid	(25,000)	—
Borrowings under credit facilities	2,500,000	—

Net cash flow provided by financing activities	10,073,388	10,193,831

Net decrease in cash and cash equivalents	(3,001,282)	8,079,229
Cash and cash equivalents
Beginning of the period	5,899,369	—

End of the period	$2,898,087	$8,079,229

Supplemental Disclosure and Non-Cash Financing Activities
Cash paid during the period for interest	$14,524	$—
Reinvestment of distributions paid	$986,824	$—
Accrued but unpaid offering costs	$86,011	$68,608

(1)	Commencement of operations occurred on September 2, 2014.

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

September 30, 2015

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 59.2%(4)
Energy – 0.8%
Fieldwood Energy LLC Second Lien Term Loan(5)	L + 712.5	1.25%	9/30/2020	$500,000	$504,391	$142,082

Health Care – 48.3%
Accellent Inc. Second Lien Term Loan(6)	L + 650	1.00%	3/11/2022	5,000,000	4,856,859	5,032,500
Onex Carestream Finance LP Second Lien Term Loan(7)	L + 850	1.00%	12/7/2019	966,155	976,894	935,963
Radnet, Inc. Term Loan (7) (8)	L + 700	1.00%	3/25/2021	1,460,625	1,418,386	1,413,155
Surgery Center Holdings, Inc. Second Lien Term Loan(6)	L + 750	1.00%	11/3/2021	1,750,000	1,741,134	1,768,594

						9,150,212

Media/Telecommunications – 2.5%
TWCC Holding Corp. Second Lien Term Loan(7)	L + 600	1.00%	6/26/2020	500,000	493,488	467,815

Service – 2.5%
Advantage Sales & Marketing Inc. Second Lien Term Loan(7)	L + 650	1.00%	7/25/2022	500,000	497,168	480,000

Utility – 5.1%
Texas Competitive Electric Holdings Company, LLC (TXU) Extended Term Loan(6) (8) (9)	L + 450		10/10/2017	2,500,000	1,692,256	963,450

Total Senior Secured Loans						11,203,559

Corporate Bonds – 26.0%
Health Care – 26.0%
Ortho-Clinical Diagnostics (10)	6.63%		5/15/2022	5,717,000	5,217,975	4,930,912

Total Corporate Bonds						4,930,912

Asset-Backed Securities – 1.9%
Financials – 1.9%
Grayson Investor Corp. (10) (11)				800	456,000	360,000

Total Asset-Backed Securities						360,000

				Shares
Common Stocks – 4.5%
Chemicals – 1.0%
MPM Holdings, Inc. (11)				8,500	250,750	193,375

Health Care – 3.5%
RadNet, Inc. (11)				117,650	704,244	652,958

Total Common Stocks						846,333

Total Investments- 91.6%					$18,809,545	$17,340,804

Other Assets & Liabilities, net- 8.4%						$1,591,993

Net Assets- 100.0%						$18,932,797

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
(2)	All investments are denominated in United States Dollars and domiciled in the United States.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at September 30, 2015. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(5)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at September 30, 2015 was 0.53%. The current base rate for each investment may be different from the reference rate on September 30, 2015.
(6)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2015 was 0.19%. The current base rate for each investment may be different from the reference rate on September 30, 2015.
(7)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2015 was 0.33%. The current base rate for each investment may be different from the reference rate on September 30, 2015.
(8)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(9)	The issuer is, or is in danger of being, in default of its payment obligation. However, adequate protections payments are being made by the issuer.
(10)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of September 30, 2015, these securities amounted to $5,290,912, or 27.9% of net assets.
(11)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 5.1% of the Company’s total assets as of September 30, 2015.

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor.

The Company has retained the Adviser to manage certain aspects of its affairs on a day-to-day basis. Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Adviser, serves as the dealer manager of the Company’s continuous public offering. The shares are being offered on a “best efforts” basis, which means generally that the Dealer Manager is required to use only its best efforts to sell the shares and it has no firm commitment or obligation to purchase any of the shares. The Adviser and Dealer Manager are related parties and will receive fees and other compensation for services related to the investment and management of the Company’s assets and the continuous public offering.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of September 30, 2015, included in cash and cash equivalents in the Statements of Assets and Liabilities is an investment in the State Street Institutional Liquid Reserves Fund (the Institutional Class) of $2,855,681 with a seven day effective yield of 0.13%.

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

When securities are sold short, the Company intends to limit exposure to a possible market decline in the value of its portfolio companies through short sales of securities that the Adviser believes possess volatility characteristics similar to those being hedged. In addition, the Company may use short sales for non-hedging purposes to pursue its investment objective. Subject to the requirements of the 1940 Act and the Code, the Company will not make a short sale if, after giving effect to such sale, the market value of all securities sold short by the Company exceeds 25% of the value of its total assets.

Other Fee Income

Fee income may consist of origination/closing fee, amendment fee, administrative agent fee, transaction break-up fee and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and nine months ended September 30, 2015, the Company recognized $0 and $2,653 of fee income. For both the three and nine months ended September 30, 2014, the Company recognized $0 of fee income.

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

The Company determines the net asset value of its investment portfolio each quarter, or more frequently as needed. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Board of Directors or by the Adviser, pursuant to board-approved procedures. In connection with that determination, the Company will provide the Board of Directors with portfolio company valuations which are based on relevant inputs, including indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, the Board of Directors undertakes a multi-step valuation process, as described below:

•	The valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with senior management of the Adviser (the “Valuation Committee”).

•	The audit committee of the Board of Directors reviews these preliminary valuations.

•	At least once per 12 – month period, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	Based on this information, the Board of Directors discusses valuations and determines the fair value of each investment in the portfolio in good faith.

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

As of September 30, 2015, the Company’s investments consisted of senior secured loans, corporate bonds, asset–backed securities, and common stocks. The fair value of the Company’s loans, bonds and asset–backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (unaudited)
Investments	Level 1	Level 2	Level 3	Total
Senior Secured Loans
Energy	$—	$142,082	$—	$142,082
Health Care	—	7,381,618	1,768,594	9,150,212
Media/Telecommunications	—	467,815	—	467,815
Service	—	480,000	—	480,000
Technology	—	—	—	—
Utility	—	963,450	—	963,450
Corporate Bonds	—	4,930,912	—	4,930,912
Asset – Backed Securities	—	360,000	—	360,000
Common Stock
Chemicals	—	—	193,375	193,375
Health Care	652,958	—	—	652,958
Cash Equivalents	2,855,681	—	—	2,855,681

Total Investments	$3,508,639	$14,725,877	$1,961,969	$20,196,485

	December 31, 2014
Investments	Level 1	Level 2	Level 3	Total
Senior Secured Loans
Energy	$—	$369,063	$—	$369,063
Health Care	—	—	2,912,710	2,912,710
Media/Telecommunications	—	480,835	—	480,835
Service	—	496,000	497,343	993,343
Technology	—	—	1,007,505	1,007,505
Utility	—	1,300,000	—	1,300,000
Foreign Sovereign Bonds	—	1,887,494	—	1,887,494
Corporate Bonds	—	900,000	—	900,000
Asset – Backed Securities	—	456,000	—	456,000

Total Investments	$—	$5,889,392	$4,417,558	$10,306,950

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2015.

Nine Months Ended September 30, 2015
Investments:	Balance as of December 31, 2014	Transfers into Level 3	Transfer out of Level 3	Net Amortization (Accretion) of Premium/ (Discount)	Net Realized Gains/ (Losses)	Net Change in Unrealized Gains/ (Losses)	Purchases	(Sales and Redemptions)	Balance as of September 30, 2015	Change in Unrealized Gain/(Loss) on Level 3 securities still held at period end
Senior Secured Loans
Health Care	$2,912,710	$—	$(5,968,463)	$6,650	$(418)	$221,959	$4,630,000	$(33,844)	$1,768,594	$48,709
Service	497,343	—	—	(1,073)	(11,539)	9,838	—	(494,569)	—	—
Technology	1,007,505	—	—	(1,257)	5,007	(1,255)	—	(1,010,000)	—	—
Common Stocks
Chemicals	—	—	—	—	—	(57,375)	250,750	—	193,375	(57,375)

Total	$4,417,558	$—	$(5,968,463)	$4,320	$(6,950)	$173,167	$4,880,750	$(1,538,413)	$1,961,969	$(8,666)

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2014.

Investments:	Balance as of Decemver 31, 2013	Transfers into Level 3	Transfer out of Level 3	Net Amortization (Accretion) of Premium/ (Discount)	Net Realized Gains/ (Losses)	Net Change in Unrealized Gains/ (Losses)	Purchases	(Sales and Redemptions)	Balance as of September 30, 2014	Change in Unrealized Gain/(Loss) on Level 3 securities still held at period end
Senior Secured Loans	$—	$—	$—	$—	$—	$(4,059)	$1,498,725	$—	$1,494,666	$(4,059)

Total	$—	$—	$—	$—	$—	$(4,059)	$1,498,725	$—	$1,494,666	$(4,059)

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 3 to Level 2 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of September 30, 2015 and December 31, 2014:

Investment	Fair Value at September 30, 2015	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (weighted average)
Senior Secured Loans	$1,768,594	Third Party Pricing Vendor	N/A	N/A
Equity	193,375	Third Party Pricing Vendor	N/A	N/A

Total	$1,961,969

Investment	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (weighted average)
Senior Secured Loans	$4,417,558	Third Party Pricing Vendor	N/A	N/A

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

The total volume and performance of derivative activity for the nine months ended September 30, 2015, is as follows:

	Total Units/ Contracts Purchased	Change in Unrealized Appreciation/ (Depreciation)	Realized Appreciation/ (Depreciation)
Purchased Options Contracts	2,000	$—	$(938,242)

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

Income Recognition

Corporate actions (including cash dividends) are recorded on the ex-dividend date, net of applicable withholding taxes, except for certain foreign corporate actions, which are recorded as soon after ex-dividend date as such information becomes available. Interest income is recorded on the accrual basis. The Company does not accrue as a receivable interest or dividends on loans and securities if there is a reason to doubt the Company’s ability to collect such income. As of September 30, 2015 and December 31, 2014, the Company did not accrue receivable interest on investments having fair value of $0 and $1,887,494, respectively. The corresponding interest amounts not accrued for these investments were $0 and $57,726, respectively. As of September 30, 2015, all such positions had been sold. Loan origination fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income.

Accretion of discounts and amortization of premiums on taxable bonds and loans are computed to the call or maturity date, whichever is shorter, using the effective yield method. Withholding taxes on foreign dividends have been provided for in accordance with the Company’s understanding of the applicable country’s tax rules and rates.

Organization Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to the Company’s organization, and are paid by the Adviser, are expensed as the Company raises proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. For the three and nine months ended September 30, 2015, the Adviser incurred and paid organization costs of $0 and $0, respectively, on behalf of the Company, and recorded $0 and $0 of organizational expense on the accompanying statements of operations. For the period from the Company’s inception to September 30, 2014, the Adviser incurred and paid organization costs of $33,392 on behalf of the Company.

Offering Costs

The Company’s offering costs include legal fees, promotional costs, and other costs pertaining to the public offering of its shares of common stock. Offering costs are paid by the Adviser and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds are raised and the costs become payable to the Adviser. Offering costs, together with organization costs, are limited to 1% of total proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. For the three and nine months ended September 30, 2015, the Adviser incurred and paid offering costs of $109,185 and $535,515, respectively, on behalf of the Company. For the three and nine months ended September 30, 2014, the Adviser incurred and paid offering costs of $384,066 and $1,431,488, respectively, on behalf of the Company. The Company has recorded $86,011 of offering costs on the accompanying Statements of Changes in Net Assets, which is payable to the Adviser.

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the nine months ended September 30, 2015 and September 30, 2014. Selling commissions or fees of $305,544 and $0 were paid for the nine months ended September 30, 2015 and September 30, 2014.

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

The following tables set forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three Months Ended
Basic and diluted	September 30, 2015	September 30, 2014
Net increase/(decrease) in net assets from operations	$(611,269)	$6,485
Weighted average common shares outstanding	2,171,432	1,089,953	(1)
Earnings per common share-basic and diluted	(0.28)	0.01

	Nine Months Ended
Basic and diluted	September 30, 2015	September 30, 2014
Net increase/(decrease) in net assets from operations	$(961,908)	$4,485
Weighted average common shares outstanding	1,899,281	1,089,953	(1)
Earnings per common share-basic and diluted	(0.51)	—	(2)

(1)	For the period from September 2, 2014 (commencement of operations) to September 30, 2014.
(2)	Amounts to less than $0.005.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. As permitted, the Company elected to early adopt ASU 2015-03 starting with its June 30, 2015 financial statements.

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

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s investments by industry classification at fair value September 30, 2015:

	Fair value	Percentage
Health Care	$14,734,082	85.0%
Utility	963,450	5.5%
Service	480,000	2.8%
Media/Telecommunications	467,815	2.7%
Financials	360,000	2.1%
Chemicals	193,375	1.1%
Energy	142,082	0.8%

Total	$17,340,804	100.0%

The following table shows the composition of the Company’s investments by industry classification at fair value at December 31, 2014:

	Fair Value	Percentage
Healthcare	$3,812,710	37.0%
Sovereign	1,887,494	18.3%
Utility	1,300,000	12.6%
Technology	1,007,505	9.8%
Service	993,343	9.6%
Media/Telecommunications	480,835	4.7%
Financials	456,000	4.4%
Energy	369,063	3.6%

Total	$10,306,950	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of September 30, 2015:

	Amortized Cost	Percentage	Fair value	Percentage
Senior Secured Loans	$12,180,576	64.8%	$11,203,559	64.6%
Corporate Bonds	5,217,975	27.7%	4,930,912	28.4%
Common Stocks	954,994	5.1%	846,333	4.9%
Asset-Backed Securities	456,000	2.4%	360,000	2.1%

Total	$18,809,545	100.0%	$17,340,804	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of December 31, 2014:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured Loans	$7,465,521	70.5%	$7,063,456	68.6%
Foreign Sovereign Bonds	1,750,795	16.5%	1,887,494	18.3%
Corporate Bonds	920,705	8.7%	900,000	8.7%
Asset-Backed Securities	456,000	4.3%	456,000	4.4%

Total	$10,593,021	100.0%	$10,306,950	100.0%

The following table shows the composition of the Company’s investments by geographic classification at September 30, 2015:

Geography	Fair value	Percentage
United States	$17,340,804	100.0%

The following table shows the composition of the Company’s investments by geographic classification at December 31, 2014:

Geography	Fair Value	Percentage
Argentina(1)	$1,887,494	18.3%
United States	8,419,456	81.7%

Total	$10,306,950	100.0%

(1)	Investment denominated in USD

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

For the three and nine months ended September 30, 2015, the Company incurred investment advisory fees payable to the Adviser of $109,669 and $320,642, respectively, which were voluntarily waived. For both the three and nine months ended September 30, 2014, the Company incurred investment advisory fees payable to the Adviser of $22,181, which were voluntarily waived. These waived fees are not subject to recoupment by the Adviser.

Incentive Fee

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the Company’s net assets, as defined in the Investment Advisory Agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, the Adviser will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% of the Company’s net assets at the end of such quarter, or 9.375% annually. This “catch-up” feature allows the Adviser to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Adviser will receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company will accrue for the capital gains incentive fee, which, if earned, will be paid annually. The Company will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

For the three and nine months ended September 30, 2015, and for the year ended December 31, 2014 the Company incurred no incentive fees. For both the three and nine months ended September 30, 2014, the Company incurred incentive fees of $10,275, which were voluntarily waived. These waived fees are not subject to recoupment by the Adviser.

Administration Fee

Pursuant to the Administration Agreement with the Adviser, the Company also reimburses the Adviser for expenses necessary for its performance of services related to the Company’s administration and operations. The amount of the reimbursement will be the lesser of (1) the Company’s allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under the Administration Agreement and (2) 0.40% of the Company’s average gross assets. The Adviser is required to allocate the cost of such services to the Company based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. The Board of Directors assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board of Directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board of Directors will compare the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

For the three and nine months ended September 30, 2015, the Company incurred administration fees payable to the Adviser of $21,933 and $64,128, respectively, which were voluntarily waived. For both the three and nine months ended September 30, 2014, the Company incurred administration fees payable to the Adviser of $4,436, which were voluntarily waived. These waived fees are not subject to recoupment by the Adviser.

Organization and Offering Costs

The Adviser has funded the Company’s offering costs and organization costs in the amount of $109,185 and $535,515 for the three and nine months ended September 30, 2015, respectively. The Adviser funded the Company’s offering costs and organization costs in the amount of $384,066 and $1,047,872, respectively, for the three and nine months ended September 30, 2014. Currently, the cumulative aggregate amount of $2,008,298 of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, the Company has recorded $86,011 of organizational and offering costs on the accompanying Statements of Operations and Statements of Changes in Net Assets which is payable to the Adviser. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $1,793,569 of these costs.

Fees Paid to Officers and Directors

Each director who is not an “interested person” of the Company as defined in the 1940 Act (the “Independent Directors”) receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Highland Fund Complex based on relative net assets. The “Highland Fund Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to its interested directors or any of its officers, all of whom are employees of an affiliate of the Adviser.

For the three and nine months ended September 30, 2015, the Company recorded an expense relating to director fees of $503 and $1,267, respectively. For both the three and nine months ended September 30, 2014, the Company recorded an expense relating to director fees of $1,668. As of September 30, 2015, there were no expenses payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly by us as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable by us to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement was extended through September 30, 2016.

Any expenses reimbursed by the Adviser pursuant to the expense limitation agreement are subject to possible recoupment by the Adviser within three years. The recoupment by the Adviser will be limited to the amount of previously reimbursed expenses and cannot cause the Company’s expenses to exceed any expense limitation in place at the time of recoupment.

Reimbursable Expenses Table

The following table reflects the fee waivers and expense reimbursements due from the Adviser as of September 30, 2015, June 30, 2015 and March 31, 2015, which may become subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expense	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
September 30, 2015	$1,272,439	$164,502	$1,107,937	$434,917	September 30, 2018
June 30, 2015	771,350	98,330	673,020	414,551	June 30, 2018
March 31, 2015	353,760	95,291	258,469	258,469	March 31, 2018

The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2014 and September 30, 2014, which may become subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expense	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2014	$463,302	$56,948	$406,355	$321,713	December 31, 2017
September 30, 2014	98,723	14,081	84,642	84,642	September 30, 2017

Trade Allocation

During the year ended December 31, 2014, the Company incurred a trade allocation error. In conjunction with the error, the Company has recorded a due from affiliates in the amount of $859,935 on the Statements of Assets and Liabilities for the balance of the trade. The Company recognized no gain (loss) as a result of the trade allocation error. For the nine months ended September 30, 2015, there were no trade allocation errors.

2015 Capital Contributions by the Adviser

On January 30, 2015, the Company issued 336,957 shares to the Adviser for proceeds of approximately $3.1 million.

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

Unrealized appreciation and depreciation at September 30, 2015 and December 31, 2014, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross Appreciation	Gross (Depreciation)	Net Appreciation/ (Depreciation)(1)	Cost
September 30, 2015	$203,100	$(1,671,841)	$(1,468,741)	$18,809,545
December 31, 2014	137,954	(480,618)	(342,664)	10,649,614

(1)	Any differences between book-basis and tax-basis net unrealized appreciation/(depreciation) are primarily due to defaulted bonds accumulated interest.

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the nine months ended September 30, 2015 and the nine months ended September 30, 2014, the Company did not incur any interest or penalties.

Note 6 — Share Repurchase Program

Beginning with the first full calendar quarter following the one year anniversary of the satisfaction of the minimum offering requirement (fourth quarter of 2015), and on a quarterly basis thereafter, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Board of Directors in its complete and absolute discretion unless, in the judgment of the Independent Directors of the Board of Directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and the 1940 Act. In months in which the Company repurchases shares of common stock, it will conduct repurchases on the same date that it holds its first weekly closing for the sale of shares of common stock in its public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

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

As of September 30, 2015, $2,500,000 was outstanding under the Credit Facility. The carrying amount outstanding approximates its fair value. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. The Company has recorded these costs as a direct deduction to the amount outstanding under the Credit Facility on the Statements of Assets and Liabilities and amortized to interest expense over the life of the Credit Facility. As of September 30, 2015, $6,598 of such financing costs has yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015, the components of total interest expense were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Direct interest expense	$8,659	$17,330
Commitment fees (1)	8,719	26,000
Amortization of financing costs (1)	6,416	18,402

Total interest expense	$23,794	$61,732

(1)	Included in other expenses in the Statement of Operations

For the nine months ended September 30, 2015, the average daily amount outstanding was $1,684,982 at a weighted average interest rate of 1.38%.

The Company is required to maintain 300% asset coverage with respect to amounts outstanding under the Credit Facility. Asset coverage is calculated by subtracting the Company’s total liabilities, not including any amount representing bank loans and senior securities, from the Company’s total assets and dividing the result by the principal amount of the borrowings outstanding. As of September 30, 2015, the Company’s debt outstanding was $2,500,000 and asset coverage was 8.59 to 1.

Note 8 — Economic Dependency and Commitments and Contingencies

Under various agreements, the Company has engaged the Adviser and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. Additionally, the Adviser pays all of the Company’s organization and offering costs subject to reimbursement to the extent organization and offering costs paid by the Adviser do not exceed 1% of gross proceeds raised.

The Company’s organization and offering costs together are limited to 1% of total proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of September 30, 2015, $1,793,569 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

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

Counterparty Credit Risk

Counterparty credit risk is the potential loss the Company may incur as a result of the failure of a counterparty or an issuer to make payments according to the terms of a contract. Counterparty credit risk is measured as the loss the Company would record if its counterparties failed to perform pursuant to the terms of their obligations to the Company. Because the Company may enter into over-the-counter forwards, options, swaps and other derivative financial instruments, the Company may be exposed to the credit risk of its counterparties. To limit the counterparty credit risk associated with such transactions, the Company conducts business only with financial institutions judged by the Adviser to present acceptable credit risk.

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

Because loans are not ordinarily registered with the SEC or any state securities commission or listed on any securities exchange, there is usually less publicly available information about such instruments. In addition, loans may not be considered “securities” for purposes of the anti-fraud protections of the federal securities laws and, as a result, as a purchaser of these instruments, the Company may not be entitled to the anti-fraud protections of the federal securities laws. In the course of investing in such instruments, the Company may come into possession of material nonpublic information and, because of prohibitions on trading in securities of issuers while in possession of such information, the Company may be unable to enter into a transaction in a publicly-traded security of that issuer when it would otherwise be advantageous for us to do so. Alternatively, the Company may choose not to receive material nonpublic information about an issuer of such loans, with the result that the Company may have less information about such issuers than other investors who transact in such assets.

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

Because loan transactions often take longer to settle than transactions in other securities, the Company may not receive the proceeds from the sale of a loan for a significant period of time. As a result, the Company may maintain higher levels of cash and short-term investments than funds that invest in securities with shorter settlement cycles and/or may use the Credit Facility to permit the Company to meet its obligations pending settlement of the sale of portfolio securities, each of which may adversely affect the Company’s performance.

The company seeks to address its short-term liquidity needs by carefully managing the settlements of its portfolio transactions, including transactions in loans, by maintaining short-term liquid assets sufficient to meet reasonably anticipated obligations, and by maintaining the Credit Facility.

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

Note 10 — Financial Highlights

Selected data for a share outstanding throughout the nine months ended September 30, 2015 and period ended September 30, 2014 is as follows:

	For the Nine Months Ended		For the Period Ended
	September 30, 2015		September 30, 2014
	(Unaudited)		(Unaudited)(1)
Common Shares Per Share Operating Performance:
Net Asset Value, Beginning of Period	$8.97		$9.13
Income from Investment Operations:
Net investment income(2)	0.34		(0.04)
Net realized and unrealized gain (loss)	(0.73)		0.11

Total from investment operations	(0.39)		0.07

Less Distribution Declared to Common Shareholders:
From net investment income	(0.51	)(3)	—

Total distributions declared to common shareholders	(0.51)		—

Capital share transactions
Offering costs(2)	(0.05)		(0.06)
Issuance of common stock(4)	0.09		—
Net Asset Value, End of Period	$8.11		$9.14
Net Asset Value Total Return(5)(6)	(4.05)%		0.11%
Ratio and Supplemental Data:
Net assets, end of period (in 000’s)	$18,933		$10,130
Shares outstanding, end of period	2,334,171		1,108,693
Common Share Information at End of Period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses	13.92	%(7)	17.48	%(8)
Fees and expenses waived or reimbursed	(12.01	)%(7)	(15.36	)%(7)
Net operating expenses	1.91	%(7)	2.12	%(8)
Net investment income (loss) before fees waived or reimbursed	(6.82	)%(7)	(17.40	)%(8)
Net investment income (loss) after fees waived or reimbursed	5.20	%(7)	(2.04	)%(8)
Ratio of interest and credit facility expenses to average net assets	0.14	%(7)	—%
Portfolio turnover rate(5)	58%		4%
Asset coverage ratio	859%		—%

(1)	Commenced operations on September 2, 2014.
(2)	Per share data was calculated using weighted average shares outstanding during the period.
(3)	Of the total distributions to common shareholders, the Company estimates that $0.34 per share was from net investment income, and $0.17 per share was a return of capital.
(4)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(5)	Not annualized.
(6)	Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Adviser not absorbed a portion of expenses, total returns would have been lower.
(7)	Annualized.
(8)	Annualized except for organizational costs.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On September 11, 2015, the board of directors of the Company declared a cash distribution of $0.058 per share of the Company’s common stock, par value $0.001 per share, to be paid on October 30, 2015 to the Company’s stockholders of record on October 20, 2015. Based on the Company’s public offering price of $9.00 per share at the time the distribution was paid, the distribution represented an annualized rate of approximately 7.7%.

On September 30, 2015, the Company decreased its public offering price from $9.30 per share to $9.00 per share. The decrease in the public offering price was effective as of the Company’s October 1, 2015 closing and first applied to subscriptions received from September 16, 2015 through September 30, 2015.

In accordance with the Company’s previously disclosed share pricing policy, the Company’s board of directors determined that a decrease in the public offering price was warranted following a decline in the Company’s net asset value per share to an amount more than 2.5% below the Company’s then-current net offering price.

On October 16, 2015, the board of directors of the Company declared a cash distribution of $0.058 per share of the Company’s common stock, par value $0.001 per share, to be paid on November 30, 2015 to the Company’s stockholders of record on November 20, 2015. Based on the Company’s current public offering price of $9.00 per share, the distribution represents an annualized rate of approximately 7.7%.

The Credit Facility’s outstanding borrowings of $2,500,000 were repaid on October 29, 2015 to State Street.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	changes in healthcare technologies, finance and regulations adversely affecting our portfolio companies or financing model;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our use of financial leverage;

•	the ability of NexPoint Advisors, L.P. (“the Adviser”), to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

Our investment activities are managed by the Adviser and supervised by our board of directors (the “Board”) of which a majority of the members are independent of us.

Our investment objective is to generate high current income and long-term capital appreciation. We seek to achieve our objective by using the experience of the healthcare, credit and structured products teams of our affiliate, Highland Capital Management, L.P. and its affiliates (“Highland”), to source, evaluate and structure investments, identify attractive investment opportunities (primarily debt investments) that generate high income without creating undue risk for the portfolio, make equity investments where we believe there will be attractive risk-adjusted returns that compensate for the lack of current income, and make investments in debt and equity tranches of collateralized loan obligations (“CLOs”), that deliver income and high relative value. We will focus on companies that are stable and have positive cash flow and the ability to grow their business model.

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

We will leverage the expertise of Highland with regard to distressed investing and restructuring to make opportunistic investments in distressed companies. We will utilize the Highland credit underwriting capability to identify the types of companies we believe will provide high current income and/or long-term capital appreciation. In addition to the investments in the healthcare industry, we may invest a portion of our capital in other opportunistic investments in which the Adviser has expertise and where we believe an opportunity exists to achieve above average risk adjusted yields and returns. These types of opportunities may include: (1) direct lending or origination investments, (2) investments in stressed or distressed situations, (3) structured product investments, (4) equity investments and (5) other investment opportunities not typically available in other BDCs. Opportunistic investments may range from broadly syndicated deals to direct lending deals in both private and public companies and may include foreign investments. We believe this is the best approach to achieving our dual mandate of attempting to generate a high yield while also attempting to produce capital appreciation.

We seek to invest primarily in securities deemed by the Adviser to be high income generating debt investments and income generating equity securities of privately held companies in the United States. We expect the portfolio will be concentrated primarily in senior floating rate debt securities, although we may invest without limit in securities which rank lower than senior secured instruments and may invest without limit in investments with a fixed rate of interest. We will buy syndicated loans, various tranches of CLOs and other debt instruments in the secondary market as well as originate debt so we can tailor the investment parameters more precisely to our needs. We also intend to invest a portion of the portfolio in equity securities that are non-income producing, when doing so will help us achieve our objective of long-term capital appreciation. We expect the size of our positions will range from $2 million to $25 million, although investments may be larger as our asset base increases. We may selectively make investments in amounts larger than $25 million in some of our portfolio companies. Prior to raising sufficient capital, we may make smaller investments.

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

We issued 21,739.13 LLC units to the Adviser on May 27, 2014 at $9.20 per share for $200,000 in total proceeds. As part of our conversion to a Delaware corporation on June 10, 2014, the Adviser exchanged 21,739.13 LLC units for 21,739.13 shares of our common stock, representing an equivalent price of $9.20 per share based on the fair value of the assets contributed by the Adviser in connection with our formation, as determined by the Board.

On September 2, 2014, in connection with a private placement of shares of our common stock to the Adviser, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10.0 million.

As a result of the private placement to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, our investment advisory agreement (the “Investment Advisory Agreement”) became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue.

On September 30, 2015, the Company filed its annual update of the registration statement with the SEC pursuant to its continuous offering of a maximum 150,000,000 shares of common stock of the Company at $9.30 per share for an estimated maximum offering of $1,395,000,000. This assumes all shares are sold at the offering price of $9.30 per share as of September 30, 2015 with no reduction in selling commissions or dealer manager fees. The offering price is subject to increase or decrease depending, in part, on our NAV.

Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Adviser, serves as the dealer manager of our continuous public offering. The shares are being offered on a “best efforts” basis, which means generally that the Dealer Manager is required to use only its best efforts to sell the shares and it has no firm commitment or obligation to purchase any of the shares. The Adviser and the Dealer Manager are related parties and will receive fees, distributions and other compensation for services related to our public offering and the management of our assets.

On August 28, 2015, in response to comments received from the SEC, the Company filed its amended application with the SEC pursuant to Section 17(d) and Section 57(i) of the 1940 Act, and Rule 17d-1 thereunder, authorizing certain joint transactions that otherwise may be prohibited by Section 17(d) or Section 57(a)(4) of the 1940 Act or Rule 17d-1 thereunder (the “Co-Investments Application”). The Co-Investments Application is currently under review and the Company expects to receive comments no later than December 31, 2015.

On August 28, 2015, the Company filed its application with the SEC pursuant to Section 6(c) of the 1940 Act, granting exemptions from Sections 18(c), 18(i) and 61(a) of the 1940 Act and pursuant to Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 under the 1940 Act, to permit the Company to offer investors multiple classes of shares, interests or units, as the case may be, with varying sales loads and asset-based service and/or distribution fees (the “Multi-Class Application”). The SEC is not currently reviewing applications related to multi-class orders, therefore it is unclear when the Company will receive comments on the Multi-Class Application.

Revenues

We generate revenue in the form of interest on the debt securities that we hold. We expect that the senior debt we invest in will generally have stated terms of 3 to 5 years and that the subordinated debt we invest in will generally have stated terms of 5 to 7 years. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In addition, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

Our primary operating expenses include (i) the payment of fees to the Adviser under the Investment Advisory Agreement, which have been 100% waived through September 30, 2015, (ii) our allocable portion of overhead expenses under our administration agreement (the “Administration Agreement”), which have also been 100% waived through December 31, 2015, and (iii) other operating costs described below. We bear all expenses of our operations and transactions, including:

•	our organization (expenses initially paid by the Adviser until sufficient equity proceeds are raised);

•	calculating our net asset value and net asset value per share (including the costs and expenses of independent valuation firms);

•	fees and expenses, including travel expenses, incurred by the Adviser or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of this and all future offerings of common shares and other securities, and other incurrence of debt (expenses initially paid by the Adviser until sufficient equity proceeds are raised);

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	administration fees payable to the Adviser under the Administration Agreement;

•	transfer agent and custody fees and expenses;

•	the actual costs incurred by the Adviser as our administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	taxes;

•	independent director fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	fees and expenses associated with marketing efforts, including deal sourcing fees and marketing to financial sponsors;

•	dues, fees and charges of any trade association of which we are a member; and

•	all other expenses reasonably incurred by us or the Adviser in connection with administering our business.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines.

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” (as such term is used in the requirements with respect to the fee table set forth in Form N-2) for the fiscal year to 1.0% of the quarter-end value of our gross assets through the one-year anniversary of the effective date of the Investment Advisory Agreement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of Adviser and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. generally accepted accounting principles (“GAAP”); (ii) expenses incurred indirectly by us as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable by us to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business.

The Expense Limitation Agreement will automatically renew for one-year terms unless it is terminated by us or the Adviser upon 120 days written notice or upon termination of the Investment Advisory Agreement. Effective September 30, 2015, the Expense Limitation Agreement was renewed for an additional one-year term. In the event that the Expense Limitation Agreement is terminated by either party, investors will likely bear higher expenses. Any fees waived or expenses reimbursed by the Adviser pursuant to the expense limitation agreement are subject to possible recoupment by the Adviser within three years. The recoupment by the Adviser will be limited to the amount of previously waived fees or reimbursed expenses and cannot cause our expenses to exceed any expense limitation in place at the time of recoupment.

The following table reflects the fee waivers and expense reimbursements due from the Adviser as of September 30, 2015, June 30, 2015 and March 31, 2015, which may become subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
September 30, 2015	$1,272,439	$164,502	$1,107,937	$434,917	September 30, 2018
June 30, 2015	771,350	98,330	673,020	414,551	June 30, 2018
March 31, 2015	353,760	95,291	258,469	258,469	March 31, 2018

The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2014 and September 30, 2014, which may become subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expense	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2014	$463,302	$56,948	$406,355	$321,713	December 31, 2017
September 30, 2014	98,723	14,081	84,642	84,642	September 30, 2017

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2015 and for the Period from September 2, 2014 (Commencement of Operations) through September 30, 2014

During the nine months ended September 30, 2015, we made investments in portfolio companies and other investments totaling $17,727,996. During the same period, we sold or had principal repayments on investments for proceeds of $9,110,555. As of September 30, 2015, our investment portfolio, with a total fair value of $17,340,804, consisted of interests in 12 portfolio companies (6% in first lien senior secured loans, 59% in second lien senior secured loans, 28% in corporate bonds, 2% in asset-backed securities, and 5% in common stock). As of September 30, 2015, the investments in our portfolio were purchased at a weighted average price of 92.07% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 7.14% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

During the period from September 2, 2014 (commencement of operations) through September 30, 2014 we made investments in portfolio companies and other investments totaling $9,464,145. During the same period, we sold investments for proceeds of $339,010. As of September 30, 2014 our investment portfolio, with a total fair value of $9,176,508, consisted of interests in 9 portfolio companies (22% in first lien senior secured loans, 48% in second lien senior secured loans, 10% in corporate bonds, and 1 sovereign foreign bond (representing 20% of our investment portfolio at fair value). As of September 30, 2014, the investments in our portfolio were purchased at a weighted average price of 90.38% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.25% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2015.

Net Investment Activity	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Purchases	$5,010,099	$17,727,996
Sales and Principal Repayments	(4,912,109)	(9,110,555)

Net Portfolio Activity	$97,990	$8,617,441

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
New Investment Activity by Investment Type	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans — First Lien	$405,000	8%	$3,987,500	22%
Senior Secured Loans — Second Lien	1,418,386	28%	7,052,136	40%
Corporate Bonds — Senior Unsecured	2,482,470	50%	4,535,320	26%
Asset-Backed Securities	—	—	—	—
Foreign Sovereign Bonds — Senior Unsecured	—	—	—	—
Common Stocks	704,243	14%	954,993	5%
Purchased Call Options	—	—	1,198,047	7%

Total	$5,010,099	100%	$17,727,996	100%

The following tables present selected information regarding our portfolio investment activity for the period from September 2, 2014 (commencement of operations) through September 30, 2014:

Net Investment Activity	Period from September 2, 2014 (commencement of operations) through September 30, 2014
Purchases	$9,464,145
Sales and Principal Repayments	(339,010)

Net Portfolio Activity	$9,125,135

	Period from September 2, 2014 (commencement of operations) through September 30, 2014
New Investment Activity by Investment Type	Purchases	Percentage
Senior Secured Loans — First Lien	$1,993,725	21%
Senior Secured Loans — Second Lien	4,466,875	47%
Corporate Bonds — Senior Unsecured	1,252,750	13%
Foreign Sovereign Bonds — Senior Unsecured	1,750,795	19%

Total	$9,464,145	100%

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of September 30, 2015 and September 30, 2014:

	September 30, 2015			September 30, 2014
New Investment Activity by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$1,692,256	$963,450	6%	$1,993,725	$1,992,726	22%
Senior Secured Loans — Second Lien	10,488,320	10,240,109	59%	4,466,875	4,452,138	48%
Corporate Bonds — Senior Unsecured	5,217,975	4,930,912	28%	918,750	912,500	10%
Asset-Backed Securities	456,000	360,000	2%	—	—	—
Foreign Sovereign Bonds — Senior Unsecured	—	—	—	1,750,795	1,819,144	20%
Common Stocks	954,994	846,333	5%	—	—	—
Purchased Call Options	—	—	—	—	—	—

Total	$18,809,545	$17,340,804	100%	$9,130,145	$9,176,508	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
Number of Investments	12	10
% Variable Rate (based on fair value)	65%	70%
% Equity or Other Investments (based on fair value)[1]	7%	0%
Weighted Average Purchase Price of Investments (as a % of par or stated value)	92.07%	90.38%
Weighted Average Credit Rating of Investments that were Rated	Caa1	Caa1

(1)	Consists of CLO equity that pays a quarterly dividend and other non-dividend paying equity positions.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2015 and September 30, 2014:

	September 30, 2015		September 30, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	$963,450	6%	$1,655,076	18%
Broadly Syndicated – Public	—	—	—	—
Middle-Market	15,823,979	91%	5,702,288	62%
Opportunistic	553,375	3%	1,819,144	20%

Total	$17,340,804	100%	$9,176,508	100%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2015 and September 30, 2014:

	September 30, 2015		September 30, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Energy	$142,082	0.8%	$502,625	5.5%
Chemicals	193,375	1.1%	—	—
Financials	360,000	2.1%	—	—
Health Care	14,734,082	85.0%	3,876,565	42.2%
Media/Telecommunications	467,815	2.7%	491,250	5.4%
Services	480,000	2.8%	1,001,364	10.9%
Sovereign	—	—	1,819,144	19.8%
Technology	—	—	—	—
Utility	963,450	5.5%	1,485,560	16.2%

Total	$17,340,804	100%	$9,176,508	100%

As of September 30, 2015 and September 30, 2014, we did not “control” and were not an “affiliated person,” each as defined in the 1940 Act, of any of our portfolio companies. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

The proceeds from issuance of equity were deployed as part of ramping up the portfolio. Although our primary focus is to invest a majority of the portfolio in direct lending or originated opportunities over time, during the “ramp up phase,” the portfolio will consist primarily of thinly syndicated middle-market loans as well as more liquid broadly syndicated bank loans (both private and public), corporate bonds, cash and cash equivalents and U.S. government securities. We estimate the ramp up phase will wind down once $25 million of total capital has been raised. At that time, we will begin deploying a portion of the portfolio into direct lending or originated opportunities (including, secured and unsecured debt and mezzanine financing) and equity investments (including warrants received in connection with originated debt investments). Our primary holdings currently include senior secured and second lien bank loans. Bank loans typically accrue interest at variable rates determined by reference to a base lending rate, such as LIBOR. The base rate typically resets every three months, such that bank loans have a very short duration of 90 days on average and typically have maturities of 3 to 5 years. Corporate notes and bonds typically accrue a fixed rate of interest with maturities of 5 to 7 years. At September 30, 2015 and September 30, 2014, the weighted average yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 7.14% and 8.25%, respectively. Yields are computed assuming a fully settled portfolio, using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged. The weighted average yield excludes income from the CLO equity. If income from the CLO equity were included, the weighted average yield at September 30, 2015 would be approximately 7.99%. No CLO equity positions were held as of September 30, 2014.

We focus on healthcare investments, although we may invest without limit in non-healthcare related investments and portfolio companies. The Adviser believes there is an excellent opportunity in the healthcare sector as a result of the aging population (Americans are turning age 65 at a rate of approximately 10,000 per day) and the longer life span of the average American due to increased usage of technology and pharmaceuticals in healthcare. Overarching all of this is the multi-year long implementation of the Affordable Care Act (“ACA”), the largest structural change to the U.S. healthcare sector since the passage of Medicare and Medicaid in the mid 1960’s. The Adviser believes these macro factors will combine to produce above average growth in the healthcare sector for at least the next decade.

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

Summary Description of Top Portfolio Companies/Investments

At September 30, 2015 and September 30, 2014, 91% and 78% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Accellent, Inc.: As of September 30, 2015 and September 30, 2014, we held second lien senior secured loans in Accellent, Inc. (“Accellent”) having an aggregate fair value of $5.0 million and $0.9 million, respectively. Accellent is a provider of fully integrated outsourced manufacturing and engineering services to the medical device industry, specializing in cardiovascular instruments (catheters), orthopedics and endoscopy needs. In March 2014, Accellent acquired Lake Region Medical for $390 million. Lake Region Medical was a producer of proprietary guidewires, coils, precision-machined products and custom device solutions serving the cardiology market, manufacturing over 32 million vascular access guidewires, representing 70% of worldwide volume.

Onex Carestream Finance LP: As of September 30, 2015 and September 30, 2014, we held second lien senior secured loans in Onex Carestream Finance L.P. (“Carestream”) having an aggregate fair value of $0.9 and $1.0 million, respectively. Carestream is a provider of products and services for the capture, processing, viewing, sharing, printing and storage of images for medical and dental applications. They sell digital products, including printers and media, computed radiography and digital radiography equipment, picture archiving and communication systems, radiology information systems, information management solutions, dental practice management software, and services, as well as traditional medical products, including analog film, equipment, chemistry and services.

Ortho-Clinical Diagnostics: As of September 30, 2015 and September 30, 2014, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $4.9 and $0.9 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

Radnet Inc: As of September 30, 2015 and September 30, 2014, we held second lien senior secured loans and common stock in Radnet Inc. (“Radnet”) with a collective aggregate fair value of $2.1 and $0.0 million, respectively. RadNet, Inc. provides outpatient diagnostic imaging services in the United States. It offers various imaging services, including magnetic resonance imaging, computed tomography, positron emission tomography, nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy, and other related procedures. As of December 31, 2014, it operated a network of 259 centers in the United States.

Surgery Center Holdings, Inc.: As of September 30, 2015 and September 30, 2014, we held second lien senior secured loans in Surgery Center Holdings, Inc. (“Surgery Partners”) having an aggregate fair value of $1.8 and $1.0 million, respectively. Surgery Partners is an owner and operator of ambulatory surgery centers in joint ventures with physicians, with 102 locations across 29 states and surgical expertise in orthopedics, ophthalmology, pain management, gastrointestinal and general surgery.

Opportunistic Investments

Our Adviser makes opportunistic investments when it believes it has a differentiated view on an investment, has sourced a unique opportunity, or an investment has, in our Adviser’s opinion, an outsized return for the risk assumed. We will typically limit opportunistic investments to 20% or less of the portfolio, although we may invest more from time to time. The objective of opportunistic investments is primarily to generate capital appreciation, however, some opportunities may produce income as well.

Argentine Government: As of September 30, 2014, we held sovereign bonds of the Republic of Argentina (the “Argentine Bonds”) having an aggregate fair value of $1.8 million. In June 2014, a court ordered the paying agent not to disburse interest payments on the bonds, although the Argentine government continues to pay the interest on time. This caused the bonds to fall into technical default on July 30, 2014. Our full investment in the Argentine Bonds was sold on September 21, 2015 for proceeds of $2,103,057.

Texas Competitive Electric Holdings Company, Inc.: As of September 30, 2015 and September 30, 2014, we held first lien senior secured loans in Texas Competitive Electric Holdings Company, Inc. (“TXU”) having an aggregate fair value of $1.0 and $1.5 million, respectively. TXU is the largest retail power supplier in Texas. Though TXU is currently in bankruptcy, a court ruling mandated that TXU make adequate protection payments to the first lien noteholders.

Results of Operations for the Nine Months Ended September 30, 2015 and for the Period from September 2, 2014 (Commencement of Operations) through September 30, 2014

Revenues

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

Expenses

Our total net operating expenses for the nine months ended September 30, 2015 and for the period from September 2, 2014 (commencement of operations) through September 30, 2014 were $236,977, net of waivers of $1,492,707, and $47,473, net of waivers of $121,534, respectively. Our operating expenses for the nine months ended September 30, 2015 and for the period from September 2, 2014 (commencement of operations) through September 30, 2014 include base management fees attributed to the Adviser of $320,642 and $22,181, respectively. Our expenses also include administrative services expenses attributed to the Adviser of $64,128 and $4,436 for the nine months ended September 30, 2015 and for the period from September 2, 2014 (commencement of operations) through September 30, 2014, respectively. These fees were voluntarily waived for the period and are not subject to recoupment by the Adviser. Our expenses also include accrued incentive fees attributed to the Adviser of $0 and $10,275 for the nine months ended September 30, 2015 and for the period from September 2, 2014 (commencement of operations) through September 30, 2014, respectively, which were voluntarily waived and are not subject to recoupment by the Adviser.

Our other expenses subject to the Expense Limitation Agreement for the nine months ended September 30, 2015 and for the period from September 2, 2014 (commencement of operations) through September 30, 2014 were $1,272,439 and $63,267, respectively, and consisted of the following:

	Nine Months Ended September 30, 2015	Period from September 2, 2014 (commencement of operations) through September 30, 2014
Audit and Tax	$297,443	$12,315
Legal	532,464	39,726
Custodian and accounting service fees	175,087	—
Reports to stockholders	107,730	—
Stock transfer fee	147,854	—
Printing	—	9,416
Directors’ fees	1,267	—
Other	10,594	1,810

Total	$1,272,439	$63,267

Expense Reimbursement

For the nine months ended September 30, 2015 and for the period from September 2, 2014 (commencement of operations) through September 30, 2014, we accrued $1,492,707 and $121,534, respectively, of expense reimbursements from the Adviser. As of September 30, 2015 and September 30, 2014, we had $1,573,800 and $84,642, respectively, of reimbursements due from the Adviser. Under the Expense Limitation Agreement, amounts reimbursed to us by the Adviser may become subject to repayment by us in the future. During the nine months ended September 30, 2015 and for the period from September 2, 2014 (commencement of operations) through September 30, 2014 we did not accrue any amounts for expense recoupments payable to the Adviser. For the nine months ended September 30, 2015 and for the period from September 2, 2014 (commencement of operations) through September 30, 2014, $1,107,937 and $84,642, respectively, may be subject to repayment by us to the Adviser in the future.

The Adviser has funded our offering costs and organization costs in the amount of $535,515 and $1,465,562 for the nine months ended September 30, 2015 and for the period from September 30, 2013 (Inception) through September 30, 2014, respectively. Currently, the cumulative aggregate amount of $2,008,298 of organization and offering costs exceeds 1% of total gross proceeds raised, which is $21,301,367. Accordingly, we have recorded $213,014 and $102,000 payable to the Adviser for the nine months ended September 30, 2015 and September 30, 2014, respectively. To the extent we are unable to raise sufficient capital such that the expenses paid by the Adviser on our behalf are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $1,793,569 of these costs.

Net Investment Income

We earned net investment income of $645,784, or $0.34 per share and a net investment loss of $44,888, or $(0.04) per share, for the nine months ended September 30, 2015 and for the period from September 2, 2014 (commencement of operations) through September 30, 2014, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $9,110,555 and $339,010 during the nine months ended September 30, 2015 and for the period from September 2, 2014 (commencement of operations) through September 30, 2014, respectively, from which we realized a net loss of $(425,022) and net gain of $5,010, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the nine months ended September 30, 2015 and for the period from September 2, 2014 (commencement of operations) through September 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(1,182,670), or $(0.62) per share and $46,363, or $0.04 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2015 was primarily driven by the performance of Texas Competitive and Fieldwood Energy term loans, and the net change in unrealized appreciation on our investments during the period from September 2, 2014 (commencement of operations) through September 30, 2014 was primarily driven by the performance of our sovereign bond investment.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2015 and for the period from September 2, 2014 (commencement of operations) through September 30, 2014, the net decrease in net assets resulting from operations was $(961,908), or $(0.51) per share and $6,485, or $0.01 per share, respectively.

	Nine Months Ended September 30, 2015	Period from September 2, 2014 (commencement of operations) through September 30, 2014
Income	$882,761	$585
Expenses	(236,977)	(47,473)
Net Realized Loss	(425,022)	5,010
Net Unrealized Appreciation (Depreciation)	(1,182,670)	46,363

Total	(961,908)	4,485

Financial Condition, Liquidity and Capital Resources

As of September 30, 2015 and September 30, 2014, we had cash and cash equivalents of $2,898,087 and $8,079,229, respectively. As of September 30, 2015 and September 30, 2014, $2,855,681 and $0 was held as State Street Institutional Reserves, and $42,406 and $8,079,229 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

Concurrent with the date we commenced operations, we sold approximately 1,086,954 shares of common stock in a private placement to the Adviser at a price per share of $9.20, for gross proceeds of approximately $10.0 million. As the minimum offering requirement for our continuous public offering was $10.0 million from any source, the proceeds from the private placement qualified toward the minimum offering amount and we broke escrow. In November 2014, we issued an additional 271,739 shares to the Adviser at $9.20 per share for proceeds of approximately $2.5 million. On January 30, 2015, we issued 336,957 shares to the Adviser at $9.20 per share for proceeds of approximately $3.1 million. In aggregate through September 30, 2015, we have issued 1,816,234 shares, including reinvestments of dividends, to the Adviser for proceeds of approximately $16.7 million and issued 517,937 shares, including reinvestments of dividends, to unaffiliated investors for proceeds of approximately $4.6 million. During the nine months ended September 30, 2015, we also incurred offering costs of $86,011 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on the financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $305,544 for the nine months ended September 30, 2015, and $111,334 for the three months ended September 30, 2015, and were also offset against capital in excess of par value on the financial statements.

We expect to generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous public offering of shares of common stock. Through September 30, 2015 we accepted subscriptions on a continuous basis and issued shares at bi-weekly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. Effective October 1, 2015, we changed the frequency of our closings, which now occur weekly.

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

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. On January 6, 2015, we entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”) as lender and agent. Under the Credit Facility, State Street has agreed to extend credit to us, in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on our total outstanding debt. Loans under the Credit Facility will bear interest (at our election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum. Interest is payable monthly in arrears. We will pay an unused commitment fee of 0.15% per annum on committed but unused amounts under the Credit Facility. All outstanding borrowings under the Credit Facility will mature and the principal, together with all accrued and unpaid interest, will be due and payable on January 5, 2016. In connection with the Credit Facility, we have also entered into a security agreement with State Street, both in its capacity as agent for the lenders under the Credit Facility and in its capacity as custodian to us, pursuant to which we grant State Street a security interest in all of our assets. State Street serves as our custodian and sub-administrator pursuant to separate agreements. The Credit Facility contains certain customary covenants and limits senior securities representing indebtedness to no more than 33 1/3% of our total assets. The Credit Facility also includes customary representations and warranties, conditions precedent to borrowings and events of default.

As of September 30, 2015, $2,500,000 was outstanding under the Credit Facility. The carrying amount outstanding approximates its fair value. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. The Company has recorded these costs as a direct deduction to the amount outstanding under the Credit Facility on the Statements of Assets and Liabilities and amortized to interest expense over the life of the Credit Facility. As of September 30, 2015, $6,598 of such financing costs has yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015, the components of total interest expense were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Direct interest expense	$8,659	$17,330
Commitment fees	8,719	26,000
Amortization of financing costs	6,416	18,402

Total interest expense	$23,794	$61,732

For the period from September 2, 2014 (commencement of operations) through September 30, 2014, the Company did not incur any interest expense.

For the nine months ended September 30, 2015, the average daily amount outstanding was $1,684,982 at a weighted average interest rate of 1.38%.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2015 and September 30, 2014, we had no outstanding commitments to fund investments.

We have certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act. Under the Investment Advisory Agreement, the Adviser provides us with investment Advisory and management services. For these services, we pay (1) a management fee equal to a percentage of the average value of our gross assets and (2) an incentive fee based on our performance.

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals pre-incentive fee net investment income for the immediately preceding calendar quarter and is subject to a hurdle rate, expressed as a rate of return on our net assets, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, the Adviser will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375% of our net assets at the end of such quarter, or 9.375% annually. This “catch-up” feature allows the Adviser to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Adviser will receive 20.0% of our pre-incentive fee net investment income. For purposes of calculating this part of the incentive fee, “pre-incentive fee net investment income” means interest income, distribution income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the nine months ended September 30, 2015, we incurred no incentive fees.

Under the Administration Agreement, the Adviser furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We will reimburse the Adviser for the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, to the extent that such expenses do not exceed an annual rate of 0.4% of our gross assets. The Adviser may also provide on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance and any expenses payable to the Adviser for such managerial assistance are not subject to the cap on reimbursement. Please see the discussion of administration fees incurred (and waived) above.

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

Our organization and offering costs together are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of September 30, 2015, $1,793,569 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised.

Any expenses reimbursed by the Adviser pursuant to the Expense Limitation Agreement are subject to possible recoupment by the Adviser within three years. The recoupment by the Adviser will be limited to the amount of previously waived fees or reimbursed expenses and cannot cause our expenses to exceed any expense limitation in place at the time of recoupment. For more information on the waived fees and amounts subject to recoupment, please see the table included above.

Distributions

In order to qualify as a RIC and to avoid corporate-level U.S. federal income tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or “investment company taxable income,” to our stockholders on an annual basis. Additionally, we must meet the annual distribution requirements of the U.S. federal excise tax rules in order to avoid the imposition of a four percent entity- level excise tax. We intend to make monthly distributions to our stockholders as determined by the Board.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	On May 27, 2014, in connection with a private placement to the Adviser, we issued approximately 21,739 units representing limited liability company interests at a price of $9.20 per unit, for aggregate proceeds of $200,000. Upon our conversion from a Delaware limited liability company to a Delaware corporation on June 10, 2014, the approximately 21,739 units representing limited liability company interests converted into approximately 21,739 shares of our common stock. On September 2, 2014, in connection with a private placement of shares of our common stock to the Adviser and its affiliate, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10.0 million. We completed a second private placement with the Adviser on October 8, 2014, for proceeds of approximately $6,000,000, which amount was used to repurchase our shares from an affiliate of the Adviser. On November 25, 2014, we issued an additional 271,739 shares to the Adviser for proceeds of approximately $2.5 million. On January 30, 2015, we issued 336,957 shares to the Adviser for proceeds of approximately $3.1 million. In aggregate, we have issued 1,816,234 shares, including reinvestments of dividends, to the Adviser for proceeds of approximately $16.7 million.

The Adviser and its affiliates also sponsor, or manage, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to the Adviser’s allocation policy, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with the Adviser’s allocation procedures. The Adviser and its affiliates have filed an application for exemptive relief with the SEC, which if granted, would allow us to co-invest with certain affiliates covered by the relief.

In addition, we and the Adviser have adopted a formal code of ethics that governs the conduct of our and the Adviser’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware General Corporations Law.

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

The Board is responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on an at least quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process, as described below:

•	Our valuation process begins with each portfolio, company or investment being initially valued by investment professionals of the Adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with senior management of the Adviser (the “Valuation Committee”).

•	The audit committee of the Board reviews these preliminary valuations.

•	At least once per 12-month period, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	Based on this information, the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Organization Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. For both the three and nine months ended September 30, 2015, the Adviser did not incurr or pay organization costs on our behalf. For the period from our inception to September 30, 2014, the Adviser incurred and paid organization costs of $33,392 on our behalf. Currently, the total amount of organization and offering costs exceeds 1% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by the Adviser on our behalf are more than 1% of total proceeds at the end of this offering, the Adviser will forfeit the right to reimbursement of such costs that exceed 1% of total proceeds.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock. Offering costs are paid by the Adviser and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds are raised and the costs become payable to the Adviser. Offering costs, together with organization costs, are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. For the three and nine months ended September 30, 2015, the Adviser incurred and paid offering costs of $109,185 and $535,515, respectively, on our behalf. For the three and nine months ended September 30, 2014, the Adviser incurred and paid offering costs of $384,066 and $1,431,488, respectively, on our behalf. For the nine months ended September 30, 2015, we have recorded $86,011 of offering costs on the accompanying Statements of Changes in Net Assets, which is payable to the Adviser.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive fees in addition to interest income from loans during the life of the investment. We may receive origination fees upon the origination of an investment. These origination fees are initially deferred and deducted from the cost basis of the investment and subsequently accreted into income over the term of the loan. We may receive facility, commitment and amendment fees, which are paid to us on an ongoing basis. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are recorded on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and are accounted for upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in other income on the Statements of Operations.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. As permitted, the Company elected to early adopt ASU 2015-03 starting with its June 30, 2015 financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, most significantly changes in interest rates. As of September 30, 2015 and September 30, 2014, 65% and 80% (based on fair value), respectively, of the investments in our portfolio had floating interest rates, and the Credit Facility agreement entered into with State Street on January 6, 2015 also has a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. Our credit facility is based on the following scenarios: (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month LIBOR plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we predominantly hold variable-rate investments, and to declines in the value of any fixed-rate investments we hold. To the extent that a majority of our investments may be in variable-rate investments, an increase in interest rates could make it easier for us to meet or exceed the hurdle rate for the income incentive fee payable to the Adviser and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to the Adviser with respect to our increasing pre-incentive fee net investment income.

Assuming that the interim and unaudited Statements of Assets and Liabilities as of September 30, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(6,250)	$(6,250)	$0
Up 50 basis points	12,500	12,500	0
Up 100 basis points	57,531	25,000	32,531
Up 200 basis points	189,299	50,000	139,299
Up 300 basis points	321,067	75,000	246,067

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

NexPoint Capital, Inc.

Dated: November 12, 2015	By	/s/ James Dondero
James Dondero
President
(Principal Executive Officer)

Dated: November 12, 2015	By	/s/ Brian Mitts
Brian Mitts
Chief Financial Officer
(Principal Accounting and Financial Officer)