Form 10-K
period 2015-12-31
NexPoint Capital, Inc.
filed 2016-03-11
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting a continuous public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares were being sold at a price of $9.00 with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share. As of December 31, 2015, the Registrant had 2,779,381 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Organization

NexPoint Capital, Inc. (the “Company”), which may also be referred to as “we,” “us,” or “our,” incorporated on September 30, 2013 (inception date) as a Delaware limited liability company. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an investment company and accordingly follows the Investment Company accounting and reporting guidance under Topic 946 of the Financial Accounting Standards Board’s (“FASBs”) Accounting Standard Codification, as amended (“ASC”), Financial Services—Investment Companies. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations (“CLOs”). The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and intends each year to qualify and be treated as such.

The Company issued 21,739.13 LLC units to NexPoint Advisors, L.P., (the “Adviser”) on May 27, 2014 (initial fund raising date), at $9.20 per share for $200,000 in total proceeds. On June 10, 2014, the Company converted to a Delaware corporation, NexPoint Capital, Inc. As part of the conversion to a Delaware corporation, the member of the Company converted 21,739.13 LLC units into 21,739.13 shares of the Company’s common stock, representing an equivalent price of $9.20 per share based on the fair value of the assets contributed by the Adviser in connection with the formation of the Company, as determined by the board of directors (the “Board”).

On September 2, 2014 (commencement of operations), in connection with a private placement of shares of our common stock to the Adviser and its affiliates, the Company issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10.0 million.

As a result of the private placement to the Adviser and its affiliates, the Company successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base investment advisory fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. The Company completed a private placement with the Adviser on October 8, 2014, for proceeds of approximately $6.0 million, which amount was used to repurchase common shares from an affiliate of the Adviser. On November 25, 2014, the Company issued an additional 271,739 shares to the Adviser for proceeds of approximately $2.5 million. In aggregate, the Company issued 1,380,432 shares to the Adviser for proceeds of approximately $12.7 million. On January 30, 2015, we issued 336,957 shares to the Adviser at $9.20 per share for proceeds of approximately $3.1 million. In aggregate through December 31, 2015, we have issued 1,816,234 shares, including reinvestments of dividends, to the Adviser for proceeds of approximately $16.7 million and issued 517,937 shares, including reinvestments of dividends, to unaffiliated investors for proceeds of approximately $4.6 million.

The Company has retained the Adviser to manage certain aspects of its affairs on a day-to-day basis. Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Adviser, serves as the dealer manager of the continuous public offering. The shares are being offered on a “best efforts” basis, which means generally that the Dealer Manager is required to use only its best efforts to sell the shares and it has no firm commitment or obligation to purchase any of the shares. The Adviser and Dealer

Manager are related parties and will receive fees, distributions and other compensation for services related to the continuous public offering and the investment and management of the Company’s assets.

Overview of Our Business

Our investment activities are managed by the Adviser and supervised by the Board, of which a majority of the members are independent of the Company.

Our investment objective is to generate high current income and long-term capital appreciation. We seek to achieve our objective by using the experience of the healthcare, credit and structured products teams of Highland Capital Management, L.P. and its affiliates (“Highland”) to source, evaluate and structure investments, identify attractive investment opportunities that are primarily debt investments that generate high income without creating undue risk for the portfolio, make equity investments where we believe there will be attractive risk-adjusted returns that compensate for the lack of current income, and make investments in debt and equity tranches of CLOs that deliver income and high relative value. We will focus on companies that are stable, have positive cash flow, and the ability to grow their business model.

Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in debt and equity of middle market companies, with an emphasis on healthcare companies, syndicated floating rate debt of large public and nonpublic companies, and mezzanine and equity tranches of CLOs. Middle-market companies include companies with annual revenues between $50 million and $2.5 billion and syndicated floating rate debt refers to loans and other instruments originated by a bank to a corporation that are sold off, or syndicated, to investors in pieces. We consider a healthcare company to be a company that is engaged in the design, development, production, sale, management or distribution of products, services or facilities used for or in connection with the healthcare industry. Additionally, we consider the term healthcare company to include companies that are materially impacted by the healthcare industry (such as a contractor that derives significant revenue or profit from the construction of hospitals). We may invest without limit in companies that are not in the healthcare sector.

We leverage the expertise of Highland with regard to distressed investing and restructuring to make opportunistic investments in distressed companies. We utilize the Highland credit underwriting capability to identify the types of companies we believe will provide high current income and/or long-term capital appreciation. In addition to the investments in the healthcare industry, we may invest a portion of our capital in other opportunistic investments in which the Adviser has expertise and where we believe an opportunity exists to achieve above-average risk-adjusted yields and returns. These types of opportunities may include: (1) direct lending or origination investments, (2) investments in stressed or distressed situations, (3) structured product investments, (4) equity investments and (5) other investment opportunities not typically available in other BDCs. Opportunistic investments may range from broadly syndicated deals to direct lending deals in both private and public companies and may include foreign investments. We believe this is the best approach to achieving our dual mandate of attempting to generate a high yield while also attempting to produce capital appreciation.

We seek to invest primarily in securities deemed by the Adviser to be high income generating debt investments and income generating equity securities of privately held companies in the United States. The portfolio may be concentrated primarily in senior floating rate debt securities, although we may invest without limit in securities that rank lower than senior secured instruments and may invest without limit in investments with a fixed rate of interest. We may buy syndicated loans, various tranches of CLOs and other debt instruments in the secondary market as well as originate debt so we can tailor the investment parameters more precisely to our needs. We also may invest a portion of the portfolio in equity securities that are non-income producing, when doing so will help us achieve our objective of long-term capital appreciation. We expect that, initially, the size of our positions may range from $2 million to $25 million, although investments may be larger as our asset base increases. We may selectively make investments in amounts larger than $25 million in some of our portfolio companies. Prior to raising sufficient capital, we may make smaller investments.

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

As of December 31, 2015, our investment portfolio, with a total fair value of $22.6 million, consisted of interests in 13 portfolio companies (calculated as a percentage of total investments: 3.5% in first lien senior secured loans, 60.0% in second lien senior secured loans, 29.3% in corporate bonds, 6.8% in asset-backed securities, and 0.4% in equities). As of December 31, 2015 the investments in our portfolio were purchased at a weighted average price of 92.23% of par or stated value, respectively, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.53% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

Recent Developments

On January 5, 2016, the Company entered into an amendment to the senior, secured revolving credit facility (“the Credit Facility”) with State Street Bank and Trust Company (“State Street”), as lender and agent dated as of January 6, 2015. Under the Credit Facility, State Street has agreed to extend credit to the Company in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on the Company’s total outstanding debt. The amendment extends the termination date of the Credit Facility to January 3, 2017. Loans under the Credit Facility will bear interest (at the Company’s election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one, two or three-month LIBOR plus 1.15% per annum. The Company will pay an unused commitment fee of 0.25% per annum on committed but unused amounts under the Credit Facility. In connection with the Credit Facility, the Company has also entered into a security agreement with State Street, both in its capacity as agent for the lenders under the Credit Facility and in its capacity as custodian to the Company, pursuant to which the Company grants State Street a security interest in all of the Company’s assets. The Credit Facility contains certain customary covenants including that senior securities representing indebtedness will not exceed 33 1/3% of the Company’s net assets. The Credit Facility also includes customary representations and warranties, conditions precedent to borrowings and events of default.

On December 4, 2015, the Board declared a cash distribution of $0.058 per share of the Company’s common stock, par value $0.001 per share, to be paid on January 29, 2016 to the Company’s stockholders of record on January 22, 2016. Based on the Company’s current public offering price of $9.00 per share, the distribution represents an annualized rate of approximately 7.7%.

On January 8, 2016, the Board declared a cash distribution of $0.058 per share of the Company’s common stock, par value $0.001 per share, to be paid on February 29, 2016 to the Company’s stockholders of record on February 22, 2016. Based on the Company’s current public offering price of $9.00 per share, the distribution represents an annualized rate of approximately 7.7%.

On February 19, 2016, the Board declared a cash distribution of $0.058 per share of the Company’s common stock, par value $0.001 per share, to be paid on March 31, 2016 to the Company’s stockholders of record on March 24, 2016. Based on the Company’s current public offering price of $9.00 per share, the distribution represents an annualized rate of approximately 7.7%.

During January and February of 2016, the Adviser committed $605,000 and $267,000, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained.

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

However, the Adviser and its affiliates have a core competency in other, non-healthcare sectors, specifically in oil and gas and real estate, but also have vast experience investing in all economic sectors. When identifying potential middle-market investments for the portfolio, we focus on the attributes listed below. It is our belief that investments exhibiting these characteristics are the best investments to allow the Company to meet its investment objective with an acceptable level of risk. The attributes discussed below are general guidelines and not all investment opportunities may exhibit each of these qualities. Each investment opportunity is analyzed on a case-by-case basis by our investment professionals and the portfolio manager:

•	Focus on growing economic sectors—We seek companies that operate in or focus a substantial amount of their resources on economic sectors we believe will benefit from the current economic environment, including primarily the healthcare sector. Our view is that some sectors will be adversely impacted by rising rates while others will see tangible benefits. We think companies in our perceived “winning” sectors represent a better risk profile for our investments.

•	High level of inherent value—We seek companies that have inherent value but need additional financing to implement their business plan fully and realize their full value. These businesses are typically smaller\ companies that cannot access traditional means of financing but have a solid business where additional investment of capital and economies of scale can unlock an outsized level of value. In some cases, we may take equity stakes in these businesses as well as debt positions to achieve our dual objectives of high current income and long-term capital appreciation.

•	Strong risk/reward characteristics—We seek investments where we believe we are compensated for the risk assumed. An investment opportunity may become more appealing if the terms of the investment are improved such as the interest rate, or if structural protections are added to decrease our perceived risk.

•	Proven management team—We seek companies that have proven management teams that understand the impact the upcoming regulatory and interest rate environment will have on their business. We are not seeking investments in start-up companies or companies with unproven technologies or business models or companies with relatively inexperienced management. Our view is that it will take experienced, seasoned veterans to understand and navigate the pitfalls resulting from the Federal Reserve’s actions regarding interest rates and quantitative easing as well as a potentially increasing tax environment and changes to the economy from implementation of the ACA. We believe these companies have a better chance of delivering value long-term to investors.

•	Strong cash flow and business models—We seek stable and proven businesses with strong cash flow that are able to adequately service their debt load. With an increase in interest rates, we believe financing will become more expensive and only companies with steady cash flow and business models will weather the storm. Businesses that have strong infrastructure, business models and processes will be better able to service their debt.

•	Stable and proven businesses—We seek companies that have a proven business model and strong strategic position within their industry. With the upheaval we believe will be evident in the next few years, we think growing a stable and proven business will be difficult enough. Trying to build out a new business model in a chaotic environment will be exponentially more difficult in our opinion and compensating for that level of risk will be difficult.

Potential Competitive Strengths

We believe the breadth, depth and experience of the Adviser’s senior management team, together with the extensive resources of Highland’s investment team, provides a significant advantage in sourcing, analyzing, monitoring and managing investment opportunities. The Adviser and its affiliates have a large back office operations team that has years of experience in settling and tracking bank loan investments. The Adviser and its affiliates also have a dedicated team that operates registered funds, works with third party service providers, interacts with portfolio managers to provide timely information and portfolio statistics, and has experience interacting with legal counsel, auditors, other third party service providers and the Board.

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

The Adviser and its affiliates have significant experience investing in the healthcare sector, across all sectors, all asset classes and in structured products. The Adviser and its affiliates’ investments have spanned the range from large capitalization companies that are publicly traded to small, privately held companies and to distressed companies that have been successfully turned around. We believe the Adviser and its affiliates’ expertise in underwriting credit across all sectors will give us an advantage in identifying and investing in the best middle-market companies in direct lending situations, syndicated loans and CLOs.

The Adviser and its affiliates’ credit platform has been through many credit cycles, and the Adviser and its affiliates remain a recognized leader in the credit space, winning numerous industry awards and recognition from peers. The Adviser and its affiliates have a proprietary credit underwriting process and maintains coverage of many public and non-public companies across all sectors. Investments are reviewed by the analyst team and approved by a credit committee that meets daily. The process includes on-going monitoring of all investments. Highland and its affiliates have a team of 13 investment professionals dedicated to the healthcare sector.

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

Once fully ramped, the size of our positions may range from $2 million to $25 million, primarily in debt securities of middle-market companies. We may selectively make investments in amounts larger than $25 million in some of our portfolio companies. Prior to raising sufficient capital, we may make smaller investments. We generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

We expect that deal flow and idea generation for investments will primarily originate from the Adviser and its affiliates’ existing and extensive network of informal and unconventional deal sources in the middle-market business community. Once potential investments have been identified, we, through our investment adviser, will conduct a rigorous due diligence process that draws from our investment adviser’s investment experience, industry expertise and network of contacts. Our investment adviser will then work with outside counsel to structure loans with strong creditor protections and contractual controls over borrower operations. Our investment adviser will work to obtain extensive operating and financial covenants, detailed reporting requirements, governance rights and board seats to protect our investment while allowing the borrower the necessary flexibility to successfully execute its business plan. We will actively monitor and manage our portfolio with regard to individual company performance as well as general market conditions. Investment decisions on new originations generally will include an analysis of the impact of the new loan on our broader portfolio, including a “top-down” assessment of portfolio structure and risk exposure.

Investments in Middle-Market Healthcare Companies

Our portfolio of middle-market investments will have a focus on companies in the healthcare sector as we believe there is a large and growing investment opportunity in this sector. Our belief is predicated on the growth of Americans 65 and older and upheaval we believe will result from implementation of the ACA and from the growing utilization of healthcare by the population. We believe that full implementation of the ACA will result in the largest restructuring of the healthcare industry since the passage of Medicare and Medicaid in the 1960s. The stated purpose of the ACA is to enable all U.S. citizens to access affordable healthcare. The legislation seeks to do this by increasing the reach of Medicare and Medicaid, by imposing minimum requirements and rules for insurance companies with regard to the coverage and to whom they must offer it, by mandating coverage by large private employers, and by setting up exchanges for individuals who do not have access through their employer. In the process, we believe the ACA will transform the way patients access medical care as well as modernize the infrastructure of healthcare delivery. We believe this implementation will create distinct “winners” and “losers.” As such, identifying and investing in the winners and avoiding the losers should be a key to succeeding in the healthcare sector.

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

As a large percentage of our investments are expected to be in the form of floating rate debt, we will be able to create a portfolio of middle-market companies that we believe will have an increasing income stream over time, particularly as interest rates increase above their historic lows. Also, as floating rate debt reduces the interest rate risk inherent in longer duration credit instruments, we can build a portfolio that has mostly credit risk, which we believe the Adviser and its affiliates have significant experience at assessing.

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

Investment Process Overview

Sourcing. We believe that identifying middle-market companies that represent attractive debt investment opportunities requires a different sourcing network than is required for investments in larger companies. Whereas larger companies typically hire an investment bank to help develop marketing materials and run a financing process involving a large number of potential lenders to ensure pricing is determined by the market, middle-market companies typically do not have the resources to hire large financial advisers or investment banks. While these lending opportunities are far less competitive, they are more difficult to source.

We expect that deal flow and idea generation for investments will primarily originate from the Adviser and its affiliates’ existing and extensive network of informal and unconventional deal sources in the middle-market business community. Built over 20 years, this deal sourcing network includes accountants, attorneys, bankers, brokers, insurance agents, consultants, private equity firms and financial advisers who have access to small-cap companies. Additionally, we have forged contacts specific to the healthcare and energy industry that includes all sub-sectors, as well as other sectors.

The contacts in the Adviser’s network generally operate outside of the established investment banking infrastructure and typically play a limited introductory role to companies and their management teams. In addition, the Adviser promotes a culture in which sourcing is considered a focus for all of its investment professionals.

Due Diligence. We believe it is critical to conduct extensive due diligence on investment targets, and in evaluating new investments. We, through our investment adviser, will conduct a rigorous due diligence process that draws from our investment adviser’s investment experience, industry expertise and network of contacts. Our investment adviser intends to conduct extensive due diligence and perform thorough credit analysis on each potential portfolio company investment. In conducting due diligence, we expect that our investment adviser will use publicly available information and private information provided by borrowers, their financial sponsors and their advisers. Our investment adviser expects to use its relationships with former and current management teams, consultants, competitors, bankers, private equity firms and investment bankers to gain further insights into businesses and industries, generally, and our potential portfolio companies, specifically.

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

Competition

Our primary competitors to provide financing to middle-market companies include public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. As the economic recovery continues, we expect that we may face enhanced competition in the future. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a business development company and that the Code will impose on us as a RIC. For additional information concerning the competitive risks we face, see “Risk Factors—Risks Relating to our Business and Structure—The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.”

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by our investment adviser. Our officers will be employees of the Adviser. Some of our executive officers described under “Management of the Company” are also officers of the Adviser. See “The Adviser and the Administrator—Administration Agreement.”

Regulation

We have filed an election to be treated as a business development company under the 1940 Act and to be treated as a RIC under Subchapter M of the Code and intend each year to qualify and be eligible to be treated as such. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

The Board may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of the Board, closely approximates the fair value of such securities.

The purchase price at which you purchase shares will be determined at each weekly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value (“NAV”) of our shares. If our NAV is 2.5% or more below our current net offering price, the Board will establish a new net offering price, which will not be more than 2.5% above the NAV. However, no such requirement applies in the event that our NAV decreases to an amount that is less than 2.5% below our current net offering price; as a result, you could pay a premium of up to approximately 2.5% for your shares of common stock under such circumstances.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations to the extent that we are permitted to engage in such hedging transactions without registering with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and each may be changed without stockholder approval.

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

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. When a business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. As our administrator, the Adviser has agreed to provide such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse the Adviser for the actual costs incurred in providing managerial assistance on our behalf, subject to the review and approval by the Board, including our independent directors.

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

Code of Ethics

We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is attached as an exhibit to the registration statement of which this prospectus is a part, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

•	Authorized Employees of the Adviser and Its Affiliates. It is our policy that only authorized employees of the Adviser and its affiliates with a legitimate business need for the information will have access to it.

•	Service Providers. We may disclose your personal information to companies that provide services on our behalf, such as record keeping, processing your trades, and mailing you information. These companies are required to protect your information and use it solely for the purpose for which they received it.

•	Courts and Government Officials. If required by law, we may disclose your personal information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by business development companies with affiliates to prohibit “joint” transactions among entities that share a common investment adviser. Although we are seeking such relief, the staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the investment adviser negotiates no term other than price and certain other conditions are met. The staff of the SEC has not granted such no-action relief to either us or the Adviser. Except in certain limited circumstances, we will be unable to invest in any issuer in which another account sponsored or managed by the Adviser has previously invested.

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

We and the Adviser will each be required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

We are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities.

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

Brokerage Allocation and Other Practices

Since we intend to generally acquire and dispose of our investments in privately negotiated transactions, we expect to infrequently use brokers in the normal course of our business. Subject to policies established by the Board, the Adviser will be primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. The Adviser does not execute transactions through any particular broker or dealer, but seeks to obtain the best net results for us, considering such factors as (i) price (including the applicable brokerage commission or dealer spread), (ii) size of the order, (iii) difficulty of execution, (iv) operational facilities of the firm, (v) promptness of execution and past history in executing orders, (vi) clearance and settlement capabilities, (vii) research capabilities, (viii) access to markets and distribution network, (ix) the firm’s risk and skill in positioning blocks of securities and (x) trade error rate and ability or willingness to correct errors. While the Adviser will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, the Adviser may select a broker based partly upon brokerage, research or other services provided to it and us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if the Adviser determines in good faith that such commission is reasonable in relation to the services provided.

Tax Matters

The following is a general summary of some of the important U.S. federal income tax considerations affecting us and our common shareholders that are “United States persons” within the meaning of the Code, and does not address any state, local, foreign or other tax consequences. It reflects provisions of the Code, existing Treasury regulations, and other applicable authority, as of the date of this prospectus. These authorities may be changed, possibly with retroactive effect, or subject to new legislative, administrative, or judicial interpretations. This summary does not purport to be a complete description of the U.S. federal income tax considerations applicable to our common shareholders. For example, except as otherwise specifically noted herein, we have not described certain tax considerations that may be relevant to certain types of holders subject to special treatment under the U.S. federal income tax laws, including shareholders subject to the U.S. federal alternative minimum tax, insurance companies, tax-exempt organizations, pension plans and trusts, RICs, dealers in securities, shareholders holding our shares through tax-advantaged accounts (such as 401(k) plans or individual retirement accounts), financial institutions, shareholders holding our shares as part of a hedge, straddle, or conversion transaction, entities that are not organized under the laws of the United States or a political subdivision thereof, and persons who are neither citizens nor residents of the United States. This summary assumes that investors hold our common shares as capital assets (within the meaning of the Code). Please consult your tax advisor about U.S. federal, state, local, foreign or other tax laws applicable to you, as the tax consequences to an investor in our common shares will depend on the facts of his, her or its particular situation.

Taxation of the Company

We have elected to be treated as a RIC under Subchapter M of the Code and intend each year to qualify and to be eligible to be treated as such.

In order to qualify for the special tax treatment accorded RICs and their shareholders, we must, among other things:

(i)	derive at least 90% of our gross income for each taxable year from: (a) dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, or other income (including but not limited to gains from options, futures and forward contracts) derived with respect to our business of investing in such stock, securities or foreign currencies; and (b) net income derived from interests in “qualified publicly traded partnerships”;

(ii)	diversify our holdings so that, at the end of each quarter of our taxable year, (a) at least 50% of the market value of our total assets consists of cash and cash items, U.S. government securities, the securities of other RICs and other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested, including through corporations in which we own a 20% or more voting stock interest, (x) in the securities (other than U.S. government securities and the securities of other RICs) of any one issuer or of two or more issuers that we control, as determined under applicable Code rules, and that are determined to be engaged in the same business or similar or related trades or businesses, or (y) in the securities of one or more “qualified publicly traded partnerships”; and

(iii)	distribute to our shareholders with respect to each taxable year at least 90% of the sum of our “investment company taxable income” (as that term is defined in the Code, without regard to the deduction for dividends paid—generally taxable ordinary income and the excess, if any, of net short-term capital gains over net long-term capital losses) and any net tax-exempt interest income (the excess of our gross tax-exempt interest over certain disallowed deductions), for such year, in a manner qualifying for the dividends paid deduction.

If we qualify as a RIC (i.e., satisfy the source of income and diversification requirements described in (i) and (ii) above) and satisfy the annual distribution requirement described in (iii) above, we will not be subject to U.S. federal income tax on income distributed in a timely manner to our shareholders in the form of dividends (including Capital Gain Dividends, as defined below). If we were not a “publicly offered” RIC within the meaning of Code Section 67(c)(2)(B) for any year, such status would potentially render distributions under our distribution reinvestment plan non-deductible, which would bear adversely on our ability to satisfy the foregoing distribution requirements to qualify as a RIC accorded special tax treatment for such year.

If, for any taxable year, we were to fail to meet the income, diversification or distribution tests described above, we could in some cases cure such failure, including by paying a corporate-level tax, paying interest, making additional distributions or disposing of certain assets. If we were ineligible to or otherwise did not cure any such failure for any year, or if we were otherwise to fail to qualify as a RIC accorded special tax treatment for such year, we would be subject to tax on our taxable income at corporate rates, and all distributions from earnings and profits, including any distributions of net long-term capital gains, would be taxable to shareholders as ordinary income. Some portions of such distributions might be eligible for the dividends-received deduction in the case of corporate shareholders and might be eligible to be treated as “qualified dividend income” and thus taxable at the lower long-term capital gain rate in the case of shareholders taxed at individual rates, provided, in both cases, the shareholder met certain holding period and other requirements in respect of our shares (as described below). In addition, we might be required to recognize unrealized gains, pay substantial taxes and interest and make substantial distributions before requalifying as a RIC.

We intend to distribute at least annually to our shareholders all or substantially all of our investment company taxable income (computed without regard to the dividends-paid deduction) and, in general, our net capital gain. Any investment company taxable income we retain will be subject to a corporate-level tax at regular corporate rates. We may also retain for investment our net capital gain. If we retain any net capital gain, it will be subject to corporate-level tax at regular corporate rates on the amount retained, but we may designate the retained amount as undistributed capital gains in a timely notice to our shareholders who would then, in turn, be (i) required to include in income for U.S. federal income tax purposes, as long-term capital gain, their shares of such undistributed amount, and (ii) entitled to credit their proportionate shares of the tax we paid on such undistributed amount against their U.S. federal income tax liabilities, if any, and to claim refunds on a properly-filed U.S. tax return to the extent the credit exceeds such liabilities. If we make this designation, for U.S. federal income tax purposes, the tax basis of shares owned by one of our shareholders would be increased by an amount equal under current law to the difference between the amount of undistributed capital gains included in the shareholder’s gross income under clause (i) of the preceding sentence and the tax deemed paid by the shareholder under clause (ii) of the preceding sentence. We are not required to, and there can be no assurance we will, make this designation if we retain all or a portion of our net capital gain in a taxable year.

In determining its net capital gain, including in connection with determining the amount available to support a Capital Gain Dividend, its taxable income, and its earnings and profits, a RIC generally may elect to treat part or all of any post-October capital loss (defined as any net capital loss attributable to the portion of the taxable year after October 31 or, if there is no such loss, the net long-term capital loss or net short-term capital loss attributable to such portion of the taxable year) or late-year ordinary loss (generally, the sum of its net ordinary loss from the sale, exchange or other taxable disposition of property, attributable to the portion of the taxable year after October 31, as if incurred in the succeeding taxable year.

If in a calendar year we fail to distribute at least an amount equal to the sum of 98% of our ordinary income for such year and 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of such year (unless an election is made to use our fiscal year), plus any such undistributed income from the prior year, we will be subject to a nondeductible 4% excise tax on the undistributed amounts. For purposes of the required excise tax distribution, a RIC’s ordinary gains and losses from the sale, exchange or other taxable disposition of property that would otherwise be taken into account after October 31 of a calendar year generally (unless an election is made to use our fiscal year) are treated as arising on January 1 of the following calendar year. Also, for these purposes, we will be treated as having distributed any amount on which we have been subject to corporate income tax in the taxable year ending with the calendar year. We reserve the right to pay the excise tax when circumstances warrant.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the diversification test described above. If we dispose of assets in order to meet the distribution test described above or to avoid the excise tax on undistributed amounts, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

We are not permitted to deduct capital losses in excess of capital gains (“net capital losses”) against our net investment income. Instead, potentially subject to certain limitations, we may carry net capital losses from any taxable year forward to subsequent taxable years to offset capital gains, if any, realized during such subsequent taxable year. Capital loss carryforwards are reduced to the extent they offset current-year net realized capital gains, whether we retain or distribute such gains. Net capital losses will be carried forward to one or more subsequent taxable years without expiration to offset capital gains realized during such subsequent taxable years; any such carryforward losses will retain their character as short-term or long-term.

Our ability to use net capital losses may be limited following the occurrence of certain (i) acquisitive reorganizations and (ii) shifts in the ownership of our shares by a shareholder owning or treated as owning 5% or more of our shares (each, an “ownership change”). The Code may similarly limit our ability to use any of our other capital losses, or ordinary losses, that have accrued but have not been recognized (i.e., “built-in” losses) at the time of an ownership change to the extent they are realized within the five-year period following the ownership change.

Distributions to Shareholders

Distributions not in excess of our current and accumulated earnings and profits are taxable to shareholders even if we paid them from income or gains we earned before a shareholder invested in our shares (and such income and gains thus were included in the price the shareholder paid for its shares). Such distributions are taxable whether shareholders receive them in cash or reinvest them in additional shares through our distribution reinvestment plan. A shareholder who reinvests such distributions in shares through our distribution reinvestment plan will be treated as having received a dividend equal to either (i) if new common shares are issued to the shareholder, generally, the fair market value of the new shares issued to the shareholder, or (ii) if the common shares are purchased on the open market on the shareholder’s behalf, the amount of cash allocated to the shareholder for the purchase of such shares.

Dividends and other distributions we pay are generally treated under the Code as received by shareholders at the time the dividend or distribution is made. However, a dividend paid to shareholders in January of a year generally is deemed to have been paid by us on December 31 of the preceding year, if the dividend was declared and payable to shareholders of record on a date in October, November or December of that preceding year.

The price of common shares purchased at any time may reflect the amount of a forthcoming distribution. If you purchase common shares just prior to a distribution, you will receive a distribution that will be taxable to you even though it represents in part a return of your invested capital.

Your broker or other intermediary will send you information after the end of each year setting forth the amount and tax status of any dividends or other distributions we pay to you.

For U.S. federal income tax purposes, distributions of investment income are generally taxable as ordinary income. Taxes on distributions of capital gains are determined by how long we have owned or are treated as having owned the investments that generated them, rather than how long a shareholder has owned his or her shares. In general, we will recognize long-term capital gain or loss on investments we have owned (or are deemed to have owned) for more than one year, and short-term capital gain or loss on investments we have owned (or are deemed to have owned) for one year or less. Distributions of net capital gain (that is, the excess of net long-term capital gain over net short-term capital loss, in each case determined with reference to any loss carryforwards) that we properly report as capital gain dividends (“Capital Gain Dividends”) will generally be taxable to shareholders as long-term capital gains. Distributions from capital gains are generally made after applying any available capital loss carryovers. Distributions of net short-term capital gain (that is, the excess of net short-term capital gain over net long-term capital loss) will generally be taxable to shareholders receiving such distributions as ordinary income. Distributions of investment income we report as derived from “qualified dividend income” will be taxed in the hands of individuals at the rates applicable to long-term capital gain, provided holding period and other requirements are met at both the shareholder and corporate level. We do not expect a significant portion of our distributions to be derived from qualified dividend income.

In order for some portion of the dividends received by one of our shareholders to be qualified dividend income, we must meet holding period and other requirements with respect to some portion of the dividend-paying stocks in our portfolio and the shareholder must meet holding period and other requirements with respect to our shares. In general, a dividend will not be treated as qualified dividend income (at either the corporate or shareholder level) (1) if the dividend is received with respect to any share of stock held for fewer than 61 days during the 121-day period beginning on the date which is 60 days before the date on which such share becomes ex-dividend with respect to such dividend (or, in the case of certain preferred stock, 91 days during the 181-day period beginning 90 days before such date), (2) to the extent that the recipient is under an obligation (whether pursuant to a short sale or otherwise) to make related payments with respect to positions in substantially similar or related property, (3) if the recipient elects to have the dividend income treated as investment income for purposes of the limitation on deductibility of investment interest, or (4) if the dividend is received from a foreign corporation that is (a) not eligible for the benefits of a comprehensive income tax treaty with the United States (with the exception of dividends paid on stock of such a foreign corporation readily tradable on an established securities market in the United States) or (b) treated as a passive foreign investment company.

In general, distributions of investment income we designate as derived from qualified dividend income will be treated as qualified dividend income by a shareholder taxed at individual rates, provided the shareholder meets the holding period and other requirements described in the paragraph immediately above with respect to our shares. We do not expect a significant portion of our distributions to constitute qualified dividend income.

In general, dividends of net investment income received by our corporate shareholders will qualify for the 70% dividends-received deduction generally available to corporations to the extent of the amount of eligible dividends we receive from domestic corporations for the taxable year. A dividend we receive will not be treated as a qualifying dividend (i) if it has been received with respect to any share of stock that we have held for less than 46 days (91 days in the case of certain preferred stock) during the 91-day period beginning on the date which is 45 days before the date on which such share becomes ex-dividend with respect to such dividend (during the 181-day period beginning 90 days before such date in the case of certain preferred stock) or (ii) to the extent that we are under an obligation (pursuant to a short sale or otherwise) to make related payments with respect to positions in substantially similar or related property. Moreover, the dividends-received deduction may be disallowed or reduced (i) if the corporate shareholder fails to satisfy the foregoing requirements with respect to our shares or (ii) by application of various provisions of the Code (for instance, the dividends-received deduction is reduced in the case of a dividend received on debt-financed portfolio stock (generally, stock acquired with borrowed funds)). We do not expect a significant portion of our distributions to be eligible for this corporate dividends-received deduction.

Any distribution of income that is attributable to (i) income we receive in lieu of dividends with respect to securities on loan pursuant to a securities lending transaction or (ii) dividend income we receive on securities we temporarily purchased from a counterparty pursuant to a repurchase agreement under which for U.S. federal income tax purposes we are treated as a lender, such distribution will not constitute qualified dividend income to individual shareholders and will not be eligible for the dividends-received deduction for corporate shareholders.

The Code generally imposes a 3.8% Medicare contribution tax on the “net investment income” of certain individuals, estates and trusts to the extent their income exceeds certain amounts. Net investment income generally includes for this purpose dividends we pay, including any capital gain dividends and net capital gains recognized on the sale or exchange of our shares. Shareholders are advised to consult their tax advisors regarding the possible implications of this additional tax on their investment with us.

Return of Capital Distributions

If, for any taxable year, our total distributions exceed both current and accumulated earnings and profits, the excess will generally be treated as a tax-free return of capital up to the amount of your tax basis in our shares. The amount treated as a tax-free return of capital will reduce your tax basis in our shares, thereby increasing your potential gain or reducing your potential loss on the subsequent sale of our shares. Any amounts distributed to you in excess of your tax basis in our shares will be taxable to you as capital gain.

Distributions we pay with respect to our shares are generally subject to U.S. federal income tax as described herein to the extent they do not exceed our realized income and gains, even though such dividends and distributions may economically represent a return of a particular shareholder’s investment. Such distributions are likely to occur in respect of shares purchased at a time when our net asset value reflects either unrealized gains, or realized but undistributed income or gains, that were therefore included in the price the shareholder paid. Such distributions may reduce the value of our shares below the shareholder’s cost basis in those shares. As described above, we are required to distribute realized income and gains regardless of whether our net asset value also reflects unrealized losses.

Tax Implications of Certain Investments

Some debt obligations with a fixed maturity date of more than one year from the date of issuance that we acquire in the secondary market may be treated as having “market discount.” Very generally, market discount is the excess of the stated redemption price of a debt obligation (or in the case of an obligation issued with OID (as defined below), its “revised issue price”) over the purchase price of such obligation. Generally, any gain recognized on the disposition of, and any partial payment of principal on, a debt obligation having market discount is treated as ordinary income to the extent the gain, or principal payment, does not exceed the “accrued market discount” on such debt obligation. Alternatively, a holder may elect to accrue market discount currently. As of the date of this prospectus, we have made this election, and therefore we are required to include currently any accrued market discount on such debt obligations in our taxable income (as ordinary income) and thus distribute it over the terms of the obligations, even though payment of those amounts is not received until a later time, upon partial or full repayment or disposition of the applicable debt obligations. We reserve the right to revoke this election at any time pursuant to applicable IRS procedures. The rate at which market discount accrues, and thus is included in our income, will depend upon which of the permitted accrual methods we elect.

In addition, some debt obligations with a fixed maturity date of more than one year from the date of issuance (and zero-coupon debt obligations with a fixed maturity date of more than one year from the date of issuance) that we originate or acquire will be treated as debt obligations that are issued originally at a discount. Generally, the amount of the original issue discount (“OID”) is treated as interest income and is included in taxable income (and we are required to distribute it) over the term of the debt obligation, even though payment of that amount is not received until a later time, upon partial or full repayment or disposition of the debt obligation. In addition, PIK securities we originate or acquire will give rise to income which is required to be distributed and is taxable even though we receive no interest payment in cash on the security during the year in which the income was accrued.

Some debt obligations with a fixed maturity date of one year or less from the date of issuance that we originate or acquire may be treated as having OID or, in certain cases, “acquisition discount” (very generally, the excess of the stated redemption price over the purchase price). Generally, we will be required to include the OID or acquisition discount in income (as ordinary income) over the term of the debt obligation and thus distribute it over the term of the debt obligation, even though payment of that amount is not received until a later time, upon partial or full repayment or disposition of the debt obligation. The rate at which OID or acquisition discount accrues, and thus is included in our income, will depend upon which of the permitted accrual methods we elect.

Some preferred securities may include provisions that permit the issuer, at its discretion, to defer the payment of distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring the payment of its distributions, we may be required to report income for U.S. federal income tax purposes to the extent of any such deferred distribution even though we have not yet actually received the cash distribution.

As a result of holding the foregoing kinds of obligations, we may be required to pay out as an income distribution each year an amount which is greater than the total amount of cash interest (or dividends in the case of preferred securities) we actually received. Such distributions may be made from, among other things, our cash assets or cash generated from our liquidation of portfolio securities. We may realize gains or losses from such liquidations. In the event we realize net long-term or short-term capital gains from such transactions, our shareholders may receive a larger capital gain or ordinary dividend, respectively, than they would in the absence of such transactions.

Investments in distressed debt obligations that are at risk of or in default present special tax issues. Tax rules are not entirely clear about issues such as whether and to what extent we should recognize market discount on these debt obligations, when we may cease to accrue interest, OID or market discount; when and to what extent we may take deductions for bad debts or worthless securities; and how we should allocate payments received on obligations in default between principal and income. We will address these and other related issues when, as and if we invest in such securities, in order to seek to ensure that we distribute sufficient income to preserve our eligibility for treatment as a RIC and do not become subject to U.S. federal income or excise tax.

A portion of the OID accrued on certain high-yield discount obligations we own may not be deductible to the issuer and will instead be treated as a dividend paid by the issuer for purposes of the dividends-received deduction. In such cases, if the issuer of the obligation is a domestic corporation, dividend payments we make may be eligible for the dividends-received deduction to the extent of the deemed dividend portion of such OID.

Our transactions in foreign currencies, foreign currency-denominated debt obligations and certain foreign currency options, futures contracts and forward contracts (and similar instruments) may give rise to ordinary income or loss to the extent such income or loss results from fluctuations in the value of the foreign currency concerned. Such ordinary income treatment may accelerate our distributions to shareholders and increase the distributions taxed to shareholders as ordinary income. We cannot carry forward any net ordinary losses so created to offset income or gains earned in subsequent years.

Special tax rules may change the treatment of gains and losses we recognize when we make certain investments outside the United States. The application of these special rules may accelerate or increase our recognition of ordinary income or loss, and affect the timing, amount and/or character of our distributions. In addition, dividend, interest, capital gains and other income we receive from investments outside the United States may be subject to withholding and other taxes imposed by foreign countries. Tax treaties between the United States and other countries may reduce or eliminate such taxes. We do not expect that we will be eligible to elect to treat any foreign taxes we pay as paid by our shareholders, and therefore shareholders will not be entitled to claim a credit or deduction for such taxes on their own tax returns. Foreign taxes we pay or are withheld from us will reduce the return from our underlying investments.

Some of our investments outside the United States, including our CLO investments, may be treated as investments in passive foreign investment companies (“PFICs”), as defined below, and could subject us to U.S. federal income tax (including interest charges) on distributions received from a PFIC or on proceeds received from the disposition of shares in a PFIC, which tax cannot be eliminated by making distributions to our shareholders. However, we may elect to avoid the imposition of that tax. For example, we may elect to treat a PFIC as a “qualified electing fund” (“QEF”) (i.e., make a “QEF election”), in which case we will be required to include our share of the PFIC’s income and net capital gain annually, regardless of whether it receives any distribution from the PFIC. Alternatively, we may elect to mark the gains (and to a limited extent the losses) in such holdings “to the market” as though we had sold (and, solely for purposes of this mark-to-market election, repurchased) our holdings in those PFICs on the last day of our taxable year. Such gains and losses are treated as ordinary income and loss. The QEF and mark-to-market elections may have the effect of accelerating the recognition of income (without the receipt of cash) and increasing the amount required to be distributed for us to avoid taxation. Making either of these elections therefore may require us to liquidate other investments (including when it is not advantageous to do so) to meet our distribution requirement, which also may accelerate the recognition of gain and affect our total return. Dividends paid by PFICs will not be eligible to be treated as qualified dividend income. In addition, whether a foreign corporation is a PFIC is not always entirely clear. Therefore, there is a risk, for example, that we may not realize that a foreign corporation in which we invest is a PFIC for U.S. federal tax purposes and thus we may fail to timely make a QEF or mark-to-market election in respect of that corporation, in which event we could be subject to the U.S. federal income taxes and interest charges described above.

A PFIC is any foreign corporation in which (i) 75% or more of the gross income for the taxable year is passive income, or (ii) the average percentage of the assets (generally by value, but by adjusted tax basis in certain cases) that produce, or are held for the production of, passive income is at least 50%. Generally, passive income for this purpose means dividends, interest (including income equivalent to interest), royalties, rents, annuities, the excess of gains over losses from certain property transactions and commodities transactions, income from certain notional principal contracts, and foreign currency gains. Passive income for this purpose does not include rents and royalties received by the foreign corporation from active business and certain income received from related persons.

If we own (directly or indirectly) 10% or more of the total combined voting power of all classes of stock of a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments and certain debt tranche investments in a CLO treated as CFC), we are a “U.S. Shareholder” for purposes of the CFC provisions of the Code. A CFC is a foreign corporation that, on any day of its taxable year, is owned (directly, indirectly, or constructively) more than 50% (measured by voting power or value) by U.S. Shareholders. A U.S. Shareholder is required to include in gross income for U.S. federal income tax purposes for each taxable year of the U.S. Shareholder its pro rata share of its CFC’s “subpart F income” for the CFC’s taxable year ending within the U.S. Shareholder’s taxable year whether or not such income is actually distributed by the CFC, provided that the foreign corporation has been a CFC for at least 30 uninterrupted days in its taxable year. Subpart F income generally includes interest, OID, dividends, net gains from the disposition of stocks or securities, net gains from transactions (including futures, forward, and similar transactions) in commodities, receipts with respect to securities loans, and net payments received with respect to equity swaps and similar derivatives. Subpart F income is treated as ordinary income, regardless of the character of the CFC’s underlying income. To the extent we invest in CFCs, if any, and recognize subpart F income in excess of actual cash distributions from such CFCs, if any, we may be required to sell assets (including when it is not advantageous to do so) to generate the cash necessary to distribute as dividends to our shareholders all of our income and gains and therefore to eliminate any corporate-level tax liability.

We may make certain investments through one or more wholly-owned entities treated as corporations for U.S. federal income tax purposes. Such corporations may be required to pay U.S. federal, state and local corporate income or other tax on their earnings, which ultimately will reduce the return on our underlying investments.

Income we realize from or the proceeds of dispositions of our non-U.S. investments may be subject to non-U.S. withholding or other taxes. We may otherwise be subject to non-U.S. taxation on repatriation proceeds generated from those investments or to other transaction-based non-U.S. taxes on those investments. Those withholding taxes or other taxes as well as any U.S. withholding taxes applicable to our investments, including in respect of investments in our wholly-owned subsidiaries, if any, will reduce the return on our investments.

Our derivative transactions, as well as any of our other hedging, short sale or similar transactions, may be subject to one or more special tax rules (including, for instance, notional principal contract, mark-to-market, constructive sale, straddle, wash sale and short-sale rules). These rules may affect whether gains and losses we recognize are treated as ordinary or capital and/or as short-term or long-term, accelerate our recognition of income or gains, defer losses, and cause adjustments in the holding periods of our securities. The rules could therefore affect the amount, timing and/or character of our distributions to shareholders.

Because the tax rules applicable to derivative financial instruments are in some cases uncertain under current law, an adverse determination or future guidance by the IRS with respect to these rules (which determination or guidance could be retroactive) may affect whether we have made sufficient distributions, and otherwise satisfied the relevant requirements, to maintain our qualification as a RIC and avoid a corporate-level tax.

Certain of our derivative transactions and investments in foreign currency-denominated instruments, and any of our transactions in foreign currencies and hedging activities, are likely to produce a difference between our book income and the sum of our taxable income and net tax-exempt income (if any). If such a difference arises, and our book income is less than the sum of our taxable income and net tax-exempt income (if any), we could be required to make distributions exceeding book income to qualify as a RIC that is accorded special tax treatment and to avoid a corporate-level tax. In the alternative, if our book income exceeds the sum of our taxable income and net tax-exempt income (if any), the distribution (if any) of such excess generally will be treated as (i) a dividend to the extent of our remaining earnings and profits (including earnings and profits arising from any tax-exempt income), (ii) thereafter, as a return of capital to the extent of the recipient’s basis in its shares, and (iii) thereafter, as gain from the sale or exchange of a capital asset.

Pursuant to a notice issued by the IRS and Treasury Regulations that have yet to be issued but may apply retroactively, a portion of our income (including income allocated from certain pass-through entities) that is attributable to a residual interest in a real estate mortgage investment conduit or taxable mortgage pool (referred to in the Code as an “excess inclusion”) will be subject to U.S. federal income tax in all events. This notice also provides, and the regulations are expected to provide, that excess inclusion income of a RIC will be allocated to shareholders of the RIC in proportion to the dividends received by such shareholders, with the same consequences as if the shareholders held the related interest directly. As a result, to the extent we invest in any such interests, it may not be a suitable investment for certain tax-exempt shareholders. Although we do not expect to make investments that generate or pass- through excess inclusion income in the manner described above, we may make such investments, and may need to make certain elections set forth in the IRS notice governing such matters.

In general, excess inclusion income allocated to shareholders (i) cannot be offset by net operating losses (subject to a limited exception for certain thrift institutions), (ii) will constitute unrelated business taxable income (“UBTI”) to entities (including a qualified pension plan, an individual retirement account, a 401(k) plan, a Keogh plan or other tax-exempt entity) subject to tax on UBTI, thereby potentially requiring such an entity that is allocated excess inclusion income, and otherwise might not be required to file a U.S. federal income tax return, to file such a tax return and pay tax on such income, and (iii) in the case of a non-U.S. shareholder, will not qualify for any reduction in U.S. federal withholding tax. A shareholder will be subject to U.S. federal income tax on such inclusions notwithstanding any exemption from such income tax otherwise available under the Code.

Our ability to pursue our investment strategy, including a strategy focused on investments in CLOs, certain debt instruments and the generation of fee income, may be limited by our intention to qualify as a RIC and our strategy may bear adversely on our ability to so qualify.

Backup Withholding

Your broker or other intermediary may be required to withhold, for U.S. federal backup withholding tax purposes, at a rate of 28%, a portion of the dividends, distributions and redemption proceeds payable to a non-corporate shareholder who fails to provide the broker or other intermediary with the shareholder’s correct taxpayer identification number (in the case of an individual, generally, such individual’s social security number) or to make the required certification, or who has been notified by the IRS that such shareholder is subject to backup withholding. Certain shareholders are exempt from backup withholding. Backup withholding is not an additional tax and any amount withheld may be refunded or credited against your U.S. federal income tax liability, if any, provided that you furnish the required information to the IRS.

Sale or Exchange of Our Shares

If you sell or otherwise dispose of our common shares, you will generally recognize a gain or loss in an amount equal to the difference between your tax basis in such shares and the amount you receive in exchange for such shares. Any such gain or loss generally will be long-term capital gain or loss if you have held (or are treated as having held) such shares for more than one year at the time of sale. All or a portion of any loss you realize on a taxable sale or exchange of your shares will be disallowed if you acquire other shares from us (whether through the automatic reinvestment of dividends or otherwise) within a 61-day period beginning 30 days before and ending 30 days after your sale or exchange of our shares. In such case, the basis of the shares acquired will be adjusted to reflect the disallowed loss. In addition, any loss realized upon a taxable sale or exchange of our shares held (or deemed held) by you for six months or less will be treated as long-term, rather than short-term, to the extent of any capital gain dividends received (or deemed received) by you with respect to those shares.

You may be entitled to offset your Capital Gain Dividends with capital loss. The Code contains a number of statutory provisions affecting the circumstances under which capital loss may be offset against capital gain and limiting the use of loss from certain investments and activities. Accordingly, if you have capital losses we urge you to consult your tax advisor.

Upon the sale or exchange of our common shares, your broker or other intermediary generally will be required to provide you and the IRS with cost basis and certain other related tax information about the shares you sold or exchanged. This cost basis reporting requirement is effective for shares purchased, including through dividend reinvestment. Please consult your broker or other intermediary for more information regarding available methods for cost basis reporting and how to select a particular method. Please consult your tax advisor to determine which available cost basis method is best for you.

When we make a tender offer for our shares (as described in “Share Repurchase Program”) and you tender all common shares you hold, or are considered to be holding, and you do not hold (directly or by attribution) any other units of our shares (namely, preferred shares), you will be treated as having sold your shares and generally will realize a capital gain or loss. If you tender fewer than all of your common shares or continue to hold (directly or by attribution) other units of our shares (preferred shares), there is some risk that you may be treated as having received a taxable distribution. Dividend treatment of a tender would affect the amount and character of income that we are required to distribute for the year in which the redemption occurred. It is possible that such a dividend would qualify as “qualified dividend income”; otherwise, it would be taxable as ordinary income. To the extent we recognize net gains on the liquidation of portfolio securities to meet such tenders, we will be required to make additional distributions to our common shareholders.

Non-U.S. Shareholders

Distributions we pay to shareholders that are not “U.S. persons” within the meaning of the Code (“foreign shareholders”) and that we properly report as (1) Capital Gain Dividends, (2) interest-related dividends, and (3) short-term capital gain dividends, each as defined below and subject to certain conditions described below, generally are not subject to withholding of U.S. federal income tax.

The exception to withholding for “interest-related dividends” generally applies with respect to distributions from U.S. source interest income of types similar to those not subject to U.S. federal income tax if earned directly by an individual foreign shareholder, to the extent such distributions are properly reported as such by us in a written notice to shareholders but does not apply to distributions to a foreign shareholder (A) that has not provided a satisfactory statement that the beneficial owner is not a U.S. person, (B) to the extent that the dividend is attributable to certain interest on an obligation if the foreign shareholder is the issuer or is a 10% shareholder of the issuer, (C) that is within certain foreign countries that have inadequate information exchange with the United States, or (D) to the extent the dividend is attributable to interest paid by a person that is a related person of the foreign shareholder and the foreign shareholder is a controlled foreign corporation. The exception to withholding for “short-term capital gain dividends” applies to distributions of net short-term capital gains in excess of net long-term capital losses to the extent such distributions are properly reported as such by us in a written notice to shareholders, but does not apply to (A) distributions to an individual foreign shareholder who is present in the United States for a period or periods aggregating 183 days or more during the year of the distribution and (B) distributions subject to special rules regarding the disposition of U.S. real property interests. We are permitted to report such part of our dividends as interest-related and/or short-term capital gain dividends as are eligible, but are not required to do so. In the case of shares held through an intermediary, the intermediary may withhold even if we report all or a portion of a payment as an interest-related or short-term capital gain dividend to shareholders.

Foreign shareholders should contact their intermediaries regarding the application of these rules to their accounts.

Distributions to foreign shareholders other than Capital Gain Dividends, interest-related dividends, and short-term capital gain dividends (e.g., dividends attributable to dividend and foreign-source interest income or to short-term capital gains or U.S. source interest income to which the exception from withholding described above does not apply) are generally subject to withholding of U.S. federal income tax at a rate of 30% (or lower applicable treaty rate).

A foreign shareholder is not, in general, subject to U.S. federal income tax on gains (and is not allowed a deduction for losses) realized on the sale of our shares or on Capital Gain Dividends unless (i) such gain or dividend is effectively connected with the conduct of a trade or business carried on by such holder within the United States, (ii) in the case of an individual holder, the holder is present in the United States for a period or periods aggregating 183 days or more during the year of the sale or the receipt of the Capital Gain Dividend and certain other conditions are met, or (iii) certain special rules relating to gain attributable to the sale or exchange of U.S. real property interests apply to the foreign shareholder’s sale of our shares or to the Capital Gain Dividend the foreign person received.

Foreign shareholders with respect to whom income from us is effectively connected with a trade or business conducted by the foreign shareholder within the United States will in general be subject to U.S. federal income tax on the income derived from us at the graduated rates applicable to U.S. citizens, residents or domestic corporations, whether such income is received in cash or reinvested in additional units of our shares and, in the case of a foreign corporation, may also be subject to a branch profits tax. If a foreign shareholder is eligible for the benefits of a tax treaty, any effectively connected income or gain will generally be subject to U.S. federal income tax on a net basis only if it is also attributable to a permanent establishment maintained by the shareholder in the United States. More generally, foreign shareholders who are residents of a country with an income tax treaty with the United States may obtain different tax results than those described herein, and are urged to consult their tax advisors.

In order to have qualified for any exemption from withholding described above (to the extent applicable) or for lower withholding tax rates under income tax treaties, or to establish an exemption from backup withholding, a foreign shareholder must have complied with applicable certification and filing requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN or substitute form). Foreign shareholders should contact their tax advisors in this regard.

Special rules (including withholding and reporting requirements) apply to foreign partnerships and those holding our shares through foreign partnerships. Additional considerations may apply to foreign trusts and estates. Investors holding our shares through foreign entities should consult their tax advisors.

A foreign shareholder may be subject to state and local tax and to the U.S. federal estate tax in addition to the U.S. federal tax on income referred to above.

Other Reporting and Withholding Requirements

Dividends (other than Capital Gain Dividends) paid to non-U.S. shareholders are generally subject to withholding of U.S. federal income tax at a rate of 30% (or lower applicable treaty rate). Sections 1471-1474 of the Code, and the U.S. Treasury Regulations and IRS guidance issued thereunder (collectively, “FATCA”), generally require us to obtain information sufficient to identify the status of each of our shareholders under FATCA or under an applicable intergovernmental agreement (an “IGA”). If a shareholder fails to provide this information or otherwise fails to comply with FATCA or an IGA, we or our agent may be required to withhold under FATCA 30% of the distributions, other than distributions properly reported as capital gain dividends, that we pay to that shareholder and, after December 31, 2016 (which date, under recent Treasury guidance, is expected to be delayed until after December 31, 2018). 30% of the gross proceeds of the sale, redemption or exchange of our shares and certain capital gain dividends we pay to that shareholder. If we make a payment that is subject to FATCA withholding, we, or our agent, are required to withhold even if the payment would otherwise be exempt from withholding under rules applicable to non-U.S. shareholders (e.g., Capital Gain Dividends). You are urged to consult your tax advisor regarding the applicability of FATCA and any other reporting requirements. In addition, foreign countries are considering, and may implement, laws similar in purpose and scope to FATCA.

The discussions set forth herein do not constitute tax advice, and you are urged to consult your own tax adviser to determine the specific U.S. federal, state, local and foreign tax consequences to you of investing with us.

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

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to certain other investment vehicles managed by the Adviser and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment. In addition, qualification for the special tax treatment accorded RICs and their shareholders requires satisfaction of source-of-income, asset diversification and distribution requirements. We and our investment adviser have little experience operating under the constraints applicable to BDCs, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. As a result, we cannot assure you that our investment adviser will be able to operate our business successfully under these constraints. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements for qualifying to be treated as a RIC, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

We depend upon key personnel of the Adviser and its affiliates.

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

An investment in our shares is not an investment in existing funds, accounts or other investment vehicles managed by the Adviser or its affiliates. Our performance, therefore, is distinct from the prior performance of such entities.

Our primary focus in making investments generally differs from that of existing investment funds, accounts or other investment vehicles that are or have been managed or sponsored by the Adviser or its affiliates. In addition, investors in our common stock are not acquiring an interest in any such investment funds, accounts or other investment vehicles that are or have been managed or sponsored by the Adviser or its affiliates. While we may consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed or sponsored by the Adviser or its affiliates, our ability to make such investments will be limited by the 1940 Act, including, potentially, requiring the prior approval of our independent directors and, in some cases, SEC exemptive relief. We can offer no assurance that we will obtain such approvals or exemptive relief or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by the Adviser or its affiliates, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

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

We have elected to be treated as a RIC and intend each year to qualify and to be eligible to be treated as such. If we fail to qualify for treatment as a RIC, we will, among other things, be subject to corporate-level income tax.

We have elected to be treated as a RIC under Subchapter M of the Code and intend each year to qualify and be eligible to be treated as such. In order to qualify for the special tax treatment accorded RICs and their shareholders, we must meet certain gross income, diversification and distribution requirements. A RIC generally is not subject to tax at the corporate level on income and gains from investments that are timely distributed to shareholders. Our ability to pursue our investment strategy, including a strategy focused on investments in CLOs, certain debt instruments and the generation of fee income, may be limited or adversely affected by our intention to qualify as a RIC and our strategy may bear adversely on our ability to so qualify. Our failure to qualify as a RIC would result in, among other things, corporate-level taxation, and consequently, a reduction in the value of an investment in our shares.

If we failed to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates and all of our distributions from earnings and profits (including from net long-term capital gains) would be taxable to stockholders as ordinary income. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends-received deduction with respect to such dividends, and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. To the extent such distributions exceed our current and accumulated earnings and profits, such excess distributions will be treated first as a return of capital to the extent of a stockholder’s tax basis in his or her shares, and then as a capital gain. Reducing a stockholder’s tax basis will have the effect of increasing his or her gain (or reducing loss) on a subsequent sale of shares. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

Our distributions may exceed our net investment income, particularly during any period before we have substantially invested the net proceeds from our public offering. As a result, portions of the distributions that we make may represent a return of capital to you for tax purposes, which will lower your tax basis in your shares and reduce the amount of funds we have available for investment in targeted assets.

A return of capital is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deduction of the fees and expenses payable in connection with the offering, including any fees payable to our investment adviser. Although a return of capital is not currently taxable, it will lower your tax basis in your shares, which may increase your gain or decrease your loss in connection with a sale of our shares.

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

Accordingly, in order to qualify for the special tax treatment accorded RICs and their shareholders, we may be required to distribute income accrued prior to the receipt of cash and thus we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements.

We may retain a portion of our earnings and be subject to excise tax on such earnings.

If we fail to distribute in a calendar year at least an amount equal to the sum of 98% of our ordinary income for such year and 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of such year (unless an election is made to use our fiscal year), plus any such undistributed income from the prior year, we will be subject to a nondeductible 4% excise tax on the undistributed amounts. We reserve the right to pay the excise tax when circumstances warrant.

Potential tax consequences if we were not a “publicly offered” RIC

If for any taxable year we were not a “publicly offered” RIC within the meaning of Code Section 67(c)(2)(B), certain of our direct and indirect expenses, including the management fee, the incentive fee and certain other advisory expenses, would be subject to special “pass-through” rules. Such rules would treat these expenses as additional dividends to certain of our direct or indirect shareholders (generally including individuals and entities that compute their taxable income in the same manner as an individual) and as deductible by those shareholders, subject to the 2% “floor” on miscellaneous itemized deductions and other significant limitations on itemized deductions set forth in the Code.

To qualify for the special tax treatment accorded to RICs and their shareholders, we must, among other things, distribute to our shareholders with respect to each taxable year at least 90% of the sum of our “investment company taxable income” (as that term is defined in the Code, without regard to the deduction for dividends paid—generally taxable ordinary income and the excess, if any, of net short-term capital gains over net long-term capital losses) and any net tax-exempt interest income (the excess of our gross tax-exempt interest over certain disallowed deductions), for such year, in a manner qualifying for the dividends paid deduction. If we were not a “publicly offered” RIC within the meaning of Code Section 67(c)(2)(B) for any taxable year, such status would potentially render distributions under our distribution reinvestment plan non-deductible, which would bear adversely on our ability to satisfy the distribution requirements to qualify as a RIC accorded special tax treatment for such year.

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

Additional Common Stock. The Board may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within 12 months prior to such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of the Board, closely approximates the fair value of such securities. We also may conduct rights offerings at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing additional common stock or senior securities convertible into, or exchangeable for, our common stock, the ownership percentage of our stockholders at that time would decrease, and our stockholders may experience dilution.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. We expect to incur leverage through a credit facility and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. On January 6, 2015, the Company entered into a senior, secured revolving credit facility with State Street, (the “Credit Facility”), as lender and agent. Under the Credit Facility, State Street has agreed to extend credit to the Company in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on the Company’s total outstanding debt. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments into which we may enter. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt at a time when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market conditions and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit on terms acceptable to us or at all.

On January 5, 2016, the Company amended the Credit Facility with State Street and extended the maturity to January 3, 2017. The amendment to the Credit Facility did not contain any other material changes to the original agreement which was entered into on January 6, 2015 other than increasing the commitment fee from 0.15% to 0.25% per annum on the daily unutilized portion of the $25,000,000 program amount.

In addition, the terms of the credit facility with State Street and any other indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to qualify for the special tax treatment accorded RICs and their shareholders under the Code. Furthermore, the terms of any credit facility and other indebtedness that we incur in the future may contain various covenants which, if not complied with, could accelerate repayment, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.

Assuming the utilization of leverage in the amount of 30% of the Company’s total assets and an annual interest rate of 1.50% payable on such leverage based on market rates as of December 31, 2015, the additional income that the Company must earn (net of expenses) in order to cover such leverage is 0.6% of net asset value (NAV). Actual costs of leverage may be higher or lower than that assumed in the example.

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

We may enter into reverse repurchase agreements. A repurchase agreement is an agreement by a bank or other financial institution to buy securities or another asset with a corresponding agreement that it will resell these same securities or assets to the same seller for an agreed-upon price on a certain day (often the next day). A reverse repurchase agreement is the same as a repurchase agreement, but from the perspective of the buyer rather than the seller. Under a reverse repurchase agreement, we will pledge our assets as collateral to secure a short- term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly release our collateral.

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

When interest rates increase, floating rate interest rate reset features on debt instruments may make it more difficult for borrowers to repay their loans, and separately, will make it easier for the Adviser to meet its income incentive fee threshold without any additional effort.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, particularly since our strategy includes investments in floating rate loans. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre- Incentive Fee Net Investment Income.

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

As a result of our arrangements with the Adviser, there may be times when our investment adviser has interests that differ from those of our stockholders, giving rise to a conflict of interest.

There are conflicts of interest related to the obligations of the Adviser or its affiliates to other clients.

The Adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those other entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, our investment adviser and its affiliates manage or sponsor other investment funds, accounts or other investment vehicles. Our investment objective may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, our investment adviser may face conflicts of interest in the allocation of investment opportunities among us and other investment funds, accounts or other investment vehicles advised by or affiliated with our investment adviser. Our investment adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. Where we are able to co- invest consistent with the requirements of the 1940 Act, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, the opportunity will be allocated in accordance with our investment adviser’s pre-transaction determination. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our investment adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient loan amounts were available. However, there can be no assurance that we will be able to participate in all suitable investment opportunities. Where we are unable to co-invest consistent with the requirements of the 1940 Act, our investment adviser’s allocation policy provides for investments to be allocated on a random or rotational basis to assure that all of its clients have fair and equitable access to such investment opportunities.

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

Under the incentive fee structure, our investment adviser may benefit when capital gains are recognized and, because our investment adviser determines when a holding is sold, our investment adviser controls the timing of the recognition of such capital gains. The Board is charged with protecting our interests by monitoring how our investment adviser addresses these and other conflicts of interest associated with its management services and compensation. While they are not expected to review or approve each investment or realization, our independent directors will periodically review our investment adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether such fees and our expenses (including those related to leverage) remain appropriate. As a result of this arrangement, our investment adviser or its affiliates may from time to time have interests that differ from those of our stockholders. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the incentive fee based on net capital gains. As a result, our investment adviser may seek to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The Investment Advisory Agreement and the Administration Agreement with the Adviser were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

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

We may, however, invest alongside the Adviser’s, and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also invest alongside our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of our investment adviser and its affiliates. Under this allocation policy, a calculation, based on the type of investment, will be applied to determine the amount of each opportunity to be allocated to us. This allocation policy will be periodically reviewed by our investment adviser and approved by our independent directors. We expect that these determinations will be made similarly for other accounts sponsored or managed by our investment adviser and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our investment adviser’s pre- transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our investment adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

The Adviser may be entitled to receive substantial compensation from us when we consummate a liquidity event, which could negatively impact our investment returns.

In the future, the Board will consider various types of transactions to provide liquidity to stockholders, including: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by the Board in which our stockholders will receive cash or securities of a listed company; and (3) a sale of all or substantially all of our assets for cash or other consideration. In the event that the Board approves a sale or merger of our company, it is likely that such a transaction would cause a termination of the Investment Advisory Agreement. Upon the termination of the Investment Advisory Agreement, we would be potentially required to make a one-time payment to the Adviser in an amount based upon the market value of its interest in us as of the date of termination. This potential obligation to make a substantial payment to the Adviser in the event of sale or merger of our company or sale of our assets may limit the amount that our stockholders will receive upon the consummation of a liquidity event and create a conflict of interest for those directors who are affiliated with the Adviser.

Because we expect to distribute substantially all of our ordinary income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms, or at all.

We will need capital to fund growth in our investment portfolio in addition to the net proceeds of this offering. We may issue debt or equity securities or borrow from financial institutions in order to obtain this additional capital. A reduction in the availability of new capital could limit our ability to grow. We will be required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to qualify for the special tax treatment accorded RICs and their shareholders. As a result, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund new investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

Many of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, the Board will determine the fair value of these securities in good faith as described elsewhere in this prospectus. In connection with that determination, investment professionals from our investment adviser will provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our investment adviser’s investment professionals in our valuation process, and the indirect pecuniary interest in our investment adviser by certain members of the Board, could result in a conflict of interest as the management fee paid to our investment adviser is based, in part, on our consolidated gross assets.

Many of our portfolio investments will be recorded at fair value as determined in good faith by the Board. As a result, there will be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Discussion of Operating Plans—Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are expected to be classified as Level 3 under ASC Topic 820, Fair Value Measurement. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments requires significant management judgment or estimation.

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

We adjust quarterly the valuation of our portfolio to reflect the Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as a net change in unrealized appreciation or depreciation.

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

The Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

The Board has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects of any such changes may adversely affect our business and impact our ability to make distributions and since our shares are not expected to be listed on a national securities exchange for the foreseeable future, stockholders will be limited in their ability to sell their shares in response to any changes in our investment objective, operating policies and strategies.

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

The General Corporation Law of the State of Delaware (“DGCL”), contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. The Board will adopt a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by the Board, including approval by a majority of our directors who are not “interested persons.” If the resolution exempting business combinations is repealed or the Board does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation classifying the Board in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing the Board to classify or reclassify shares of our unissued preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our certificate of incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders. In addition, if we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights, dividend and liquidation rights, and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock.

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

The Adviser has the right to resign under the Administration Agreement, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Adviser. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our operations may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

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

We intend to take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive. For example, while we are an emerging growth company, we will take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and the extended transition period available to emerging growth companies to comply with “new or revised accounting standards” until those standards are applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

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

Our business depends on the communications and information systems of the Adviser. In addition, certain of these systems are provided to the Adviser by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

The Board may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire the Adviser’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interest as a stockholder and could reduce the earnings per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to the Adviser under the Investment Advisory Agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are being paid by the Adviser or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute your investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to the Adviser, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Currently, individuals employed by the Adviser and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a standalone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from effectively managing our investments.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our election to be treated as and intention to qualify and be eligible to be treated as a RIC, however, has its own diversification requirement. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and certain contractual diversification requirements under a credit facility or other agreements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board under our valuation policy and process. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

The Adviser may effectuate short sales that subject us to unlimited loss potential.

The Adviser may enter into transactions in which it sells a security it does not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales for our account theoretically will involve unlimited loss potential since the market price of securities sold short may continuously increase. Under adverse market conditions, the Adviser might have difficulty purchasing securities to meet short sale delivery obligations and may have to cover short sales at suboptimal prices.

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

There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies by increasing their compliance and other costs of doing business, requiring significant systems enhancements, or rendering their products or services less profitable or obsolete. In particular, the Food and Drug Administration (“FDA”), has established regulations, guidelines and policies to govern the development and approval of pharmaceuticals and medical devices, as have foreign regulatory authorities, which affect some of our portfolio companies. Any change in regulatory requirements due to the adoption by the FDA and/or foreign regulatory authorities of new legislation, regulations, or policies may require some of our portfolio companies to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may significantly impact the cost, timing and completion of the clinical trials.

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

Certain tax consequences of our investments

There are various tax risks with respect to some of our investments, including but not limited to, the risks discussed below.

Some of our investments outside the United States, including our CLO investments, may be treated as investments in passive foreign investment companies (“PFICs”), as defined below, and could subject us to U.S. federal income tax (including interest charges) on distributions received from a PFIC or on proceeds received from the disposition of shares in a PFIC, which tax cannot be eliminated by making distributions to our shareholders. However, we may elect to avoid the imposition of that tax. For example, we may elect to treat a PFIC as a “qualified electing fund” (“QEF”) (i.e., make a “QEF election”), in which case we will be required to include our share of the PFIC’s income and net capital gain annually, regardless of whether it receives any distribution from the PFIC. Alternatively, we may elect to mark the gains (and to a limited extent the losses) in such holdings “to the market” as though we had sold (and, solely for purposes of this mark-to-market election, repurchased) our holdings in those PFICs on the last day of our taxable year. Such gains and losses are treated as ordinary income and loss. The QEF and mark-to-market elections may have the effect of accelerating the recognition of income (without the receipt of cash) and increasing the amount required to be distributed for us to avoid taxation. Making either of these elections therefore may require us to liquidate other investments (including when it is not advantageous to do so) to meet our distribution requirement, which also may accelerate the recognition of gain and affect our total return.

If we own (directly or indirectly) 10% or more of the total combined voting power of all classes of stock of a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments and certain debt tranche investments in a CLO treated as CFC), we are a “U.S. Shareholder” for purposes of the CFC provisions of the Code. A CFC is a foreign corporation that, on any day of its taxable year, is owned (directly, indirectly, or constructively) more than 50% (measured by voting power or value) by U.S. Shareholders. A U.S. Shareholder is required to include in gross income for U.S. federal income tax purposes for each taxable year of the U.S. Shareholder its pro rata share of its CFC’s “subpart F income” for the CFC’s taxable year ending within the U.S. Shareholder’s taxable year whether or not such income is actually distributed by the CFC, provided that the foreign corporation has been a CFC for at least 30 uninterrupted days in its taxable year. Subpart F income is treated as ordinary income, regardless of the character of the CFC’s underlying income. To the extent we invest in CFCs, if any, and recognize subpart F income in excess of actual cash distributions from such CFCs, if any, we may be required to sell assets (including when it is not advantageous to do so) to generate the cash necessary to distribute as dividends to our shareholders all of our income and gains and therefore to eliminate any corporate-level tax liability.

Investments in distressed debt obligations that are at risk of or in default present special tax issues. Tax rules are not entirely clear about issues such as whether and to what extent we should recognize market discount on these debt obligations, when we may cease to accrue interest, OID or market discount, when and to what extent we may take deductions for bad debts or worthless securities and how we should allocate payments received on obligations in default between principal and income. We will address these and other related issues when, as and if we invest in such securities, in order to seek to ensure that we distribute sufficient income to preserve our eligibility for treatment as a RIC and do not become subject to U.S. federal income or excise tax.

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

We will have the discretion to make any follow-on investments, subject to the availability of capital resources, the limitations of the 1940 Act, the requirements associated with qualifying for the special tax treatment accorded RICs and their shareholders and contractual requirements under a credit facility or otherwise. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our exposure to the portfolio company, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements, or our contractual requirements or the desire to qualify for the special tax treatment accorded RICs and their shareholders.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. A payment default on a loan to a portfolio company or a default leading to the acceleration of debt of a portfolio company could cause the loan to such portfolio company held by us to become, or to be deemed to be, a defaulted obligation under a credit facility. This, in turn, could result in a coverage test under a credit facility not being met and the diversion of distributions of assets to pay down debt under the credit facility rather than to make distributions. Such a portfolio company default could also lead to an event of default and acceleration under a credit facility and liquidation by the related lender of the assets securing the credit facility. Any such diversion of cash flow or any event of default could result in our being unable to make distributions to our stockholders in amounts sufficient to qualify for the special tax treatment accorded RICs and their shareholders, or at all, and could have a material adverse effect on our business, financial condition and results of operations.

Our investment adviser’s liability will be limited under the Investment Advisory Agreement, and we have agreed to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, our investment adviser will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of the Board in following or declining to follow our investment adviser’s advice or recommendations. Our investment adviser maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the Investment Advisory Agreement, our investment adviser, its officers, members, personnel, and any person controlling or controlled by our investment adviser will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting negligence or misconduct. In addition, we have agreed to indemnify our investment adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to negligence or misconduct. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

Risks Relating to this Continuous Offering

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if the Board determines to increase the offering price to comply with the requirement that we avoid selling shares below net asset value per share.

The purchase price at which you purchase shares will be determined at each weekly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our shares. As a result, in the event of an increase in our net asset value per share, your purchase price may be higher than the prior weekly closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior weekly closing price. See “Determination of Net Asset Value.”

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their shares of common stock if the Board does not decrease the offering price in the event of a decline to our net asset value per share.

The purchase price at which you purchase shares will be determined at each weekly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our shares. A decline in our net asset value per share to an amount more than 2.5% below our current net offering price creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. In the event that NAV per share decreases to more than 2.5% below our current net offering price, the Board will establish a new net offering price, which will not be more than 2.5% above the NAV. However, no such requirement applies in the event that our NAV decreases to an amount that is less than 2.5% below our current net offering price; as a result, you could pay a premium of up to approximately 2.5% for your shares of common stock under such circumstances.

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

Our shares are illiquid assets for which there is not expected to be any secondary market, nor is it expected that any will develop in the foreseeable future. We intend to seek to complete a liquidity event for our stockholders within five years following the completion of our offering stage. However, there can be no assurance that we will complete a liquidity event within such time or at all. A liquidity event could include: (1) a listing of our shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, or (3) a merger or another transaction approved by the Board in which our stockholders likely will receive cash or shares of a publicly traded company.

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

We intend to seek to complete a liquidity event for our stockholders within five years following the completion of our offering stage. We expect that the Board, in the exercise of the requisite standard of care applicable to directors under Delaware law, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) a listing of our shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by the Board in which our stockholders likely will receive cash or shares of a publicly traded company. However, there can be no assurance that we will complete a liquidity event within such time or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

Investors in this offering will suffer immediate dilution.

After giving effect to offering expenses of $0.09 per share, and taking into account the shares to be issued in the private placement, our net asset value per share is estimated to be approximately $8.19 per share compared to a price of $9.00 per share as of December 31, 2015 in this offering. Accordingly, investors purchasing shares in this offering will pay a price per share of common stock that exceeds the estimated net asset value per share of common stock by $0.81 and will indirectly bear offering expenses.

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

We intend to commence tender offers to allow you to tender your shares on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. The share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows:

•	we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of the Board, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares;

•	we will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter;

•	unless you tender all of your shares, you must tender at least 25% of the shares you have purchased and must maintain a minimum balance of $2,500 subsequent to submitting a portion of your shares for repurchase by us; and

•	to the extent that the number of shares tendered for repurchase exceeds the number of shares we are able to repurchase, we will repurchase shares on a pro rata basis, not on a first-come, first- served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. The Board may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we intend to adopt a share repurchase program, we will have discretion to not repurchase your shares, to suspend the plan and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

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

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Also, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Finally, if more stockholders receive cash dividends and other distributions rather than opt to participate in our distribution reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, qualification for the special tax treatment accorded RICs and their shareholders, compliance with applicable business development company regulations and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

We will have significant flexibility in investing the net proceeds of this offering. You will be unable to evaluate the manner in which the net proceeds of this offering will be invested or the economic merit of our expected investments and, as a result, we may use the net proceeds from an offering to invest in investments with which you may not agree. We intend to invest, under normal circumstances, at least 80% of our total assets in debt and equity of middle-market companies, with an emphasis on healthcare companies, syndicated floating rate debt of large public and non-public companies and mezzanine and equity tranches of CLOs. Additionally, we will not provide you with information on potential investments prior to our acquisition of such investments. In addition, we have flexibility under our investment policy to invest a significant portion of our assets in investments that are not debt or equity investments in middle-market companies. The failure of our management to apply net proceeds from this offering effectively or find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns and could cause a material adverse effect on you.

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

Before making investments, we will invest the net proceeds of our public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, and other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns that we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

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

Market Information

There is currently no secondary market for our common stock, and we do not expect that a secondary market for our shares will develop in the foreseeable future. No shares of our common stock have been authorized for issuance under any equity compensation plans.

We are offering our shares of common stock on a continuous basis at weekly closings at an initial offering price of $9.00 per share as of December 31, 2015. However, to the extent that our NAV increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees that is below our current NAV per share. In the event of a material decline in our NAV per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will also post the updated information on our website at www.NexPointCapital.com.

A decline in our net asset value per share to an amount more than 2.5% below our current net offering price creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. In the event that NAV per share decreases to more than 2.5% below our current net offering price, the Board will establish a new net offering price, which will not be more than 2.5% above the NAV. However, no such requirement applies in the event that our NAV decreases to an amount that is less than 2.5% below our current net offering price; as a result, you could pay a premium of up to approximately 2.5% for your shares of common stock under such circumstances.

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2015:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	200,000,000	—	2,779,381
Preferred Stock	25,000,000	—	—

As of December 31, 2015, we had 238 record holders of our common stock.

Share Repurchase Program

On a quarterly basis, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of the independent directors of the Board, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which the Company repurchases shares of common stock, it will conduct repurchases on the same date that it holds its first weekly closing for the sale of shares of common stock in its public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Board, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the

Company will limit the number of shares of common stock to be repurchased in any calendar year to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock at a price equal to 90% of the offering price in effect on each date of repurchase. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its continuous public offering. The Board may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

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

We will not be obligated to repurchase shares if more than 360 days have elapsed since the date of the death or Qualifying Disability of a stockholder. Further, the Board will have no obligation to repurchase shares if it would cause us to violate federal law or Delaware law. Moreover, the Board has the right to suspend or terminate this repurchase right to the extent that it determines it is in our best interest to do so. This repurchase right will terminate on the date that our shares are listed on a national securities exchange or are included for quotation in a national securities market. All shares to be repurchased must be (i) fully transferable and not be subject to any liens or other encumbrances and (ii) free from any restrictions on transfer. If we determine that a lien or other encumbrance or restriction exists against the shares requested to be repurchased, we will not repurchase any such shares.

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

If you tender all common shares you hold, or are considered to be holding, and you do not hold (directly or by attribution) any other units of our shares (namely, preferred shares), you will be treated as having sold your shares and generally will realize a capital gain or loss. If you tender fewer than all of your common shares or continue to hold (directly or by attribution) other units of our shares (preferred shares), you may be treated as having received a taxable dividend upon the tender of your common shares. In such a case, there is a risk that non-tendering shareholders whose interests in us increase as a result of such tender will be treated as having received a taxable distribution from us.

To the extent we recognize net gains on the liquidation of portfolio securities to meet such tenders, we will be required to make additional distributions to our common shareholders.

Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 8, 2014	652,174	$9.20	0
December 31, 2015	0	$—	0

Distributions

Subject to the Board’s discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly basis. We will then calculate each stockholder’s specific distribution amount for the period using record and declaration dates, and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of common stock at the discretion of the Board. We also intend to distribute any net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. For example, the Board may periodically declare share distributions in order to reduce our NAV per share if necessary to ensure that we do not sell shares at a price below NAV per share. Each year a statement on Form 1099-DIV, identifying the source of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is generally a nontaxable distribution), will be mailed to our stockholders. Our distributions may exceed our earnings and profits, especially during the period before we have invested substantially all of the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deduction of the fees and expenses payable in connection with the offering, including any fees payable to the Adviser. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

In order to qualify for the special tax treatment accorded RICs and their shareholders, we must, among other things, distribute to our stockholders for each taxable year at least 90% of our investment company taxable income, which is generally our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to reinvest their cash distributions in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in our distribution reinvestment plan. If you do not elect to participate in the plan, you will automatically receive any distributions we declare in cash. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash.

We intend to use newly issued shares to implement the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 92% of the price that the shares are sold in the offering at the closing conducted on the day of or immediately following the distribution date.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from the Adviser. We have not established limits on the amount of funds we may use from available source to make distributions.

On a quarterly basis, we will send information to all stockholders of record regarding distributions paid to our stockholders in such quarter.

For the year ended December 31, 2014 we did not pay any dividends.

Please see below for a table detailing the dividends paid for the year ended December 31, 2015:

Payable Date	Dividend/ Share	Total Dividend[1]	Dividends Reinvested
1/30/2015	$0.050	$69,054	$69,022
2/27/2015	0.058	100,082	100,044
3/31/2015	0.058	104,842	104,543
4/30/2015	0.058	108,525	107,595
5/29/2015	0.058	114,540	112,647
6/30/2015	0.058	117,215	115,203
7/31/2015	0.058	125,195	122,496
8/31/2015	0.058	128,773	124,959
9/30/2015	0.058	134,498	130,315
10/30/2015	0.058	141,377	134,845
11/30/2015	0.058	147,122	137,008
12/31/2015	0.058	155,396	139,260

Total	$0.746	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital.

Item 6.	Selected Financial Data

The following selected financial data for the period from January 1, 2015 to December 31, 2015 is derived from our financial statements, which have been audited by PricewaterhouseCoopers, LLP (“PwC”), our independent registered public accounting firm. The selected financial data for the period from September 2, 2014 (commencement of operations) to December 31, 2014 is derived from prior year financial statements, which were audited by another independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Period from January 1, 2015 to December 31, 2015	Period from September 2, 2014 (Commencement of Operations) to December 31, 2014
Statements of operations data:
Total investment income	$1,276,784	$148,826
Expenses
Total expenses	2,092,339	629,179
Expenses waived or reimbursed by the Advisor	(1,689,730)	(538,839)

Net expenses	402,609	90,340

Net investment income	874,175	58,486
Net realized gain (loss) on investments	(193,336)	4,986
Net change in unrealized appreciation (depreciation) on investments	(2,885,453)	(286,071)
Net increase from amounts committed by affiliates	1,403,000	—

Net decrease in net assets resulting from operations	$(801,614)	(222,599)

Distributions to stockholders:
Net investment income	$(1,183,859)	—
Return of capital	(262,760)	—

Total distributions to stockholders	(1,446,619)	—

Per share information—basic and diluted:
Net decrease in net assets resulting from operations(1)	$(0.39)	(0.18)

Balance sheet data:
Total assets	$34,023,433	17,458,869

Total net assets	$22,298,879	12,382,328

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	changes in healthcare technologies, finance and regulations adversely affecting our portfolio companies or financing model;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the impact of increased competition

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our use of financial leverage;

•	the ability of the Adviser, to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company, or RIC, and as a business development company, or BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

Overview

We were formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) with retroactive effect to the date we elected to be treated as a BDC. As a BDC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

Our investment activities are managed by the Adviser and supervised by the Board of which a majority of the members are independent of us.

Our investment objective is to generate high current income and long-term capital appreciation. We seek to achieve our objective by using the experience of the healthcare, credit and structured products teams of Highland, to source, evaluate and structure investments, identify attractive investment opportunities that are primarily debt investments that generate high income without creating undue risk for the portfolio, make equity investments where we believe there will be attractive risk-adjusted returns that compensate for the lack of current income, and make investments in debt and equity tranches of collateralized loan obligations, or CLOs, that deliver income and high relative value. We will focus on companies that are stable, have positive cash flow and the ability to grow their business model.

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

Public Offering

We are offering on a continuous basis up to $1.35 billion of our common stock, based on an offering price of $9.00 and a par value of $0.001 per share, pursuant to a registration statement on Form N-2 filed with the SEC under the Securities Act. The SEC declared our registration statement effective on September 30, 2015. We are also authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. However, we currently do not anticipate issuing any preferred stock.

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

On September 2, 2014, in connection with a private placement of shares of our common stock to the Adviser and its affiliates, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represented the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10,000,000.

As a result of the private placement to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the investment Advisory agreement, or the Investment Advisory Agreement, began to accrue. The company completed a private placement with the Adviser on October 8, 2014, for proceeds of approximately $6.0 million, which amount was used to repurchase common shares from an affiliate of the Adviser. On November 25, 2014, the Company issued an additional 271,739 shares to the Adviser for proceeds of approximately $2.5 million. On January 30, 2015, we issued 336,957 shares to the Adviser at $9.20 per share for proceeds of approximately $3.1 million. In aggregate through December 31, 2015, we have issued 1,854,669 shares, including reinvestments of dividends, to the Adviser for proceeds of approximately $17.0 million and issued 924,712 shares, including reinvestments of dividends, to unaffiliated investors for proceeds of approximately $8.0 million.

The Dealer Manager, an entity under common ownership with the Adviser, serves as the dealer manager of our continuous public offering. The shares are being offered on a “best efforts” basis, which means generally that the Dealer Manager is required to use only its best efforts to sell the shares and it has no firm commitment or obligation to purchase any of the shares. The Adviser and the Dealer Manager are related parties and will receive fees, distributions and other compensation for services related to our public offering and the management of our assets.

On December 18, 2015, in response to comments received from the SEC, the Company filed its second amended application with the SEC pursuant to Section 17(d) and Section 57(i) of the 1940 Act, and Rule 17d-1 thereunder, authorizing certain joint transactions that otherwise may be prohibited by Section 17(d) or Section 57(a)(4) of the 1940 Act or Rule 17d-1 thereunder (the “Co-Investments Application”). The Co-Investments Application is currently under review by the SEC staff and the Company expects to receive comments from the SEC staff no later than March 31, 2016.

On August 28, 2015, the Company filed its application with the SEC pursuant to Section 6(c) of the 1940 Act, granting exemptions from Sections 18(c), 18(i) and 61(a) of the 1940 Act and pursuant to Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 under the 1940 Act, to permit the Company to offer investors multiple classes of shares, interests or units, as the case may be, with varying sales loads and asset-based service and/or distribution fees (the “Multi-Class Application”). It is unclear when the Company will receive comments from the SEC Staff on the Multi-Class Application.

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

Expenses

We expect that our primary operating expenses will include the payment of fees to the Adviser under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. However, at this time our Adviser is waiving most fees. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” (as such term is used in the requirements with respect to the fee table set forth in Form N-2) for the fiscal year to 1.0% of the quarter-end value of our gross assets through September 30, 2016. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of Adviser and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. generally accepted accounting principles (“GAAP”); (ii) expenses incurred indirectly by us as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable by us to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business.

The Expense Limitation Agreement will automatically renew for one-year terms unless it is terminated by us or the Adviser upon 120 days’ written notice or upon termination of the Investment Advisory Agreement. Effective September 30, 2015, the Expense Limitation Agreement was renewed for an additional one-year term.

In the event that the Expense Limitation Agreement is terminated by either party, investors will likely bear higher expenses. Any fees waived or expenses reimbursed by the Adviser pursuant to the expense limitation agreement are subject to possible recoupment by the Adviser within three years from the date of the waiver or reimbursement. The recoupment by the Adviser will be limited to the amount of previously waived fees or reimbursed expenses and cannot cause our expenses to exceed any expense limitation in place at the time of recoupment or waiver.

The following table reflects the 2015 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Limitation	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2015	$1,440,686	$309,265	$1,131,421	$23,484	December 31, 2018
September 30, 2015	1,272,439	164,502	1,107,937	434,917	September 30, 2018
June 30, 2015	771,350	98,330	673,020	414,551	June 30, 2018
March 31, 2015	353,760	95,291	258,469	258,469	March 31, 2018

The following table reflects the 2014 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2014 and September 30, 2014, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Limitation	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2014	$463,303	$56,948	$406,355	$321,712	December 31, 2017
September 30, 2014	98,723	14,081	84,642	84,642	September 30, 2017

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the year ended December 31, 2015 and for the period from September 2, 2014 (Commencement of Operations) through December 31, 2014

During the year ended December 31, 2015, we made investments in portfolio companies and other investments totaling $31,595,564. During the same period, we sold or had principal repayments on investments for proceeds of $16,264,988. As of December 31, 2015, our investment portfolio, with a total fair value of $22,603,824, consisted of interests in 13 portfolio companies (calculated as a percentage of total investments: 3.5% in first lien senior secured loans, 60.0% in second lien senior secured loans, 29.3% in corporate bonds, 6.8% in asset-backed securities and 0.4% in common stock.) As of December 31, 2015, the investments in our portfolio were purchased at a weighted average price of 92.23% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.53% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

During the period from September 2, 2014 (commencement of operations) through December 31, 2014 we made investments in portfolio companies and other investments totaling $10,926,420. During the same period, we sold investments for proceeds of $340,260. As of December 31, 2014 our investment portfolio, with a total fair value of $10,306,950, consisted of interests in 11 portfolio companies (18% in first lien senior secured loans, 51% in second lien senior secured loans, 9% in corporate bonds, 4% in common stock and one sovereign foreign bond representing 18% of our investment portfolio at fair value.). As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 91.30% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.90% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the year ended December 31, 2015 and for the period from September 2, 2014 (Commencement of Operations) to December 31, 2014:

Net Investment Activity	For the Year Ended December 31, 2015	For the period from September 2, 2014 (Commencement of Operations) to December 31, 2014
Purchases	$31,595,564	$10,926,420
Sales and Redemptions	(16,214,988)	(340,260)

Net Portfolio Activity	$15,380,576	$10,586,160

	For the Year Ended December 31, 2015		For the period from September 2, 2014 (Commencement of Operations) to December 31, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$3,986,850	13%	$1,993,725	18%
Senior Secured Loans—Second Lien	17,099,076	54%	5,473,150	50%
Corporate Bonds—Senior Unsecured	7,089,145	22%	1,252,750	11%
Foreign Sovereign Bonds—Senior Unsecured	0	0%	1,750,795	16%
Asset-Backed Securities	1,267,453	4%	456,000	4%
Purchased Call Options	1,198,047	4%	0	0%
Equities	954,994	3%	0	0%

Total	$31,595,564	100%	$10,926,420	100%

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
New Investment Activity by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans—First Lien	$1,688,375	$783,750	3.5%	$1,992,181	$1,797,343	17.5%
Senior Secured Loans—Second Lien	14,322,284	13,572,579	60.0%	5,473,340	5,266,113	51.1%
Corporate Bonds—Senior Unsecured	7,790,487	6,615,438	29.3%	920,705	900,000	8.7%
Asset-Backed Securities	1,723,452	1,544,933	6.8%	456,000	456,000	4.4%
Foreign Sovereign Bonds—Senior Unsecured	—	—	0.0%	1,750,795	1,887,494	18.3%
Common Stocks	250,750	87,125	0.4%	—	—	0.0%
Purchased Call Options	—	—	0.0%	—	—	0.0%

Total	$25,775,348	$22,603,824	100%	$10,593,021	$10,306,950	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Number of Investments	13	12
% Variable Rate (based on fair value)	63%	69%
% Non-Income Producing Equity or Other Investments (based on fair value)[1]	7%	4%
Weighted Average Purchase Price of Investments (as a % of par or stated value)	92.23%	91.30%
Weighted Average Credit Rating of Investments that were Rated	Caa1	Caa1
% of Investments on Non-Accrual (based on fair value)	7%	22%

(1)	Consists of CLO Equity that pays a quarterly dividend and other non-dividend paying equity positions.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated—Private	$783,750	3%	$1,300,000	13%
Broadly Syndicated—Public	—	0%	—	0%
Middle-Market	20,275,141	90%	6,663,456	65%
Opportunistic/Other	1,544,933	7%	456,000	4%
Sovereign	—	0%	1,887,494	18%

Total	$22,603,824	100%	$10,306,950	100%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Energy	$79,750	0.4%	$369,063	3.6%
Chemicals	87,125	0.4%	—	0.0%
Financials	1,544,933	6.8%	456,000	4.4%
Health Care	19,657,196	86.9%	3,812,710	37.0%
Media/Telecommunications	—	0.0%	480,835	4.7%
Services	451,070	2.0%	993,343	9.6%
Sovereign	—	0.0%	1,887,494	18.3%
Technology	—	0.0%	1,007,505	9.8%
Utility	783,750	3.5%	1,300,000	12.6%

Total	$22,603,824	100%	$10,306,950	100%

As of December 31, 2015, we did not “control” and were not an “affiliated person,” each as defined in the 1940 Act, of any of our portfolio companies. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

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

Our primary holdings currently include senior secured and second lien bank loans. Bank loans typically accrue interest at variable rates determined by reference to a base lending rate, such as LIBOR. The base rate typically resets every three months, such that bank loans have a very short duration of 90 days on average and typically have maturities of 3 to 5 years. Corporate notes and bonds typically accrue a fixed rate of interest with maturities of 5 to 7 years. At December 31, 2015 and December 31, 2014, the weighted average yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 7.48% and 8.90%, respectively. Yields are computed assuming a fully settled portfolio, using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged. The weighted average yield excludes income from the CLO equity. If income from the CLO equity were included, the weighted average yield at December 31, 2015 would be approximately 8.63%. No CLO equity positions were held as of December 31, 2014.

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

Summary Description of Top Portfolio Companies/Investments

At December 31, 2015 and 2014, respectively, 87% and 68% (based on fair value), of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Accellent, Inc.: As of December 31, 2014 we held second lien senior secured loans in Accellent having an aggregate fair value of $0.9 million. This instrument completely paid down in October of 2015 and generated realized gains of $0.2 million. Accellent is a provider of fully integrated outsourced manufacturing and engineering services to the medical device industry, specializing in cardiovascular instruments (catheters), orthopedics and endoscopy needs. In March 2014, Accellent acquired Lake Region Medical for $390 million. Lake Region Medical was a producer of proprietary guidewires, coils, precision-machined products and custom device solutions serving the cardiology market, manufacturing over 32 million vascular access guidewires, representing 70% of worldwide volume.

Onex Carestream Finance LP: As of December 31, 2015 and December 31, 2014, we held second lien senior secured loans in Carestream having an aggregate fair value of $0.9 and $1.0 million, respectively. Carestream is a provider of products and services for the capture, processing, viewing, sharing, printing and storage of images for medical and dental applications. They sell digital products, including printers and media, computed radiography and digital radiography equipment, picture archiving and communication systems, radiology information systems, information management solutions, dental practice management software, and services, as well as traditional medical products, including analog film, equipment, chemistry and services.

Ortho-Clinical Diagnostics: As of December 31, 2015 and December 31, 2014, we held corporate bonds of Ortho-Clinical having an aggregate fair value of $3.9 and $0.9 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

Radnet Inc: As of December 31, 2015 we held second lien senior secured loans and common stock in Radnet Inc. (“Radnet”) with a collective aggregate fair value of $4.8 million. As this position was entered into in 2015, we did not hold any positions as of December 31, 2014. RadNet, Inc. provides outpatient diagnostic imaging services in the United States. It offers various imaging services, including magnetic resonance imaging, computed tomography, positron emission tomography, nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy, and other related procedures.

Surgery Partners: As of December 31, 2015 and December 31, 2014, we held second lien senior secured loans in Surgery Partners having an aggregate fair value of $3.0 and $1.0 million, respectively. Surgery Partners is an owner and operator of ambulatory surgery centers in joint ventures with physicians, with 99 locations across 28 states and surgical expertise in orthopedics, ophthalmology, pain management, gastrointestinal and general surgery.

US Renal Care: As of December 31, 2015 we held second lien senior secured loans in US Renal Care having an aggregate fair value of $4.4 million. As this position was entered into in 2015, we did not hold any positions as of December 31, 2014. US Renal Care Inc is headquartered in the United States. The Company’s line of business includes providing kidney or renal dialysis services. Upon completing acquisition of DSI Renal in January 2016, became third-largest provider of dialysis services in the U.S., with 300 outpatient dialysis facilities across 34 states/territories.

Valeant Pharmaceuticals: As of December 31, 2015 we held corporate bonds in Valeant Pharmaceuticals having an aggregate fair value of $2.7 million. As this position was entered into in 2015, we did not hold any positions as of December 31, 2014. Valeant Pharmaceuticals International, Inc. develops and distributes drugs. The Company develops drugs for unmet medical needs in central nervous system disorders; and distributes generic and branded generic drugs in Latin America and Eastern Europe.

Opportunistic Investments

Our Adviser makes opportunistic investments when it believes it has a differentiated view on an investment, has sourced a unique opportunity, or an investment has, in the Adviser’s opinion, an outsized return for the risk assumed. We will typically limit opportunistic investments to 20% or less of the portfolio, although we may invest more from time to time. The objective of opportunistic investments is primarily to generate capital appreciation, however, some opportunities may produce income as well.

Argentine Government: As of December 31, 2014, we held sovereign bonds of the Republic of Argentina (the “Argentine Bonds”) having an aggregate fair value of $1.9 million. In June 2014, a court ordered the paying agent not to disburse interest payments on the Argentine Bonds, although the Argentine government continues to pay the interest on time. This caused the bonds to fall into technical default on July 30, 2014. Our full investment in the Argentine Bonds was sold on September 21, 2015 for proceeds of approximately $2.2 million, generating realized gains of $0.5 million.

Texas Competitive Electric Holdings Company, Inc.: As of December 31, 2015 and December 31, 2014, we held first lien senior secured loans in Texas Competitive Electric Holdings Company, Inc. (“TXU”) having an aggregate fair value of $3.0 and $1.3 million, respectively. TXU is the largest retail power supplier in Texas. Though TXU is currently in bankruptcy, a court ruling mandated that TXU make adequate protection payments to the first lien noteholders.

Results of Operations for the year ended December 31, 2015 and the period from September 2, 2014 (Commencement of Operations) to December 31, 2014

Revenues

We primarily generate investment income in the form of interest on the debt securities we purchase or originate. During the ramp up phase, we have invested primarily in broadly syndicated bank loans of private companies. Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread. The base lending rate is typically the three-month LIBOR. The settlement of bank loans differs from the settlement of many other equity or debt instruments. Bank loans are manually settled through the agent by assignment. As a result, settlement can take an undetermined amount of time. Currently, according to data provided by Markit Partners, bank loans settle, on average, on the nineteenth day after the trade date. Generally, interest does not begin to accrue to the buyer until seven business days after the trade date.

Our CLO equity pays quarterly dividends based on excess cash flow available after the CLO’s payment “waterfall” provisions. Both Grayson and PAMCO CLO’s are past their respective investment periods, and as a result, excess cash flow is expected to decline over time. We, therefore, expect that the quarterly dividends paid by the investment will similarly decline.

Expenses

Our total net operating expenses were $402,609 and $90,340 for the year ended December 31, 2015 and for the period from September 2, 2014 (Commencement of Operations) to December 31, 2014, respectively. Our operating expenses include base management fees attributed to the Adviser of $465,254 and $110,394 for the year ended December 31, 2015 and for the period from September 2, 2014 (Commencement of Operations) to December 31, 2014, respectively. Our expenses also include administrative services expenses attributed to the Adviser of $93,055 and $22,090 for the year ended December 31, 2015 and for the period from September 2, 2014 (Commencement of Operations) to December 31, 2014, respectively, which were voluntarily waived for both periods and are not subject to recoupment by the Adviser.

Our other expenses subject to the Expense Limitation Agreement for year ended December 31, 2015 were $1,440,686 and $463,303 for the period from September 2, 2014 (Commencement of Operations) to December 31, 2014 and consisted of the following:

	For the Year Ended December 31, 2015	For the period from September 2, 2014 (Commencement of Operations) to December 31, 2014
Audit and tax fees	354,023	54,700
Legal fees	541,076	146,447
Custodian and accounting service fees	157,456	102,142
Reports to stockholders	141,221	111,580
Stock transfer fee	230,849	39,780
Directors’ fees	1,973	643
Other expenses	14,088	8,011

Total	$1,440,686	$463,303

Expense Reimbursement

For the year ended December 31, 2015 and for the period from September 2, 2014 (Commencement of Operations) to December 31, 2014, we accrued $1,131,421 and $406,355, respectively, of expense reimbursements from the Adviser. As of December 31, 2015 and December 31, 2014, we had $23,484 and $321,713, respectively, of reimbursements due from the Adviser. Under the Expense Limitation Agreement, amounts reimbursed to us by the Adviser may become subject to repayment by us in the future. During the year ended December 31, 2015 and for the period from September 2, 2014 (Commencement of Operations) to December 31, 2014, we did not accrue any amounts for expense recoupments payable to the Adviser. For the year ended December 31, 2015 and for the period from September 2, 2014 (Commencement of Operations) to December 31, 2014, $1,131,421 and $406,305, respectively, are subject to repayment by us to the Adviser within three years.

The Adviser has funded our offering costs and organization costs in the amount of $1,120,922 for the year ended December 31, 2015. Currently, the cumulative aggregate amount of $2,593,705 of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, we have recorded $251,595 payable to the Adviser. To the extent we are unable to raise sufficient capital such that the expenses paid by the Adviser on our behalf are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $2,342,111 of these costs.

Net Investment Income

We earned net investment income of $874,175, or $0.42 per share and net investment income of $58,486, or $0.05 per share, for the year ended December 31, 2015 and for the period from September 2, 2014 (Commencement of Operations) to December 31, 2014, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $16,214,988 and $340,260 during the year ended December 31, 2015 and for the period from September 2, 2014 (Commencement of Operations) through December 31, 2014, respectively, from which we realized a net loss of (193,336) and net gain of $4,986, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the year ended December 31, 2015 and for the period from September 2, 2014 (Commencement of Operations) to December 31, 2014 the net change in unrealized appreciation (depreciation) on investments totaled ($2,885,453) or ($1.40) per share and $(286,071), or ($0.23) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2015 was primarily driven by the performance of Ortho-Clinical Diagnostics Holdings 6.625% Bond, and the net change in unrealized appreciation on our investments during the period from September 2, 2014 (Commencement of Operations) through December 31, 2014 was primarily driven by the performance of our sovereign bond investment.

Net Increase from Payment from Affiliates

For the year ended December 31, 2015, the Adviser committed $1,403,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained in the last quarter of 2015. Had these payments not been made, the NAV as of December 31, 2015 would have been lower. These payments are shown in the Statement of Operations as net increase from payments by affiliates and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2015 and for the period from September 2, 2014 (Commencement of Operations) to December 31, 2014, the net decrease in net assets resulting from operations was ($801,614), or ($0.39) per share and $222,599, or ($0.18) per share, respectively.

	For the Year Ended December 31, 2015	For the period from September 2, 2014 (Commencement of Operations) to December 31, 2014
Income	$1,276,784	$148,826
Expenses	(402,609)	(90,340)
Net Realized Loss	(193,336)	4,986
Net Unrealized Appreciation (Depreciation)	(2,885,453)	(286,071)
Net increase from amounts committed by affiliates	1,403,000	—

Total	$(801,614)	$(222,599)

Financial Condition, Liquidity and Capital Resources

As of December 31, 2015 and December 31, 2014, we had cash and cash equivalents of $7,350,748 and $5,899,369, respectively. As of December 31, 2015 and December 31, 2014, $7,350,745 and $0 was held as State Street Institutional Reserves, and $3 and $5,889,369 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

Concurrent with the date we commenced operations, we sold approximately 1,086,954 shares of common stock in a private placement to the Adviser at a price per share of $9.20, for gross proceeds of approximately $10.0 million. As the minimum offering requirement for our continuous public offering was $10.0 million from any source, the proceeds from the private placement qualified toward the minimum offering amount and we broke escrow. In November 2014, we issued an additional 271,739 shares to the Adviser at $9.20 per share for proceeds of approximately $2.5 million. On January 30, 2015, we issued 336,957 shares to the Adviser at $9.20 per share for proceeds of approximately $3.1 million. In aggregate through December 31, 2015, we have issued 1,854,669 shares, including reinvestments of dividends, to the Adviser for proceeds of approximately $17.0 million and issued 2,779,381 shares, including reinvestments of dividends, to unaffiliated investors for proceeds of approximately $8.0 million. During the year ended December 31, 2015 and December 31, 2014, we also incurred offering costs of $122,877 and $95,326, respectively, in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on the financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $577,599 for the year ended December 31, 2015, and $0 for the period from September 2, 2014 (Commencement of Operations) to December 31, 2014, and were also offset against capital in excess of par value on the financial statements.

We expect to generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous public offering of shares of common stock. Through September 30, 2015 we accepted subscriptions on a continuous basis and issued shares at monthly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share. Effective October 1, 2015, we changed the frequency of our closings, which now occur weekly.

Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be treated as a RIC. Additionally, we may invest in higher yielding, liquid credit investments such as bank loans and corporate notes and bonds, which are considered “junk” as they are rated below investment grade, to the extent that at time of purchase 70% of our portfolio is in qualified investments as required by rules and regulations under the 1940 Act.

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. On January 6, 2015, we entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”) as lender and agent. Under the Credit Facility, State Street has agreed to extend credit to us, in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on our total outstanding debt. Loans under the Credit Facility will bear interest (at our election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum. Interest is payable monthly in arrears. On January 5, 2016, the Company amended the senior, secured revolving credit facility with State Street and extended the maturity to January 3, 2017. The amendment to the Credit Facility did not contain any other material changes to the original agreement which was entered into on January 6, 2015 other than increasing the commitment fee from 0.15% to 0.25% per annum on the daily unutilized portion of the $25 million program amount. In connection with the Credit Facility, we have also entered into a security agreement with State Street, both in its capacity as agent for the lenders under the Credit Facility and in its capacity as custodian to us, pursuant to which we grant State Street a security interest in all of our assets. State Street serves as our custodian and sub-administrator pursuant to separate agreements. The Credit Facility contains certain customary covenants and limits senior securities representing indebtedness to no more than 33 1/3% of our total assets. The Credit Facility also includes customary representations and warranties, conditions precedent to borrowings and events of default.

As of December 31, 2015, $0 was outstanding under the Credit Facility. The carrying amount outstanding approximates its fair value. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of December 31, 2015, all such financing costs have been amortized to interest expense.

For the year ended December 31, 2015, and for the period September 2, 2014 (Commencement of Operations) to December 31, 2014 the components of total interest expense were as follows:

	For the Year Ended December 31, 2015	For the period from September 2, 2014 (Commencement of Operations) to December 31, 2014
Direct interest expense	$19,943	$—
Commitment fees	35,292	—
Amortization of financing costs	25,000	—

Total	$80,235	$—

For the period from September 2, 2014 to December 31, 2014, the Company did not incur any interest expense.

For the year ended December 31, 2015, the average daily amount outstanding was $1,452,055 at a weighted average interest rate of 1.37%.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2015 and 2014, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the year ended December 31, 2015, the Company incurred no incentive fees.

Under the Administration Agreement, the Adviser furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We will reimburse the Adviser for the allocable portion (subject to the review and approval of the Board) of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, to the extent that such expenses do not exceed an annual rate of 0.4% of our gross assets. The Adviser also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance and any expenses payable to the Adviser for such managerial assistance are not subject to the cap on reimbursement.

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

If for any taxable year we were not a “publicly offered” RIC within the meaning of Code Section 67(c)(2)(B), certain of our direct and indirect expenses, including the management fee, the incentive fee and certain other advisory expenses, would be subject to special “pass-through” rules. Such rules would treat these expenses as additional dividends to certain of our direct or indirect stockholders (generally including individuals and entities that compute their taxable income in the same manner as an individual) and as deductible by those stockholders, subject to the 2% “floor” on miscellaneous itemized deductions and other significant limitations on itemized deductions set forth in the Code.

Distributions

In order to qualify for the special tax treatment accorded RICs and their shareholders, we are required under the Code, among other things, to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or “investment company taxable income,” to our stockholders on an annual basis. We intend to make monthly distributions to our stockholders as determined by the Board. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including possible failure to qualify for the special tax treatment accorded RICs and their shareholders. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the year ended December 31, 2015, the Company made $77,899 of distributions in excess of net investment income.

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

For the year ended December 31, 2015, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend[1]	Dividends Reinvested
1/30/2015	$0.050	$69,054	$69,022
2/27/2015	0.058	100,082	100,044
3/31/2015	0.058	104,842	104,543
4/30/2015	0.058	108,525	107,595
5/29/2015	0.058	114,540	112,647
6/30/2015	0.058	117,215	115,203
7/31/2015	0.058	125,195	122,496
8/31/2015	0.058	128,773	124,959
9/30/2015	0.058	134,498	130,315
10/30/2015	0.058	141,377	134,845
11/30/2015	0.058	147,122	137,008
12/31/2015	0.058	155,396	139,260

Total	$0.746	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•

On May 27, 2014, in connection with a private placement to the Adviser, we issued approximately 21,739 units representing limited liability company interests at a price of $9.20 per unit, for aggregate proceeds of $200,000. Upon our conversion from a Delaware limited liability company to a Delaware corporation on June 10, 2014, the approximately 21,739 units representing limited liability company interests converted into approximately 21,739 shares of our common stock. On September 2, 2014, in connection with a private placement of shares of our common stock to the Adviser and its affiliate, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10,000,000. We completed a second private placement with the Adviser on October 8, 2014, for proceeds of approximately $6,000,000, which amount was used to repurchase our shares from an affiliate of the Adviser. On November 25, 2014, the Company issued an additional 271,739 shares to the Adviser for proceeds of approximately $2.5 million. On January 30, 2015, we issued 336,957 shares to the Adviser at $9.20 per share for proceeds of approximately $3.1 million. In aggregate through December 31, 2015, we have issued 1,854,669 shares, including reinvestments of dividends, to the Adviser for proceeds of approximately $17.0 million.

•	For the year ended December 31, 2015, the Adviser committed $1,403,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained in the last quarter of the year. Had these payments not been made, the NAV as of December 31, 2015 would have been lower. These payments are shown in the Statement of Operations as net increase from payments by affiliates and are not recoupable.

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

The Board is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our investment adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment adviser.

•	The audit committee of the Board reviews these preliminary valuations.

•	At least once each quarter, the valuations for approximately one quarter of the portfolio investments that have been fair valued are reviewed by an independent valuation firm such that, over the course of a year, each material portfolio investment that has been fair valued shall have been reviewed by an independent valuation firm at least once.

•	The Board discusses valuations and determines the fair value of each investment in our portfolio in good faith.

As of December 31, 2015 there were no investments held for which current market quotations were not available.

Organization Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. For the year ended December 31, 2015, the Adviser did not incur or pay organization costs on our behalf. For the period from our inception to December 31, 2014, the Adviser incurred and paid organization costs of $33,392 on our behalf. Currently, the total amount of organization and offering costs exceeds 1% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by the Adviser on our behalf are more than 1% of total proceeds at the end of this offering, the Adviser will forfeit the right to reimbursement of such costs that exceed 1% of total proceeds.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock. Offering costs are paid by the Adviser and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds are raised and the costs become payable to the Adviser. Offering costs, together with organization costs, are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. For the year ended December 31, 2015, and the period from our inception to December 31, 2014 the Adviser incurred and paid offering costs of $1,120,922 and $1,439,391, respectively, on our behalf. For the years ended December 31, 2015 and December 31, 2014, we have recorded $122,877 and $95,326, respectively, of offering costs on the accompanying Statements of Changes in Net Assets, which is payable to the Adviser.

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

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to qualify for the special tax treatment accorded RICs and their shareholders, substantially all of our income (including PIK interest) must be distributed to stockholders in the form of dividends, even if we have not collected any cash.

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

U.S. Federal Income Taxes

We have elected to be treated as a RIC under Subchapter M of the Code and intend each year to qualify and be eligible to be treated as such. As a RIC, we generally will not have to pay corporate-level federal income taxes on any investment company taxable income or net capital gains that we distribute as dividends to our stockholders. In order to qualify for the special tax treatment accorded RICs and their shareholders, we must meet certain gross income, diversification, and distribution requirements.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. For public entities this update will be effective for interim and annual periods beginning after December 15, 2015. For all other entities, this update will be effective for fiscal years beginning after December 31, 2016, and for interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of this new guidance on its financial position.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC has indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public entities, these updates are effective for interim and annual periods beginning after December 15, 2015. For all other entities, these updates are effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 31, 2016. As permitted, the Company elected to early adopt ASU 2015-03 starting with its June 30, 2015 financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities. For public entities this guidance is required to be presented for interim and annual periods beginning after December 15, 2015. For all other entities, this update is effective for interim and annual periods beginning after December 31, 2016. Management is currently evaluating the implication, if any, of the additional disclosure requirements and its impact on the Company’s financial statements.

The Company generally intends to take advantage of the extended transition period available to emerging growth companies to comply with new or revised accounting standards until those standards are applicable to private companies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of December 31, 2015, 63% (based on fair value) of the investments in our portfolio had floating interest rates, and the credit facility agreement entered into with State Street Bank on January 6, 2015 also has a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. Our credit facility is based on the greater of the following scenarios: (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum.

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

Assuming that the audited statements of assets and liabilities as of December 31, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(6,250)	$—	(6,250)
Up 50 basis points	$12,500	—	12,500
Up 100 basis points	$86,408	—	86,408
Up 200 basis points	$257,295	—	257,295
Up 300 basis points	$428,182	—	428,182

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

Item 8.	Financial Statements and Supplementary Data

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	December 31, 2015	December 31, 2014
Assets
Investments, at fair value (cost of $25,775,348 and $10,593,021, respectively)	$22,603,824	$10,306,950
Cash and cash equivalents	7,350,748	5,899,369
Receivable for investments sold	499,375	—
Receivable for common stock sold	183,700	—
Interest receivable	204,157	98,830
Receivable from Adviser(1)	3,096,979	279,294
Due from affiliates(1)	—	859,935
Other receivables	81,258	—
Prepaid expenses	3,392	14,491

Total assets	34,023,433	17,458,869

Liabilities
Payable for investments purchased	11,465,326	4,929,750
Directors’ fees payable(1)	483	320
Accrued expenses and other liabilities	258,745	146,471

Total liabilities	11,724,554	5,076,541

Commitments and Contingencies ($2,342,111 and $1,344,065, respectively)(2)
Net Assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 2,779,381 and 1,381,087 shares issued and outstanding, respectively)	2,779	1,381
Paid-in capital in excess of par	23,796,427	12,603,546
Accumulated net realized gain (loss)	346,096	4,986
Undistributed (distributions in excess of) net investment income	(77,899)	58,486
Net unrealized appreciation (depreciation) on investments (including net increase from amounts committed by affiliates of $1,403,000 and $0, respectively)	(1,768,524)	(286,071)

Total net assets	$22,298,879	$12,382,328

Net asset value per share of common stock	$8.02	$8.97

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

	Year Ended December 31,
	2015	2014(1)
Investment income:
Interest	$1,164,645	$141,610
Dividend income	111,915	—
Other fee income	224	7,216

Total investment income	1,276,784	148,826

Expenses:
Legal fees	541,076	146,447
Investment advisory fees(2)	465,254	110,394
Audit and tax fees	354,023	54,700
Stock transfer fee	230,849	39,780
Custodian and accounting service fees	157,456	102,142
Reports to stockholders	141,221	111,580
Administration fees(2)	93,055	22,090
Interest expense and commitment fees(3)	80,235	—
Other expenses	27,197	8,011
Directors’ fees(2)	1,973	643
Organizational costs	—	33,392

Total expenses	2,092,339	629,179
Expenses waived or reimbursed by the Adviser(2)	(1,689,730)	(538,839)

Net expenses	402,609	90,340

Net investment income	874,175	58,486

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	(193,336)	4,986
Net change in unrealized appreciation (depreciation) on investments	(2,885,453)	(286,071)
Net increase from amounts committed by affiliates(2)	1,403,000	—

Net change in unrealized appreciation (depreciation)	(1,482,453)	(286,071)

Net realized and unrealized gains (losses)	(1,675,789)	(281,085)

Net decrease in net assets resulting from operations	$(801,614)	$(222,599)

Per share information—basic and diluted per common share
Net investment income:	$0.42	$0.05
Earnings per share:	$(0.39)	$(0.18)
Weighted average shares outstanding:	2,057,154	1,224,478

(1)	Commencement of operations occurred on September 2, 2014.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

	Year Ended December 31,
	2015	2014(1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$874,175	$58,486
Net realized gain on investments	(193,336)	4,986
Net change in unrealized appreciation (depreciation)	(2,885,453)	(286,071)
Net increase from amounts committed by affiliates(2)	1,403,000	—

Net decrease in net assets resulting from operations	(801,614)	(222,599)

Distributions to stockholders:
Net investment income	(1,183,859)	—
Return of capital	(262,760)	—

Total distributions to stockholders	(1,446,619)	—

Capital share transactions:
Issuance of common stock	10,889,724	18,700,253
Repurchase of common stock	—	(6,000,000)
Issuance of common shares pursuant to distribution reinvestment plan	1,397,937	—
Offering costs	(122,877)	(95,326)

Net increase in net assets resulting from capital transactions	12,164,784	12,604,927

Total increase in net assets	9,916,551	12,382,328
Net assets at beginning of period	12,382,328	—

Net assets at end of period	$22,298,879	$12,382,328

Undistributed (distributions in excess of) net investment income	$(77,899)	$58,486

Distributions declared per share:	$0.69	$—

Changes in common shares
Issuance of common stock	1,238,510	2,033,261
Repurchase of common stock	—	(652,174)
Reinvestment of common stock	159,784	—

Net increase in common shares	1,398,294	1,381,087

(1)	Commencement of operations occurred on September 2, 2014.
(2)	See Note 4 for a discussion of related party transactions and arrangements.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2015	2014(1)
Cash Flows Used in Operating Activities
Net decrease in net assets resulting from operations	$(801,614)	$(222,599)

Adjustments to Reconcile Net Decrease in Net Assets Resulting from Operations to Net Cash Used in Operating Activities:
Purchases of investment securities	(31,595,564)	(10,926,420)
Proceeds from sales and principal repayments of investment securities	16,264,988	340,260
Net realized (gain) loss on investments	193,336	(4,986)
Net change in unrealized (appreciation) depreciation on investments	2,885,453	286,071
Amortization of premium/discount, net	(45,087)	(1,875)
Amortization of deferred financing costs	25,000	—
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(499,375)	—
(Increase) decrease in interest receivable	(105,327)	(98,830)
(Increase) decrease in receivable from Adviser	(2,817,685)	(279,294)
(Increase) decrease in other receivables	(81,258)	—
(Increase) decrease in prepaid expenses	11,099	(14,491)
(Increase) decrease in due from affiliates	859,935	(859,935)
Increase (decrease) in payable for investments purchased	6,535,576	4,929,750
Increase (decrease) in directors’ fees payable	163	320
Increase (decrease) in accrued expenses and other liabilities	112,274	146,471

Net cash flow used in operating activities	(9,058,086)	(6,705,558)

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock, net of receivable for common stock sold	10,706,024	18,700,253
Repurchase of common stock	—	(6,000,000)
Distributions paid in cash	(48,682)	—
Offering costs paid, net of due to Adviser	(122,877)	(95,326)
Financing costs paid	(25,000)	—
Borrowings under credit facilities	2,500,000	—
Repayments of credit facilities	(2,500,000)	—

Net cash flow provided by financing activities	10,509,465	12,604,927

Net increase in cash and cash equivalents	1,451,379	5,899,369
Cash and cash equivalents
Beginning of the period	5,899,369	—

End of the period	$7,350,748	$5,899,369

Supplemental Disclosure and Non-Cash Financing Activities
Cash paid during the period for interest	$19,943	$—
Reinvestment of distributions paid	$1,397,937	$—

(1)	Commencement of operations occurred on September 2, 2014.

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

December 31, 2015

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 64.4%(4)
Energy – 0.4%
Fieldwood Energy LLC Second Lien Term Loan(5)	L+712.5	1.25%	9/30/2020	$500,000	$504,186	$79,750

Health Care – 58.5%
Onex Carestream Finance LP Second Lien Term Loan(6)	L+850	1.00%	12/7/2019	966,155	976,300	862,294
Radnet, Inc. Second Lien Term Loan(6)(7)	L+700	1.00%	3/25/2021	4,990,625	4,826,311	4,766,047
Surgery Center Holdings, Inc. Second Lien Term Loan(7)(8)	L+750	1.00%	11/3/2021	3,131,888	3,108,257	2,975,293
U.S. Renal Care, Inc. Second Lien Term Loan(7)	L+800	1.00%	12/31/2023	4,500,000	4,410,000	4,438,125

						13,041,759

Service – 2.0%
Advantage Sales & Marketing Inc. Second Lien Term Loan(6)	L+650	1.00%	7/25/2022	500,000	497,230	451,070

Utility – 3.5%
Texas Competitive Electric Holdings Company, LLC (TXU) Extended Term Loan(8)(9)	L+450		10/10/2017	2,500,000	1,688,375	783,750

Total Senior Secured Loans						14,356,329

Corporate Bonds – 29.7%
Health Care – 29.7%
Ortho-Clinical Diagnostics(10)	6.625%		5/15/2022	5,717,000	5,233,130	3,930,437
Valeant Pharmaceuticals International, Inc.(10)	6.125%		4/15/2025	3,000,000	2,557,357	2,685,000

						6,615,437

Total Corporate Bonds						6,615,437

Asset-Backed Securities – 6.9%
Financials – 6.9%
CIFC Funding 2015-I Ltd.(10)(11)(12)				550,000	437,250	437,250
Grayson Investor Corp.(10)(11)(12)				800	455,999	277,480
PAMCO CLO PAMCO 1997 1A B(10)(11)	7.910%		8/6/2009	1,443,831	830,203	830,203

						1,544,933

Total Asset-Backed Securities						1,544,933

				Shares
Common Stocks – 0.4%
Chemicals – 0.4%
MPM Holdings, Inc.(11)				8,500	250,750	87,125

Total Common Stocks						87,125

Total Investments- 101.4%					$25,775,348	$22,603,824

Other Assets & Liabilities, net- (1.4%)						$(304,945)

Net Assets- 100.0%						$22,298,879

NexPoint Capital, Inc.

Schedule of Investments (continued)

December 31, 2015

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
(2)	All investments are denominated in United States Dollars and domiciled in the United States.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2015. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(5)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the interest rate spread plus the LIBOR floor.
(6)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the interest rate spread plus the LIBOR floor.
(7)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(8)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the interest rate spread plus the LIBOR floor.
(9)	The issuer is, or is in danger of being, in default of its payment obligation. However, adequate protections payments are being made by the issuer.
(10)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2015, these securities amounted to $8,160,370, or 36.6% of net assets.
(11)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 7.3% of the Company’s total assets as of December 31, 2015.
(12)	The investment is considered to be the equity tranche of the issuer.

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

December 31, 2014

Portfolio Company(1)(2)	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Amortized Cost	Fair Value ($)
Senior Secured Loans – 57.0%(3)
Energy – 3.0%
Fieldwood Energy LLC Second Lien Term Loan	8.38%	9/30/2020	$500,000	$504,909	$369,063

Health Care – 23.5%
Accellent Inc. Second Lien Term Loan(4)	7.50%	3/11/2022	1,000,000	970,000	947,500
Onex Carestream Finance LP Second Lien Term Loan(4)	9.50%	12/7/2019	1,000,000	1,012,500	996,460
Surgery Center Holdings, Inc. Second Lien Term Loan	8.50%	11/3/2021	1,000,000	990,000	968,750

					2,912,710

Media/Telecommunications – 3.9%
TWCC Holding Corp. Second Lien Term Loan	7.00%	6/26/2020	500,000	492,736	480,835

Service – 8.0%
Advantage Sales & Marketing Inc. Second Lien Term Loan	7.50%	7/25/2022	500,000	496,945	496,000
EnergySolutions, LLC (aka Envirocare of Utah, LLC) Term Advance	6.75%	5/29/2020	497,500	507,181	497,343

					993,343

Technology – 8.1%
Vertafore, Inc. Second Lien Term Loan(4)	9.75%	10/27/2017	1,000,000	1,006,250	1,007,505

Utility – 10.5%
Texas Competitive Electric Holdings Company, LLC (TXU) Extended Term Loan(4)	4.65%	10/10/2017	2,000,000	1,485,000	1,300,000

Total Senior Secured Loans					7,063,456

Foreign Sovereign Bonds – 15.2%
Argentine Republic Government International Bond(5)(6)	8.28%	12/31/2033	2,103,057	1,750,795	1,887,494

Total Foreign Sovereign Bonds					1,887,494

Corporate Bonds – 7.3%
Health Care – 7.3%
Ortho-Clinical Diagnostics(7)	6.63%	5/15/2022	1,000,000	920,705	900,000

Total Corporate Bonds					900,000

Asset-Backed Securities – 3.7%
Financials – 3.7%
Grayson Investors Corp.(6)(7)			800	456,000	456,000

Total Asset-Backed Securities					456,000

Total Investments- 83.2%				$10,593,021	$10,306,950

Other Assets & Liabilities, net- 16.8%					$2,075,378

Net Assets- 100.0%					$12,382,328

NexPoint Capital, Inc.

Schedule of Investments

December 31, 2014

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
(2)	All investments are denominated in United States Dollars and domiciled in the United States except for Argentine Republic Government International Bond, which is domiciled in Argentina.
(3)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the weighted average rate at December 31, 2014. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(4)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(5)	The issuer is, or is in danger of being, in default of its payment obligation. Income is not being accrued.
(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 13.4% of the Company’s total assets as of December 31, 2014.
(7)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2014, these securities amounted to $1,356,000, or 11.0% of net assets.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Notes To Financial Statements

Note 1—Organization

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

Note 2—Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of December 31, 2015, included in cash and cash equivalents in the Statements of Assets and Liabilities is an investment in the State Street Institutional Liquid Reserves Fund (the Institutional Class) of $7,350,745 with a seven day effective yield of 0.23%. As of December 31, 2015 $3 was held in a custodial account with State Street Bank and Trust Company.

Securities Sold Short

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company. At year end, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fee, amendment fee, administrative agent fee, transaction break-up fee and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the years ended December 31, 2015 and December 31, 2014, the Company recognized $224 and $7,216 of fee income, respectively.

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

The Company determines the net asset value of its investment portfolio each quarter, or more frequently as needed. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Board or by the

Adviser, pursuant to board-approved procedures. In connection with that determination, the Company will provide the Board with portfolio company valuations which are based on relevant inputs, including indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, the Board and the Adviser undertake a multi-step valuation process, as described below:

•	The valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with senior management of the Adviser (the “Valuation Committee”).

•	The audit committee of the Board reviews these preliminary valuations.

•	At least once each quarter, the valuations for approximately one quarter of the portfolio investments that have been fair valued are reviewed by an independent valuation firm such that, over the course of a year, each material portfolio investment that has been fair valued shall have been reviewed by an independent valuation firm at least once.

•	Based on this information, the Board discusses valuations and determines the fair value of each investment in the portfolio in good faith.

As of December 31, 2015, there were no investments held for which current market quotations were not available.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, in the Company’s financial statements. Below is a description of factors that the Board may consider when valuing the Company’s debt and equity investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Board may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.

The Company’s equity investments in portfolio companies for which there is no liquid public market will be valued at fair value. The Board, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

The Board may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Board may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price.

If the Company receives warrants or other equity-linked securities at nominal or no additional cost in connection with an investment in a debt security, the Board will allocate the cost basis in the investment between the debt securities and any such warrants or other equity-linked securities received at the time of origination. The Board will subsequently value these warrants or other equity-linked securities received at fair value.

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

The Company periodically benchmarks the bid and ask prices received from the third-party pricing service and/or dealers, as applicable, and valuations received from the third-party valuation service against the actual prices at which it purchases and sells its investments. The Company believes that these prices are reliable indicators of fair value. The Company’s Valuation Committee and the Board review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

As of December 31, 2015, the Company’s investments consisted of senior secured loans, corporate bonds, asset-backed securities, and common stocks. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of December 31, 2015 and December 31, 2014:

	December 31, 2015
Investments	Level 1	Level 2	Level 3	Total
Senior Secured Loans
Energy	$—	$79,750	$—	$79,750
Health Care	—	8,603,634	4,438,125	13,041,759
Service	—	451,070	—	451,070
Utility	—	783,750	—	783,750
Corporate Bonds	—	6,615,437	—	6,615,437
Asset—Backed Securities	—	1,544,933	—	1,544,933
Common Stock
Chemicals	—	—	87,125	87,125

Total Investments	—	$18,078,574	$4,525,250	$22,603,824

	December 31, 2014
Investments	Level 1	Level 2	Level 3	Total
Senior Secured Loans
Energy	$—	$369,063	$—	$369,063
Health Care	—	—	2,912,710	2,912,710
Media/Telecommunications	—	480,835	—	480,835
Service	—	496,000	497,343	993,343
Technology	—	—	1,007,505	1,007,505
Utility	—	1,300,000	—	1,300,000
Foreign Sovereign Bonds	—	1,887,494	—	1,887,494
Corporate Bonds	—	900,000	—	900,000
Asset—Backed Securities	—	456,000	—	456,000

Total Investments	$—	$5,889,392	$4,417,558	$10,306,950

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2015.

Year Ended December 31, 2015
Investments:	Balance as of December 31, 2014	Transfers into Level 3	Transfer out of Level 3	Net Amortization (Accretion) of Premium/ (Discount)	Net Realized Gains/ (Losses)	Net Change in Unrealized Gains/ (Losses)	Purchases	(Sales and Redemptions)	Balance as of December 31, 2015	Change in Unrealized Gain/(Loss) on Level 3 securities still held at period end
Senior Secured Loans
Health Care	$2,912,710	$—	$(3,837,587)	$7,380	$225,239	$(159,056)	$11,269,015	$(5,979,576)	$4,438,125	$28,125
Service	497,343	—	—	(1,153)	(11,459)	9,838	—	(494,569)	—	—
Technology	1,007,505	—	—	(1,296)	5,046	(1,255)	—	(1,010,000)	—	—
Common Stocks
Chemicals	—	—	—	—	—	(163,625)	250,750	—	87,125	(163,625)

Total	$4,417,558	$—	$(3,837,587)	$4,931	$218,826	$(314,098)	$11,519,765	$(7,484,145)	$4,525,250	$(135,500)

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2014.

Year Ended December 31, 2014
Investments:	Balance as of December 31, 2013	Transfers into Level 3	Transfer out of Level 3	Net Amortization (Accretion) of Premium/ (Discount)	Net Realized Gains/ (Losses)	Net Change in Unrealized Gains/ (Losses)	Purchases	(Sales and Redemptions)	Balance as of December 31, 2014	Change in Unrealized Gain/(Loss) on Level 3 securities still held at period end
Senior Secured Loans
Heath Care	$—	$—	$—	$—	$—	$(59,790)	$2,972,500	$—	$2,912,710	$(59,790)
Service	—	—	—	(295)	(24)	(9,838)	508,750	(1,250)	497,343	(9,838)
Technology	—	—	—	—	—	1,255	1,006,250	—	1,007,505	1,255

Total	$—	$—	$—	$(295)	$(24)	$(68,373)	$4,487,500	$(1,250)	$4,417,558	$(68,373)

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

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of December 31, 2015 and December 31, 2014:

Investment	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (weighted average)
Senior Secured Loans	$4,438,125	Third Party Pricing Vendor	N/A	N/A
Equity	87,125	Third Party Pricing Vendor	N/A	N/A

Total	$4,525,250

Investment	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (weighted average)
Senior Secured Loans	$4,417,558	Third Party Pricing Vendor	N/A	N/A

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

The total volume and performance of derivative activity for the year ended December 31, 2015, is as follows:

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

Income Recognition

Corporate actions (including cash dividends) are recorded on the ex-dividend date, net of applicable withholding taxes, except for certain foreign corporate actions, which are recorded as soon after ex-dividend date as such information becomes available. Interest income is recorded on the accrual basis. The Company does not accrue as a receivable interest or dividends on loans and securities if there is a reason to doubt the Company’s ability to collect such income. As of December 31, 2014, the Company did not accrue receivable interest on investments having fair value of $1,887,494. The corresponding interest amounts not accrued for these investments was $57,726. As of December 31, 2015, all such positions had been sold. Loan origination fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income.

Accretion of discounts and amortization of premiums on taxable bonds and loans are computed to the call or maturity date, whichever is shorter, using the effective yield method. Withholding taxes on foreign dividends have been provided for in accordance with the Company’s understanding of the applicable country’s tax rules and rates.

Organization Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to the Company’s organization, and are paid by the Adviser, are expensed as the Company raises proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. For the year ended December 31, 2015, the Adviser incurred and paid organization costs of $0, on behalf of the Company, and recorded $0 of organizational expense on the accompanying Statements of Operations. For the period from the Company’s inception to December 31, 2014, the Adviser incurred and paid organization costs of $33,392 on behalf of the Company.

Offering Costs

The Company’s offering costs include legal fees, promotional costs, and other costs pertaining to the public offering of its shares of common stock. Offering costs are paid by the Adviser and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds are raised and the costs become payable to the Adviser. Offering costs, together with organization costs, are limited to 1% of total proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. For the years ended December 31, 2015 and December 31, 2014, the Adviser incurred and paid offering costs of $1,120,922 and $1,438,709, respectively, on behalf of the Company. For the years ended December 31, 2015 and December 31, 2014, the Company has recorded $122,877 and $95,326, respectively, of offering costs on the accompanying Statements of Changes in Net Assets, which is payable to the Adviser.

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the years ended December 31, 2015 and December 31, 2014. Selling commissions or fees of $577,599 and $0 were paid for the years ended December 31, 2015 and December 31, 2014, respectively.

Earnings Per Share

In accordance with the provisions of ASC Topic 260—Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Year Ended
Basic and diluted	December 31, 2015	December 31, 2014
Net increase/(decrease) in net assets from operations	$(801,614)	$(222,599)
Weighted average common shares outstanding	2,057,154	1,224,478 (1)
Earnings (loss) per common share-basic and diluted	(0.39)	(0.18)

(1)	For the period from September 2, 2014 (commencement of operations) to December 31, 2014.

Distributions

Distributions to the Company’s stockholders will be recorded as of the record date. Subject to the discretion of the Board and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least every 12-month period.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. For public entities this update will be effective for interim and annual periods beginning after December 15, 2015. For all other entities, this update will be effective for fiscal years beginning after December 31, 2016, and for interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of this new guidance on its financial position.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC has indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public entities, these updates are effective for interim and annual periods beginning after December 15, 2015. For all other entities, these updates are effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 31, 2016. As permitted, the Company elected to early adopt ASU 2015-03 starting with its June 30, 2015 financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities. For public entities this guidance is required to be presented for interim and annual periods beginning after December 15, 2015. For all other entities, this update is effective for interim and annual periods beginning after December 31, 2016. Management is currently evaluating the implication, if any, of the additional disclosure requirements and its impact on the Company’s financial statements.

The Company generally intends to take advantage of the extended transition period available to emerging growth companies to comply with new or revised accounting standards until those standards are applicable to private companies.

Note 3—Investment Portfolio

The following table shows the composition of the Company’s investments by industry classification at fair value at December 31, 2015:

	Fair value	Percentage
Health Care	$19,657,196	87.0%
Financials	1,544,933	6.8%
Utility	783,750	3.5%
Service	451,070	2.0%
Chemicals	87,125	0.4%
Energy	79,750	0.3%

Total	$22,603,824	100.0%

The following table shows the composition of the Company’s investments by industry classification at fair value at December 31, 2014:

	Fair Value	Percentage
Healthcare	$3,812,710	37.0%
Sovereign	1,887,494	18.3%
Utility	1,300,000	12.6%
Technology	1,007,505	9.8%
Service	993,343	9.6%
Media/Telecommunications	480,835	4.7%
Financials	456,000	4.4%
Energy	369,063	3.6%

Total	$10,306,950	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of December 31, 2015:

	Amortized Cost	Percentage	Fair value	Percentage
Senior Secured Loans	$16,010,659	62.1%	$14,356,329	63.5%
Corporate Bonds	7,790,487	30.2%	6,615,437	29.3%
Asset-Backed Securities	1,723,452	6.7%	1,544,933	6.8%
Common Stocks	250,750	1.0%	87,125	0.4%

Total	$25,775,348	100.0%	$22,603,824	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of December 31, 2014:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured Loans	$7,465,521	70.5%	$7,063,456	68.6%
Foreign Sovereign Bonds	1,750,795	16.5%	1,887,494	18.3%
Corporate Bonds	920,705	8.7%	900,000	8.7%
Asset-Backed Securities	456,000	4.3%	456,000	4.4%

Total	$10,593,021	100.0%	$10,306,950	100.0%

The following table shows the composition of the Company’s investments by geographic classification at December 31, 2015:

Geography	Fair value	Percentage
United States	$22,603,824	100.0%

The following table shows the composition of the Company’s investments by geographic classification at December 31, 2014:

Geography	Fair Value	Percentage
Argentina(1)	$1,887,494	18.3%
United States	8,419,456	81.7%

Total	$10,306,950	100.0%

(1)	Investment denominated in USD

Note 4—Related Party Transactions and Arrangements

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

For the years ended December 31, 2015 and December 31, 2014, the Company incurred investment advisory fees payable to the Adviser of $465,254 and $110,394, respectively, which were voluntarily waived. These waived fees are not subject to recoupment by the Adviser.

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

For the years ended December 31, 2015 and December 31, 2014, the Company incurred no incentive fees.

Administration Fee

Pursuant to the Administration Agreement with the Adviser, the Company also reimburses the Adviser for expenses necessary for its performance of services related to the Company’s administration and operations. The amount of the reimbursement will be the lesser of (1) the Company’s allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under the Administration Agreement and (2) 0.40% of the Company’s average gross assets. The Adviser is required to allocate the cost of such services to the Company based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. The Board assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board will compare the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

For the years ended December 31, 2015 and December 31, 2014, the Company incurred administration fees payable to the Adviser of $93,055 and $22,090, respectively, which were voluntarily waived and are not subject to recoupment.

Organization and Offering Costs

The Adviser has funded the Company’s offering costs and organization costs in the amount of $1,120,922 and $1,472,783 for the year ended December 31, 2015 and the period from September 30, 2013 (Inception) to December 31, 2014, respectively. Currently, the cumulative aggregate amount of $2,593,705 of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, for the year ended December 31, 2015 and the period from September 2, 2014 (commencement of operations) to December 31, 2014, the Company has recorded $122,877 and $95,326, respectively, of offering costs on the accompanying Statements of Operations and Statements of Changes in Net Assets, respectively, which is payable to the Adviser. For the period from the Company’s inception to December 31, 2014, the Adviser incurred and paid organization costs of $33,392 on behalf of the Company. For the year ended December 31, 2015, no organization costs were incurred. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $2,342,111 of these costs.

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

For the years ended December 31, 2015 and December 31, 2014, the Company recorded an expense relating to director fees of $1,973 and $643, respectively. As of December 31, 2015, there was $1,973 of expenses payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement was extended through September 30, 2016.

Any expenses waived or reimbursed by the Adviser pursuant to the Expense Limitation Agreement are subject to possible recoupment by the Adviser within three years from the date of the waiver or reimbursement. The recoupment by the Adviser will be limited to the amount of previously waived or reimbursed expenses and cannot cause the Company’s expenses to exceed any expense limitation in place at the time of recoupment or waiver.

Reimbursable Expenses Table

The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, which may become subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expense	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2015	$1,440,686	$309,265	$1,131,421	$23,484	December 31, 2018
September 30, 2015	1,272,439	164,502	1,107,937	434,917	September 30, 2018
June 30, 2015	771,350	98,330	673,020	414,551	June 30, 2018
March 31, 2015	353,760	95,291	258,469	258,469	March 31, 2018

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

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

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

Net Increase from Payments by Affiliates

For the year ended December 31, 2015, the Adviser committed $1,403,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained in the last quarter of the year. Had these payments not been made, the NAV as of December 31, 2015 would have been lower. These payments are shown in the Statements of Operations as net increase from payments by affiliates and are not recoupable.

Note 5—U.S. Federal Income Tax Information

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

As of December 31, 2015 and December 31, 2014, the Company made the following permanent book tax differences and reclasses:

	2015	2014
Paid in capital excess of par value	$(970,505)	$—
Distributions in excess of net investment income	436,059	—
Accumulated realized gains	534,446	—

During the year ended December 31, 2015, the differences between book and tax accounting were due primarily to defaulted bonds and basis adjustments of loan investments.

For the years ended December 31, 2015 and December 31, 2014, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

	2015		2014
Undistributed Ordinary Income	$—		$120,065
Net Tax Appreciation/(Depreciation)	(1,117,550	)(1)	(342,664	)(2)
Other temporary differences	(25,873)		—

(1)	Any differences between book-basis and tax-basis net unrealized appreciation/(depreciation) are primarily due to basis adjustments of loan investments.
(2)	Any differences between book-basis and tax-basis net unrealized appreciation/(depreciation) are primarily due to defaulted bonds accumulated interest.

For the years ended December 31, 2015 and December 31, 2014, the Company had $(356,904) and $0 of capital loss carryovers, respectively.

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2015 and December 31, 2014 were as follows:

Paid Distributions attributable to:	2015	2014
Ordinary Income	$1,183,859	$—
Return of Capital	262,760	—

Unrealized appreciation and depreciation at December 31, 2015 and December 31, 2014, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross Appreciation	Gross (Depreciation)	Net Appreciation/ (Depreciation)	Cost
December 31, 2015	$156,768	$(2,677,318)	$(2,520,550)	$25,124,374
December 31, 2014	137,954	(480,618)	(342,664)	10,649,614

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the years ended December 31, 2015 and December 31, 2014, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

Note 6—Share Repurchase Program

On a quarterly basis, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of the Independent Directors of the Board, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and the 1940 Act. In months in which the Company repurchases shares of common stock, it will conduct repurchases on the same date that it holds its first weekly closing for the sale of shares of common stock in its public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Board, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock at a price equal to 90% of the offering price in effect on each date of repurchase. The Board may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. During the fourth quarter of 2015, the Company notified stockholders of its offer to repurchase shares, but no shares were tendered for repurchase.

Note 7—Credit Facility

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

On January 5, 2016, the Company entered into an amendment to the Credit Facility extending the termination date of the Credit Facility to January 3, 2017. Loans under the Credit Facility will bear interest (at the Company’s election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one, two or three-month LIBOR plus 1.15% per annum. The Company will pay an unused commitment fee of 0.25% per annum on committed but unused amounts under the Credit Facility.

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

As of December 31, 2015, $0 was outstanding under the Credit Facility. The carrying amount outstanding approximates its fair value. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of December 31, 2015, all such financing costs had been amortized to interest expense.

For the year ended December 31, 2015, the components of total interest expense were as follows:

Year Ended December 31, 2015
Direct interest expense	$19,943
Commitment fees	35,292
Amortization of financing costs	25,000

Total interest expense	$80,235

For the year ended December 31, 2015, the average daily amount outstanding was $1,452,055 at a weighted average interest rate of 1.37%.

The Company is required to maintain 300% asset coverage with respect to amounts outstanding under the Credit Facility. Asset coverage is calculated by subtracting the Company’s total liabilities, not including any amount representing bank loans and senior securities, from the Company’s total assets and dividing the result by the principal amount of the borrowings outstanding. As of December 31, 2015, the Company’s debt outstanding was $0.

Note 8—Economic Dependency and Commitments and Contingencies

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

The Company’s organization and offering costs together are limited to 1% of total proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of December 31, 2015, $2,342,111 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2015.

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

Note 9—Market and Other Risk Factors

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

Because loan transactions often take longer to settle than transactions in other securities, the Company may not receive the proceeds from the sale of a loan for a significant period of time. As a result, the Company may maintain higher levels of cash and short-term investments than funds that invest in securities with shorter settlement cycles and/or may use Credit Facility to permit the Company to meet its obligations pending settlement of the sale of portfolio securities, each of which may adversely affect the Company’s performance.

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

Note 10—Financial Highlights

Selected data for a share outstanding throughout the year ended December 31, 2015 and the period ended December 31, 2014 is as follows:

	For the Year Ended December 31, 2015		For the Period Ended December 31, 2014(1)
Common Shares Per Share Operating Performance:
Net Asset Value, Beginning of Period	$8.97		$9.13
Income from Investment Operations:
Net investment income(2)	0.42		0.05
Net realized and unrealized gain (loss)	(0.72)		(0.13)

Total from investment operations	(0.30)		(0.08)

Less Distribution Declared to Common Shareholders:
From net investment income	(0.56)		—
From net realized gains	—		—
From return of capital	(0.13)		—

Total distributions declared to common shareholders	(0.69)		—

Capital share transactions
Offering costs(2)	(0.06)		(0.08)
Issuance of common stock(3)	0.10		—

Net Asset Value, End of Period	$8.02		$8.97
Net Asset Value Total Return(4)	(3.26	)%(5)	(1.75	)%(6)
Ratio and Supplemental Data:
Net assets, end of period (in 000’s)	$22,299		$12,382
Shares outstanding, end of period	2,779,381		1,381,087
Common Share Information at End of Period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses	11.91%		16.45	%(7)
Fees and expenses waived or reimbursed	(9.62)%		(14.61	)%(8)
Net operating expenses	2.29%		1.84	%(7)
Net investment income (loss) before fees waived or reimbursed	(4.64)%		(12.42	)%(7)
Net investment income (loss) after fees waived or reimbursed	4.97%		2.19	%(7)
Ratio of interest and credit facility expenses to average net assets	0.46%		n/a	(8)
Portfolio turnover rate	97%		3	%(6)
Asset coverage ratio	n/a		n/a

(1)	Commenced operations on September 2, 2014.
(2)	Per share data was calculated using weighted average shares outstanding during the period.
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
(4)	Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Adviser not absorbed a portion of expenses, total returns would have been lower.
(5)	For the year ended December 31, 2015, 6.09% of the fund’s total return consists of a voluntary reimbursement by the Adviser for unrealized investment losses, and is included in Net realized and unrealized gain (loss). Excluding this item, total return would have been (9.35)%.
(6)	Not annualized.
(7)	Annualized except for organizational costs.
(8)	Annualized.

Note 11—Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$394,023	$358,233	$341,786	182,742
Total Investment Income per Common Share	0.16	0.16	0.18	0.11
Net investment income	228,391	265,742	301,343	78,699
Net Investment Income per Common Share	0.09	0.12	0.16	0.05
Net realized and unrealized gain (loss)	(68,097)	(877,011)	(827,122)	96,441
Net realized and unrealized gain (loss) per Common Share	(0.03)	(0.40)	(0.43)	0.06
Net increase (decrease) in net assets resulting from operations	160,294	(611,269)	(525,779)	175,140
Basic and Diluted Earnings (Loss) per Common Share	0.06	(0.28)	(0.27)	0.11
Net Asset Value per Common Share at End of Quarter	8.02	8.11	8.53	8.95

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total investment income	$148,241	$585	$—	—
Total Investment Income per Common Share	0.12	0.00 (1)	—	—
Net investment income (loss)	105,374	(44,888)	(2,000)	—
Net Investment Income (Loss) per Common Share	0.08	(0.04)	(0.09)	—
Net realized and unrealized gain (loss)	(332,458)	51,373	—	—
Net realized and unrealized gain (loss) per Common Share	(0.26)	0.05	—	—
Net increase (decrease) in net assets resulting from operations	(227,084)	6,485	(2,000)	—
Basic and Diluted Earnings (Loss) per Common Share	(0.18)	0.01	(0.09)	—
Net Asset Value per Common Share at End of Quarter	8.97	9.14	9.11	—

(1)	Rounds to less than $0.01.

Note 12—Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On January 5, 2016, the Company entered into an amendment to the Credit Facility to, among other things, increase the unused commitment fee from 0.15% to 0.25% and extend the final maturity date to January 3, 2017.

On December 4, 2015, the Board of the Company declared a cash distribution of $0.058 per share of the Company’s common stock, par value $0.001 per share, to be paid on January 29, 2016 to the Company’s stockholders of record on January 22, 2016. Based on the Company’s current public offering price of $9.00 per share, the distribution represents an annualized rate of approximately 7.7%.

On January 8, 2016, the Board of the Company declared a cash distribution of $0.058 per share of the Company’s common stock, par value $0.001 per share, to be paid on February 29, 2016 to the Company’s stockholders of record on February 22, 2016. Based on the Company’s current public offering price of $9.00 per share, the distribution represents an annualized rate of approximately 7.7%.

On February 19, 2016, the Board of the Company declared a cash distribution of $0.058 per share of the Company’s common stock, par value $0.001 per share, to be paid on March 31, 2016 to the Company’s stockholders of record on March 24, 2016. Based on the Company’s current public offering price of $9.00 per share, the distribution represents an annualized rate of approximately 7.7%.

During January and February of 2016, the Adviser made payments of $605,000 and $267,000, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained.

On March 10, 2016, the Company increased its public offering price from $9.00 per share to $9.02 per share. This increase in the public offering price was effective as of our March 10, 2016 closing and first applied to subscriptions received from March 2, 2016 through March 9, 2016. In accordance with our previously disclosed share pricing policy, the new net offering price per share is not more than 2.5% more than our NAV as of March 8, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NexPoint Capital, Inc.:

In our opinion, the accompanying statement of assets and liabilities, including the schedule of investments, and the related statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of NexPoint Capital, Inc. (the “Company”) at December 31, 2015, and the results of its operations, the changes in its net assets and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2015 by correspondence with the custodian and brokers, and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

NexPoint Capital, Inc.

We have audited the accompanying statement of assets and liabilities as of December 31, 2014, including the schedule of investments as of December 31, 2014, of NexPoint Capital, Inc. (the Company), and the related statements of operations, changes in net assets, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NexPoint Capital, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with principles generally accepted in the United States of America.

/s/ RSM US LLP

Chicago, Illinois

March 12, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 4, 2015, the Audit Committee (the “Audit Committee”) of the Board approved the engagement of PwC to serve as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2016 (including to perform the audit of the Company’s financial statements for the fiscal year ending 2015). The selection of PwC does not reflect any disagreements with or dissatisfaction by the Company or the Board with the performance of the Company’s prior independent registered public accounting firm, RSM US LLP (“RSM”). The decision not to renew the engagement of RSM, effective December 4, 2015, and to select PwC was recommended by the Company’s Audit Committee and approved by the Board.

During the fiscal years ended December 31, 2014 and 2013 and the subsequent interim period through December 4, 2015, the Company had (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto with RSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to RSM’s satisfaction, would have caused it to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim period and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2014 and 2013 and the subsequent interim period through December 4, 2015, neither the Company nor anyone on its behalf has consulted with PwC regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, (iii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or (iv) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

For more information, please refer to the Company’s 8-K and amended 8-K filings with the SEC as filed on December 10, 2015 and December 11, 2015, respectively.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the Board, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework issued in 1992. Based on the assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls Over Financial Reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, or fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

(1)	Financial Statements—Refer to Item 8 starting on page 93.

(2)	Financial Statement Schedules—None

(3)	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with Supplement No. 1 to the Company’s Prospectus dated October 14, 2014 (File No. 333-196096) filed on November 4, 2014)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit (g) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 2, 2014)

10.2	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(2) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.3	Dealer Manager Agreement (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on August 18, 2014)

10.4	Form of Participating Broker–Dealer Agreement (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on August 18, 2014)

10.5	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.6	Form of Agency Agreement (Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.7	Form of Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Form of Escrow Agreement (Incorporated by reference to Exhibit (k)(5) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on August 18, 2014)

Number	Description

10.9	Form of Expense Limitation Agreement (Incorporated by reference to Exhibit (k)(6) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 2, 2014)

10.10	Credit Agreement, dated January 6, 2015, among the Company, State Street Bank and Trust Company and the other lending institution party thereto, and State Street Bank and Trust Company, as agent (the “Credit Agreement”) (Incorporated by reference to Exhibit (k)(7) to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 1, 2015)

10.11*	Amendment No. 1 to the Credit Agreement, dated as of January 5, 2016*

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit (r)(2) to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K, filed on March 12, 2014)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: March 11, 2016	By:	/s/ Brian Mitts
	Name:	Brian Mitts
	Title:	Chief Financial Officer

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

Signature	Title	Date

/s/ James D. Dondero James D. Dondero	President (Principal Executive Officer)	March 11, 2016

/s/ Brian Mitts Brian Mitts	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2016

/s/ Dr. Bob Froehlich Dr. Bob Froehlich	Director	March 11, 2016

/s/ John Honis John Honis	Director	March 11, 2016

/s/ Timothy K. Hui Timothy K. Hui	Director	March 11, 2016

/s/ Ethan K. Powell Ethan K. Powell	Director	March 11, 2016

/s/ Bryan A. Ward Bryan A. Ward	Director	March 11, 2016