Form 10-Q
period 2016-03-31
NexPoint Capital, Inc.
filed 2016-05-13
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 13, 2016, the Registrant had 4,152,849 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value (cost of $32,659,820 and $25,775,348, respectively)	$31,271,267	$22,603,824
Cash and cash equivalents	6,209,911	7,350,748
Restricted cash	1,142,541	—
Receivable for investments sold	2,032,573	499,375
Receivable for common stock sold	2,800	183,700
Due from broker	62,638	—
Interest receivable	381,948	204,157
Receivable from Adviser(1)	4,084,321	3,096,979
Other receivables	81,608	81,258
Prepaid expenses	3,289	3,392
Capitalized offering costs	55,323	—

Total assets	45,328,219	34,023,433

Liabilities
Credit facility payable(2)	3,600,000	—
Securities sold short, at value (cost of $165,454)(3)	204,000	—
Payable for investments purchased	10,832,244	11,465,326
Repurchased shares payable	27,631	—
Directors’ fees payable(1)	828	483
Interest expense and commitment fees payable	17,392	—
Accrued expenses and other liabilities	185,583	258,745

Total liabilities	14,867,678	11,724,554

Commitments and Contingencies ($2,512,725 and $2,342,111, respectively)(4)
Net Assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 3,506,963 and 2,779,381 shares issued and outstanding, respectively)	3,507	2,779
Paid-in capital in excess of par	29,879,063	23,796,427
Accumulated net realized gain (loss)	(193,728)	346,096
Distributions in excess of net investment income	(76,202)	(77,899)
Net unrealized appreciation (depreciation) on investments and securities sold short (including net increase from amounts committed by affiliates of $2,275,000 and $1,403,000, respectively)	847,901	(1,768,524)

Total net assets	$30,460,541	$22,298,879

Net asset value per share of common stock	$8.69	$8.02

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 7 for a discussion of credit facility.
(3)	See Note 2 for a discussion of securities sold short.
(4)	See Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment income:
Interest	$642,176	$182,371
Dividend income	33,257	—
Other fee income	—	371

Total investment income	675,433	182,742

Expenses:
Investment advisory fees(1)	171,353	97,408
Legal fees	65,078	81,144
Stock transfer fee	61,451	14,370
Custodian and accounting service fees	54,533	77,236
Audit and tax fees	48,175	125,094
Administration fees(1)	34,268	19,482
Reports to stockholders	26,353	51,786
Interest expense and commitment fees(2)	22,183	—
Amortized offering costs	5,834	—
Other expenses	5,110	12,543
Directors’ fees(1)	847	339

Total expenses	495,185	479,402
Expenses waived or reimbursed by the Adviser(1)	(362,725)	(375,359)

Net expenses	132,460	104,043

Net investment income	542,973	78,699

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments and securities sold short	(539,824)	(967)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	1,744,425	97,408
Net increase from amounts committed by affiliates(1)	872,000	—

Net realized and unrealized gains (losses)	2,076,601	96,441

Net increase in net assets resulting from operations	$2,619,574	$175,140

Per share information—basic and diluted per common share
Net investment income:	$0.18	$0.05
Earnings per share:	$0.86	$0.11
Weighted average shares outstanding:	3,053,707	1,590,581
Distributions declared per share:	0.17	0.17

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 7 for a discussion of credit facility.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$542,973	$78,699
Net realized gain (loss) on investments and securities sold short	(539,824)	(967)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	1,744,425	97,408
Net increase from amounts committed by affiliates(1)	872,000	—

Net increase in net assets resulting from operations	2,619,574	175,140

Distributions to stockholders:
Net investment income	(541,276)	(273,978)

Total distributions to stockholders	(541,276)	(273,978)

Capital share transactions:
Issuance of common stock	5,656,146	3,755,040
Issuance of common shares pursuant to distribution reinvestment plan	459,596	273,608
Offering costs	—	(40,286)
Repurchase of common stock	(32,378)	—

Net increase in net assets resulting from capital transactions	6,083,364	3,988,362

Total increase in net assets	8,161,662	3,889,524
Net assets at beginning of period	22,298,879	12,382,328

Net assets at end of period	$30,460,541	$16,271,852

Distributions in excess of net investment income	$(76,202)	$(136,793)
Changes in common shares
Issuance of common stock	675,955	408,157
Reinvestment of common stock	54,859	29,740
Repurchase of common stock	(3,232)	—

Net increase in common shares	727,582	437,897

(1)	See Note 4 for a discussion of related party transactions and arrangements.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows Used in Operating Activities
Net increase in net assets resulting from operations	$2,619,574	$175,140
Adjustments to Reconcile Net Decrease in Net Assets Resulting from Operations to Net Cash Used in Operating Activities:
Purchases of investment securities	(15,827,260)	(6,383,750)
Proceeds from securities sold short	165,454	—
Proceeds from sales and principal repayments of investment securities	8,437,380	62,416
Net realized (gain) loss on investments	539,824	967
Net change in unrealized (appreciation) depreciation on investments	(1,744,425)	(97,408)
Amortization of premium/discount, net	(34,416)	(2,117)
Amortization of capitalized offering costs	5,834	—
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(1,533,198)	(261,280)
(Increase) decrease in due from broker	(62,638)	—
(Increase) decrease in interest receivable	(177,791)	(55,108)
(Increase) decrease in receivable from Adviser	(987,342)	(218,333)
(Increase) decrease in other receivables	(350)	—
(Increase) decrease in prepaid expenses	103	(13,925)
(Increase) decrease in due from affiliates	—	859,935
(Increase) decrease in restricted cash	(1,142,541)	—
Increase (decrease) in payable for investments purchased	(633,082)	2,989,424
Increase (decrease) in directors’ fees payable	345	(27)
Increase (decrease) in interest expense and commitment fees payable	17,392	—
Increase (decrease) in accrued expenses and other liabilities	(73,162)	(3,921)

Net cash flow used in operating activities	(10,430,299)	(2,947,987)

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock, net of receivable for common stock sold	5,837,046	3,755,040
Repurchase of common stock, net of payable	(4,747)	—
Distributions paid in cash	(81,680)	(71)
Offering costs paid, net of due to Adviser	(61,157)	(40,286)
Borrowings under credit facilities	3,600,000	2,500,000

Net cash flow provided by financing activities	9,289,462	6,214,683

Net increase (decrease) in cash and cash equivalents	(1,140,837)	3,266,696
Cash and cash equivalents
Beginning of the period	7,350,748	5,899,369

End of the period	$6,209,911	$9,166,065

Supplemental Disclosure and Non-Cash Financing Activities
Cash paid during the period for interest	$4,895	$—
Reinvestment of distributions paid	$459,596	$273,608

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

March 31, 2016

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 60.0%(4)
Energy – 0.3%
Fieldwood Energy LLC Second Lien Term Loan(5)	L + 712.5	1.25%	9/30/2020	$500,000	$504,004	$92,500

Health Care – 34.8%
Getty Images, Inc. Term Loan(6)	L + 350	1.00%	10/18/2019	997,423	673,260	746,112
Onex Carestream Finance LP Second Lien Term Loan(7)	L + 850	1.00%	12/7/2019	966,155	975,756	803,518
Radnet, Inc. Second Lien Term Loan(6) (7)	L + 700	1.00%	3/25/2021	4,990,625	4,829,556	4,603,851
U.S. Renal Care, Inc. Second Lien Term Loan(6)	L + 800	1.00%	12/31/2023	4,500,000	4,411,747	4,443,750

						10,597,231

Retail – 6.4%
Toys ‘R’ Us-Delaware, Inc.(6)	L + 875	1.00%	4/24/2020	2,400,771	1,906,437	1,949,618

Service – 11.2%
Advantage Sales & Marketing Inc. Second Lien Term Loan(7)	L + 650	1.00%	7/25/2022	500,000	497,313	455,312
Weight Watchers International, Inc.(6) (8)	L + 325	.75%	4/2/2020	3,989,717	2,633,213	2,964,360

						3,419,672

Technology – 4.0%
EVERGREEN SKILLS LUX S A R L (6)	L + 475	1.00%	4/28/2021	1,500,000	1,215,000	1,209,998

Utility – 3.3%
Texas Competitive Electric Holdings Company, LLC (TXU) Extended Term Loan(9) (10)	L + 450		10/10/2017	3,500,000	1,996,125	1,015,000

Total Senior Secured Loans						18,284,019

Convertible Bonds – 1.8%
Health Care – 1.8%
Fluidigm Corp.(6)	2.750%		2/1/2034	1,000,000	560,000	555,000

Total Convertible Bonds						555,000

Corporate Bonds – 30.6%
Health Care – 27.6%
CHS/Community Health Systems, Inc.(6)	6.875%		2/1/2022	2,000,000	1,815,000	1,815,000
Ortho-Clinical Diagnostics(11)	6.625%		5/15/2022	5,717,000	5,247,730	4,280,604
Valeant Pharmaceuticals International, Inc.(11)	6.125%		4/15/2025	3,000,000	2,565,292	2,317,500

						8,413,104

Retail – 3.0%
Guitar Center, Inc.(11)	6.500%		4/15/2019	1,000,000	855,184	905,000

Total Corporate Bonds						9,318,104

Asset-Backed Securities – 5.6%
Financials – 5.6%
CIFC Funding 2015-I Ltd.(11) (12) (16)			1/22/2027	550,000	437,250	427,130
Grayson Investor Corp.(11) (12) (16)			11/1/2021	800	456,000	250,000
PAMCO CLO PAMCO 1997 1A B(10) (11) (12) (13)	7.910%		8/6/2049	1,443,831	830,203	1,022,665

						1,699,795

Total Asset-Backed Securities						1,699,795

				Shares
Common Stocks – 0.2%
Chemicals – 0.2%
MPM Holdings, Inc.(12) (14)				8,500	250,750	59,500

Total Common Stocks						59,500

Warrants – 4.5%
Health Care – 4.5%
Galena Biopharma, Inc.(6) (13) (14)			1/12/2021	1,500,054	—	1,354,849

Total Warrants						1,354,849

Total Investments- 102.7%					$32,659,820	$31,271,267

Portfolio Company(1)(2)				Shares		Fair Value
Securities Sold Short – (0.7%)
Common Stocks – (0.7%)
Health Care – (0.7%)
Galena Biopharma, Inc.(15)				150,000		$(204,000)

						(204,000)

Total Common Stocks						(204,000)

Total Securities Sold Short (proceeds $165,454)						$(204,000)

Other Assets & Liabilities, net- (2.0%)						$(606,726)

Net Assets- 100.0%						$30,460,541

NexPoint Capital, Inc.

Schedule of Investments (continued)

March 31, 2016

(Unaudited)

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
(2)	All investments are denominated in United States Dollars and domiciled in the United States.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at March 31, 2016. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(5)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at March 31, 2016 was 0.90%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at March 31, 2016, the prevailing rate in effect at March 31, 2016 was the interest rate spread plus the LIBOR floor.
(6)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(7)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at march 31, 2016 was 0.63%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at March 31, 2016, the prevailing rate in effect at March 31, 2016 was the interest rate spread plus the LIBOR floor.
(8)	The Company views Weight Watchers to be included in the Healthcare Industry as defined in the Company’s organizational documents. If this classification were reflected, value and percentage of the healthcare sector under Senior Secured Loans would increase to $13,561,591 and 44.5%, respectively.
(9)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2016 was 0.44%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at March 31, 2016, the prevailing rate in effect at March 31, 2016 was the interest rate spread plus the LIBOR floor.
(10)	The issuer is, or is in danger of being, in default of its payment obligation. However, adequate protection or other payments are being made by the issuer.
(11)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of March 31, 2016, these securities amounted to $9,202,899, or 30.2% of net assets.
(12)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 5.8% of the Company’s total assets as of March 31, 2016.
(13)	Represents Fair Value as determined by the Fund’s Board of Trustees (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. Securities with a total aggregate value of $2,377,514, or 7.8% of net assets, were fair valued under the Fund’s valuation procedures as of March 31, 2016.
(14)	Non-income producing security.
(15)	No dividend payable on security sold short.
(16)	The investment is considered to be the equity tranche of the issuer.

NexPoint Capital, Inc.

Schedule of Investments

December 31, 2015

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 64.4%(4)
Energy – 0.4%
Fieldwood Energy LLC Second Lien Term Loan(5)	L+712.5	1.25%	9/30/2020	$500,000	$504,186	$79,750

Health Care – 58.5%
Onex Carestream Finance LP Second Lien Term Loan(6)	L+850	1.00%	12/7/2019	966,155	976,300	862,294
Radnet, Inc. Second Lien Term Loan(6)(7)	L+700	1.00%	3/25/2021	4,990,625	4,826,311	4,766,047
Surgery Center Holdings, Inc. Second Lien Term Loan(7)(8)	L+750	1.00%	11/3/2021	3,131,888	3,108,257	2,975,293
U.S. Renal Care, Inc. Second Lien Term Loan(7)	L+800	1.00%	12/31/2023	4,500,000	4,410,000	4,438,125

						13,041,759

Service – 2.0%
Advantage Sales & Marketing Inc. Second Lien Term Loan(6)	L+650	1.00%	7/25/2022	500,000	497,230	451,070

Utility – 3.5%
Texas Competitive Electric Holdings Company, LLC (TXU) Extended Term Loan(8)(9)	L+450		10/10/2017	2,500,000	1,688,375	783,750

Total Senior Secured Loans						14,356,329

Corporate Bonds – 29.7%
Health Care – 29.7%
Ortho-Clinical Diagnostics(10)	6.625%		5/15/2022	5,717,000	5,233,130	3,930,437
Valeant Pharmaceuticals International, Inc.(10)	6.125%		4/15/2025	3,000,000	2,557,357	2,685,000

						6,615,437

Total Corporate Bonds						6,615,437

Asset-Backed Securities – 6.9%
Financials – 6.9%
CIFC Funding 2015-I Ltd.(10)(11)(12)				550,000	437,250	437,250
Grayson Investor Corp.(10)(11)(12)				800	455,999	277,480
PAMCO CLO PAMCO 1997 1A B(10)(11)	7.910%		8/6/2009	1,443,831	830,203	830,203

						1,544,933

Total Asset-Backed Securities						1,544,933

				Shares
Common Stocks – 0.4%
Chemicals – 0.4%
MPM Holdings, Inc.(11)				8,500	250,750	87,125

Total Common Stocks						87,125

Total Investments- 101.4%					$25,775,348	$22,603,824

Other Assets & Liabilities, net- (1.4%)						$(304,945)

Net Assets- 100.0%						$22,298,879

NexPoint Capital, Inc.

Schedule of Investments (continued)

December 31, 2015

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
(2)	All investments are denominated in United States Dollars and domiciled in the United States.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2015. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(5)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the interest rate spread plus the LIBOR floor.
(6)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the interest rate spread plus the LIBOR floor.
(7)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(8)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the interest rate spread plus the LIBOR floor.
(9)	The issuer is, or is in danger of being, in default of its payment obligation. However, adequate protections payments are being made by the issuer.
(10)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2015, these securities amounted to $8,160,370, or 36.6% of net assets.
(11)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 7.3% of the Company’s total assets as of December 31, 2015.
(12)	The investment is considered to be the equity tranche of the issuer.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements is not required for interim financial statements and has been condensed or omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2016.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $6,209,911 and $7,350,748, respectively. As of March 31, 2016 and December 31, 2015, $6,209,902 and $7,350,745 was held as State Street Institutional Reserves, and $9 and $3 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Proceeds from securities sold short and cash held as collateral for securities sold short of $1,142,541 was classified as restricted cash on the Statements of Assets and Liabilities as of March 31, 2016. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable.

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

Other Fee Income

Fee income may consist of origination/closing fee, amendment fee, administrative agent fee, transaction break-up fee and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three months ended March 31, 2016 and March 31, 2015, the Company recognized $0 and $371 of fee income, respectively.

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

The Company determines the net asset value of its investment portfolio each quarter, or more frequently as needed. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the board of directors of the Company (the “Board”) or by the Adviser, pursuant to board-approved procedures. In connection with that determination, the Company will provide the Board with portfolio company valuations which are based on relevant inputs, including indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

As of March 31, 2016, the Company held investments in Galena BioPharma Inc. warrants and in PAMCO CLO 1997-1A B, at a market value of $1,354,849 and $1,022,665, respectively for which current, reliable market quotations were not available.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, in the Company’s financial statements. Below is a description of factors that the valuation committee and the Board may consider when valuing the Company’s debt and equity investments.

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

The Company’s equity investments in portfolio companies for which there is no liquid public market will be valued at fair value. The valuation committee and the Board, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

The valuation committee and the Board may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The valuation committee and the Board may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price.

If the Company receives warrants or other equity-linked securities at nominal or no additional cost in connection with an investment in a debt security, the Company will allocate the cost basis in the investment between the debt securities and any such warrants or other equity-linked securities received at the time of origination. The valuation committee and the Board will subsequently value these warrants or other equity-linked securities received at fair value.

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

To the extent that the Company holds investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, the valuation committee utilizes an independent third-party valuation service to value such investments.

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

As of March 31, 2016, the Company’s investments consisted of senior secured loans, corporate bonds, asset-backed securities, common stocks, securities sold short and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$92,500	$—	$92,500
Health Care	—	6,153,481	4,443,750	10,597,231
Retail	—	1,949,618	—	1,949,618
Service	—	3,419,672	—	3,419,672
Technology	—	1,209,998	—	1,209,998
Utility	—	1,015,000	—	1,015,000
Convertible Bonds	—	555,000	—	555,000
Corporate Bonds	—	9,318,104	—	9,318,104
Asset – Backed Securities	—	677,130	1,022,665	1,699,795
Common Stock		—	59,500	59,500
Warrants	—	—	1,354,849	1,354,849

Total Assets	$—	$24,390,503	$6,880,764	$31,271,267

Liabilities
Common Stock
Healthcare	$(204,000)	$—	$—	$(204,000)

Total Liabilities	$(204,000)	$—	$—	$(204,000)

Total Investments net of Securities Sold Short	$(204,000)	24,390,503	6,880,764	$31,067,267

	December 31, 2015
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$79,750	$—	$79,750
Health Care	—	8,603,634	4,438,125	13,041,759
Service	—	451,070	—	451,070
Utility	—	783,750	—	783,750
Corporate Bonds	—	6,615,437	—	6,615,437
Asset–Backed Securities	—	1,544,933	—	1,544,933
Common Stock
Chemicals	—	—	87,125	87,125

Total Assets	$—	$18,078,574	$4,525,250	$22,603,824

Liabilities
Common Stock
Healthcare	$—	$—	$—	$—

Total Liabilities	$—	$—	$—	$—

Total Investments net of Securities Sold Short	$—	$18,078,574	$4,525,250	$22,603,824

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2016.

Investments:	Balance as of December 31, 2015	Transfers into Level 3	Transfer out of Level 3	Net Amortization (Accretion) of Premium/ (Discount)	Net Realized Gains/ (Losses)	Net Change in Unrealized Gains/ (Losses)	Purchases	(Sales and Redemptions)	Balance as of March 31, 2016	Change in Unrealized Gain/(Loss) on Level 3 securities still held at period end
Senior Secured Loans
Health Care	$4,438,125	$—	$—	$1,747	$—	$3,878	$—	$—	$4,443,750	$3,878
Asset – Backed Securities	—	1,022,665	—	—	—	—	—	—	1,022,665	—
Common Stocks
Chemicals	87,125	—	—	—	—	(27,625)	—	—	59,500	(27,625)
Warrants
Healthcare	—	—	—	—	—	1,354,849	—	—	1,354,849	1,354,849

Total	$4,525,250	$1,022,665	$—	$1,747	$—	$1,331,102	$—	$—	$6,880,764	$1,331,102

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2015.

Investments:	Balance as of December 31, 2014	Transfers into Level 3	Transfer out of Level 3	Net Amortization (Accretion) of Premium/ (Discount)	Net Realized Gains/ (Losses)	Net Change in Unrealized Gains/ (Losses)	Purchases	(Sales and Redemptions)	Balance as of March 31, 2015	Change in Unrealized Gain/(Loss) on Level 3 securities still held at period end
Senior Secured Loans
Health Care	$2,912,710	$—	$(1,922,022)	$430	$(418)	$36,480	$1,003,750	$(33,845)	$1,997,085	$36,480
Service	497,343	—	(471,566)	(357)	(549)	3,700	—	(28,571)	—	3,700
Technology	1,007,505	—	—	(53)	—	363	—	—	1,007,815	363

Total	$4,417,558	$—	$(2,393,588)	$20	$(967)	$40,543	$1,003,750	$(62,416)	$3,004,900	$40,543

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 3 to Level 2 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. Transfers from Level 2 to Level 3 are due to a decrease in market activity, which resulted in a decrease of available market inputs to determine price, of which $1,022,665 was transferred in as of March 31, 2016.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of March 31, 2016 and December 31, 2015:

Investment	Fair Value at March 31, 2016(1)	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (weighted average)
Senior Secured Loans	$4,443,750	Third Party Pricing Vendor	N/A	N/A
Equity	59,500	Third Party Pricing Vendor	N/A	N/A
Warrants	1,354,849	Black-Scholes Option Pricing	Volatility	90%
Asset-Backed Securities	1,022,665	Discounted Cash Flow	Discount Rate	20.85%

Total	$6,880,764

(1)	Included within level 3 Assets of $6,880,764, are the amounts of $1,354,849 and $1,022,665, for Galena BioPharma, Inc. and PamCo CLO, respectively, for which current, reliable market quotations were not available.

Investment	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (weighted average)
Senior Secured Loans	$4,438,125	Third Party Pricing Vendor	N/A	N/A
Equity	87,125	Third Party Pricing Vendor	N/A	N/A

Total	$4,525,250

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

Investment Transactions

Investment transactions are accounted for on trade date. Realized gains/(losses) on investments sold are recorded on the basis of specific identification method for both financial statement and U.S. federal income tax purposes. Payable for investments purchased and receivable for investments sold on the Statements of Assets and Liabilities, if any, represents the cost of purchases and proceeds from sales of investment securities, respectively, for trades that have been executed but not yet settled. Due from Broker, if any, represents certain receivables from counterparties related to principal paydowns among other things.

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

Organization Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2016 and March 31, 2015, the Adviser did not incur or pay organization costs on our behalf. For the period from our inception to March 31, 2016, the Adviser incurred and paid organization costs of $33,392 on our behalf. Currently, the total amount of organization and offering costs exceeds 1% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by the Adviser on our behalf are more than 1% of total proceeds at the end of this offering, the Adviser will forfeit the right to reimbursement of such costs that exceed 1% of total proceeds.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock. Through December 31, 2015, offering costs were paid by the Adviser and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds were raised and the costs became payable to the Adviser. After December 31, 2015, offering costs that become payable are now properly presented as capitalized and amortized to expense over one year. Offering costs, together with organization costs, are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2016 the Adviser incurred and paid offering costs of $231,772, and for the three months ended March 31, 2015, the Adviser incurred and paid offering costs of $288,286, on our behalf. For the three months ended March 31, 2015, the Company recorded $40,286 of offering costs on the Statements of Changes in Net Assets, which was payable to the Adviser. For the three months ended March 31, 2016, the Company capitalized $61,157 of offering costs, which will be amortized over one year. Of this amount, $5,834 was amortized to expense during the three months ended March 31, 2016, and $55,323 remains on the Statement of Assets and Liabilities as of March 31, 2016.

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the three months ended March 31, 2016 and March 31, 2015. Selling commissions or fees of $443,198 and $57,110 were paid for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three Months Ended
Basic and diluted	March 31, 2016	March 31, 2015
Net increase/(decrease) in net assets from operations	$2,619,574	$175,140
Weighted average common shares outstanding	3,053,707	1,590,581
Earnings (loss) per common share-basic and diluted	0.86	0.11

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments (Subtopic 825-10): Recognition and measurement of Financial Assets and Liabilities. The amendments in this update makes improvements to the requirements for accounting for equity investments and simplifying the impairment assessment of equity investments. For public entities this update will be effective for fiscal years beginning after December 15, 2017. For all other entities, this update will be effective for fiscal years beginning after December 31, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on its financial position.

In March 2016, the FASB issued Accounting Standards Update 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this update clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. For public entities this update will be effective for interim periods and fiscal years beginning after December 15, 2016. For all other entities, this update will be effective for fiscal years beginning after December 31, 2017, and for interim periods within fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance on its financial position.

The Company generally intends to take advantage of the extended transition period available to emerging growth companies to comply with new or revised accounting standards until those standards are applicable to private companies.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s investments by industry classification at fair value at March 31, 2016:

	Fair Value	Percentage
Assets
Healthcare(1)	$20,920,184	67.3%
Service(1)	3,419,672	11.0%
Retail	2,854,618	9.2%
Financials	1,699,795	5.5%
Technology	1,209,998	3.9%
Utility	1,015,000	3.3%
Energy	92,500	0.3%
Chemicals	59,500	0.2%

Total Assets	$31,271,267	100.7%

Liabilities
Healthcare	(204,000)	(0.7)%

Total Liabilities	(204,000)	(0.7)%

Total Investments net of Securities Sold Short	$31,067,267	100.0%

(1)	Weight Watchers is currently included in the Service sector, but the Company views Weight Watchers to be related to the Healthcare Industry as defined in the Company’s organizational documents. If this classification change were reflected, the value and percentage of the Healthcare sector would increase to $23,884,544 and 76.9%, respectively. The value and percentage of the Service sector would decrease to $455,312 and 1.5%, respectively.

The following table shows the composition of the Company’s investments by industry classification at fair value at December 31, 2015:

	Fair Value	Percentage
Assets
Healthcare	$19,657,196	87.0%
Financials	1,544,933	6.8%
Utility	783,750	3.5%
Service	451,070	2.0%
Chemicals	87,125	0.4%
Energy	79,750	0.3%

Total Assets	$22,603,824	100.0%

Liabilities	—	—%

Total Liabilities	—	—%

Total Investments net of Securities Sold Short	$31,067,267	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of March 31, 2016:

	Amortized Cost	Fair Value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$8,424,036	$7,885,087	25.4%
Senior Secured Loans - Second Lien	11,218,375	10,398,932	33.4%
Corporate Bonds	10,483,206	9,318,104	30.0%
Asset-Backed Securities	1,723,453	1,699,795	5.5%
Warrants	—	1,354,849	4.4%
Sovereign Bonds	560,000	555,000	1.8%
Common Stocks	250,750	59,500	0.2%

Total Assets	$32,659,820	$31,271,267	100.7%

Liabilities
Common Stocks - Short	$(165,454)	$(204,000)	(0.7)%

Total Liabilities	$(165,454)	$(204,000)	(0.7)%

Total Investments net of Securities Sold Short	$32,494,366	$31,067,267	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of December 31, 2015:

	Amortized Cost	Fair Value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$1,688,375	$783,750	3.5%
Senior Secured Loans - Second Lien	14,322,284	13,572,579	60.0%
Corporate Bonds	7,790,487	6,615,437	29.3%
Asset-Backed Securities	1,723,452	1,544,933	6.8%
Common Stocks	250,750	87,125	0.4%

Total Assets	$25,775,348	$22,603,824	100.0%

Liabilities
Common Stocks - Short	$—	$—	—%

Total Investments net of Securities Sold Short	$25,775,348	$22,603,824	100.0%

The following table shows the composition of the Company’s investments by geographic classification at March 31, 2016:

Geography	Fair Value	Percentage
Assets
Luxembourg(1)	$1,209,998	3.9%
United States	30,061,269	96.8%

Total Assets	$31,271,267	100.7%

Liabilities
United States	$(204,000)	(0.7)%

Total Liabilities	$(204,000)	(0.7)%

Total Investments net of Securities Sold Short	$31,067,267	100.0%

(1)	Investment denominated in USD

The following table shows the composition of the Company’s investments by geographic classification at December 31, 2015:

Geography	Fair Value	Percentage
Assets
United States	$22,603,824	100.0%

Total	$22,603,824	100.0%

Liabilities
United States	$—	—%

Total	$—	—%

Total Investments net of Securities Sold Short	$22,603,824	100.0%

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

For the three months ended March 31, 2016 and March 31, 2015, the Company incurred investment advisory fees payable to the Adviser of $171,353 and $97,408, respectively, which were voluntarily waived. These waived fees are not subject to recoupment by the Adviser.

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

For the three months ended March 31, 2016 and March 31, 2015, the Company incurred no incentive fees.

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

For the three months ended March 31, 2016 and March 31, 2015, the Company incurred administration fees payable to the Adviser of $34,268 and $19,482, respectively, which were voluntarily waived and are not subject to recoupment.

Organization and Offering Costs

The Adviser has funded the Company’s offering costs and organization costs in the amount of $231,772 and $288,286 for the three months ended March 31, 2016 and March 31, 2015, respectively. Currently, the cumulative aggregate amount of $2,825,477 of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, for the three months ended March 31, 2015, the Company recorded $40,286 of offering costs on the accompanying Statements of Changes in Net Assets, which was payable to the Adviser. For the three months ended March 31, 2016, the Company capitalized $61,157 of offering costs, which will be amortized over one year. Of this amount, $5,834 was amortized to expense during the three months ended March 31, 2016, and $55,323 remains on the Statement of Assets and Liabilities as of March 31, 2016. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $2,512,725 of these costs.

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

For the three months ended March 31, 2016 and March 31, 2015, the Company recorded an expense relating to director fees of $847 and $339, respectively. As of March 31, 2016, there was $828 of expenses payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement was extended through April 30, 2017.

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

The Adviser has funded our offering costs in the amount of $231,772 for three months ended March 31, 2016, and $288,286 for the three months ended March 31, 2015. Currently, the cumulative aggregate amount of $2,825,477 of organization and offering costs exceed 1% of total proceeds raised. Accordingly, we have only recorded $311,037 payable to the Adviser. To the extent we are unable to raise sufficient capital such that the expenses paid by the Adviser on our behalf are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $2,512,725 of these costs.

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of March 31, 2016 are $1,694,876. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of March 31, 2016, which may become subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expense	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
March 31, 2016	$259,420	$102,319	$157,101	$157,101	March 31, 2019

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

Period Ended	Yearly Cumulative Other Expense	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2014	$463,302	$56,948	$406,354	$321,712	December 31, 2017
September 30, 2014	98,723	14,081	84,642	84,642	September 30, 2017

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Net Increase from Payments by Affiliates

For the three months ended March 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. Had these commitments not been made, the NAV as of March 31, 2016 would have been lower. These commitments are shown in the Statements of Operations as net increase from payments by affiliates and are not recoupable.

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

Unrealized appreciation and depreciation at March 31, 2016 and December 31, 2015, based on cost of investments for U.S. federal income tax purposes was:

	Gross Appreciation	Gross (Depreciation)	Net Appreciation/ (Depreciation)(1)	Cost
March 31, 2016	$2,076,310	(3,484,862)	(1,408,552)	32,659,820
December 31, 2015	156,768	(2,677,318)	(2,520,550)	25,124,374

(1)	Any differences between book-basis and tax-basis net unrealized appreciation/(depreciation) are primarily due to CLO investments and organizational costs.

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the three months ended March 31, 2016 and the three months ended March 31, 2015, the Company did not incur any interest or penalties. Furthermore, the company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

Note 6 — Share Repurchase Program

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

The Company conducted its quarterly tender offer from March 4, 2016, until expiration of the tender offer on March 31, 2016, at 5:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 3,232 shares of the Company were tendered for repurchase, constituting approximately 0.09% of the Company’s outstanding shares.

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

For the three months ended March 31, 2016 and March 31, 2015, the components of total interest expense were as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Direct interest expense	$7,907	$0
Commitment fees	14,276	8,750
Amortization of financing costs	0	0

Total interest expense	$22,183	$8,750

For the three months ended March 31, 2016, the average daily amount outstanding was $1,969,231 at a weighted average interest rate of 1.61%.

The Company is required to maintain 300% asset coverage with respect to amounts outstanding under the Credit Facility. Asset coverage is calculated by subtracting the Company’s total liabilities, not including any amount representing bank loans and senior securities, from the Company’s total assets and dividing the result by the principal amount of the borrowings outstanding. As of March 31, 2016, the Company’s debt outstanding was $3,600,000.

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

The Company’s organization and offering costs together are limited to 1% of total proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of March 31, 2016, $2,512,725 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2016.

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

Note 10 — Financial Highlights

Selected data for a share outstanding throughout the three months ended March 31, 2016 and March 31, 2015 is as follows:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2016		March 31, 2015
	(Unaudited)		(Unaudited)
Common Shares Per Share Operating Performance:
Net Asset Value, Beginning of Period	$8.02		$8.97
Income from Investment Operations:
Net investment income(1)	0.18		0.05
Net realized and unrealized gain (loss)	0.35		0.06
Payments by affiliates	0.29		0.00

Total from investment operations	0.82		0.11

Less Distribution Declared to Common Shareholders:
From net investment income	(0.17)		(0.17)
From net realized gains	—		—

Total distributions declared to common shareholders	(0.17)		(0.17)

Capital share transactions
Offering costs(1)	0.00		(0.03)
Issuance of common stock(2)	0.02		0.07
Shares Tendered(1)	(0.00	)(3)	—
Net Asset Value, End of Period	$8.69		$8.95
Net Asset Value Total Return(4)(6)	10.53	%(5)	(0.22)%
Ratio and Supplemental Data:
Net assets, end of period (in 000’s)	$30,461		$16,272
Shares outstanding, end of period	3,506,963		1,818,984
Common Share Information at End of Period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(7)	7.92%		13.61%
Fees and expenses waived or reimbursed(7)	(5.80)%		(10.66)%
Net operating expenses(7)	2.12%		2.95%
Net investment income (loss) before fees waived or reimbursed(7)	2.88%		(8.42)%
Net investment income (loss) after fees waived or reimbursed(7)	8.69%		2.23%
Ratio of interest and credit facility expenses to average net assets(7)	0.35%		n/a
Portfolio turnover rate(6)	31%		—	%(8)
Asset coverage ratio	946		751

(1)	Per share data was calculated using weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(3)	Amount rounds to less than $0.005 per share.
(4)	Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Adviser not absorbed a portion of expenses, total returns would have been lower.
(5)	For the three months ended March 31, 2016, 3.17% of the fund’s total return consists of a voluntary reimbursement by the adviser for unrealized investment losses, and is included in Net realized and unrealized gain (loss). Excluding this item, total return would have been 7.36%.
(6)	Not annualized.
(7)	Annualized.
(8)	Amount rounds to less than 0.5%.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On March 22, 2016, the Board declared a cash distribution of $0.058 per share of the Company’s common stock, par value $0.001 per share, to be paid on April 29, 2016 to the Company’s stockholders of record on April 22, 2016. Based on the Company’s current public offering price of $9.31 per share, the distribution represents an annualized rate of approximately 7.5%.

On April 6, 2016, the Company increased its public offering price from $9.31 per share to $9.50 per share. The increase in the public offering price was effective as of the Company’s April 6, 2016 closing and first applied to subscriptions received from March 29, 2016 through April 5, 2016.

On April 13, 2016, the Company increased its public offering price from $9.50 per share to $9.64 per share. The increase in the public offering price was effective as of the Company’s April 13, 2016 closing and first applied to subscriptions received from April 6, 2016 through April 12, 2016.

On April 20, 2016, the Company increased its public offering price from $9.64 per share to $9.83 per share. The increase in the public offering price was effective as of the Company’s April 20, 2016 closing and first applied to subscriptions received from April 13, 2016 through April 19, 2016.

On April 20, 2016, the Company began declaring dividends weekly, effective May 1, 2016, and the Board of the Company declared a distribution in an amount of $0.013385 per share of the BDC’s common stock, par value $0.001 per share, payable on June 1, 2016, to stockholders of record on May 2, 2016, May 9, 2016, May 16, 2016, May 23, 2016 and May 31, 2016. Based on the Company’s current public offering price of $9.83 per share, the distribution represents an annualized rate of approximately 7.1%.

On April 27, 2016, the Company increased its public offering price from $9.83 per share to $10.02 per share. The increase in the public offering price was effective as of the Company’s April 27, 2016 closing and first applied to subscriptions received from April 20, 2016 through April 26, 2016.

On May 12, 2016, the Company declared a distribution in an amount of $0.013846 per share, payable on June 29, 2016 to the shareholders of record as of June 6, 2016, June 13, 2016, June 20, 2016, and June 27, 2016. Based on the Company’s current public offering price of $10.02 per share, the distribution represents an annualized rate of approximately 7.2%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to NexPoint Capital, Inc.

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

Our investment objective is to generate high current income and long-term capital appreciation. We seek to achieve our objective by using the experience of the healthcare, credit and structured products teams of Highland Structured Products of Highland Capital Management L.P. (“Highland”) to source, evaluate and structure investments, identify attractive investment opportunities that are primarily debt investments that generate high income without creating undue risk for the portfolio, make equity investments where we believe there will be attractive risk-adjusted returns that compensate for the lack of current income, and make investments in debt and equity tranches of collateralized loan obligations, or CLOs, that deliver income and high relative value. We will focus on companies that are stable, have positive cash flow and the ability to grow their business model.

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

Public Offering

We are offering on a continuous basis up to $1.5 billion of our common stock, based on an offering price of $10.02 as of May 13, 2016, and a par value of $0.001 per share, pursuant to a registration statement on Form N-2 filed with the SEC under the Securities Act. The SEC declared our registration statement effective on April 30, 2016. We are also authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. However, we currently do not anticipate issuing any preferred stock.

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

As a result of the private placement to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the investment Advisory agreement, or the Investment Advisory Agreement, began to accrue. The company completed a private placement with the Adviser on October 8, 2014, for proceeds of approximately $6.0 million, which amount was used to repurchase common shares from an affiliate of the Adviser. On November 25, 2014, the Company issued an additional 271,739 shares to the Adviser for proceeds of approximately $2.5 million. On January 30, 2015, we issued 336,957 shares to the Adviser at $9.20 per share for proceeds of approximately $3.1 million. In aggregate through March 31, 2016 we issued net 1,893,479 shares to the Advisor, including reinvestment of dividends, for net proceeds of approximately $17.3 million and we have issued net 1,613,484 shares, including reinvestment of dividends, to unaffiliated investors for net proceeds of approximately $13.8 million.

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

We, Highland Capital Management L.P. and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and certain other accounts managed by the Adviser or its affiliates, subject to certain conditions.

On August 28, 2015, the Company filed its application with the SEC pursuant to Section 6(c) of the 1940 Act, requesting exemptions from Sections 18(c), 18(i) and 61(a) of the 1940 Act and pursuant to Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 under the 1940 Act, to permit the Company to offer investors multiple classes of shares, interests or units, as the case may be, with varying sales loads and asset-based service and/or distribution fees (the “Multi-Class Application”). The Company may revise the Multi-Class Application in response to comments from the SEC staff.

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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” (as such term is used in the requirements with respect to the fee table set forth in Form N-2) for the fiscal year to 1.0% of the quarter-end value of our gross assets through April 30, 2017. Under the Expense Limitation Agreement, “Other Expenses” are all expenses except interest, taxes, brokerage commissions, other expenses which are capitalized in accordance with generally accepted accounting principles, extraordinary expenses, acquired fund fees and expenses, expenses payable under the Administration Agreement or expenses payable to the Adviser for providing managerial assistance to our portfolio companies or as an incentive fee.

The Expense Limitation Agreement will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon 120 days’ written notice or upon termination of the Investment Advisory Agreement, which can only be terminated by terminating the Adviser. In the event that the Expense Limitation Agreement is terminated by either party, investors will likely bear higher expenses. Any fees waived or expenses reimbursed by the Adviser pursuant to the expense limitation agreement are subject to possible recoupment by the Adviser within three years from the date of the waiver or reimbursement. The recoupment by the Adviser will be limited to the amount of previously waived fees or reimbursed expenses and cannot cause our expenses to exceed any expense limitation in place at the time of recoupment or waiver.

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of March 31, 2016 are $1,694,876.

The following table reflects the 2016 quarterly fee waivers and expense reimbursements due from the Adviser as of March 31, 2016, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Limitation	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
March 31, 2016	$259,420	$102,319	$157,101	$157,101	March 31, 2019

The following table reflects the 2015 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Limitation	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2015	$1,440,686	$309,265	$1,131,421	$23,484	December 31, 2018
September 30, 2015	1,272,439	164,502	1,107,937	434,917	September 30, 2018
June 30, 2015	771,350	98,330	673,020	414,551	June 30, 2018
March 31, 2015	353,760	95,291	258,469	258,469	March 31,2018

The following table reflects the 2014 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2014 and September 30, 2014, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Limitation	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2014	$463,303	$56,948	$406,354	$321,712	December 31, 2017
September 30, 2014	98,723	14,081	84,642	84,642	September 30, 2017

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2017 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three months ended March 31, 2016 and March 31, 2015

During the three months ended March 31, 2016, we made investments in portfolio companies and other investments totaling $15,827,260, and received proceeds from securities sold short of $165,454. During the same period, we sold investments for proceeds of $8,437,380. As of March 31, 2016 our investment portfolio, with a total fair value of $31,271,267 in long securities and ($204,000) in securities sold short, consisted of interests in 21 portfolio companies (25.4% in first lien senior secured loans, 33.4% in second lien senior secured loans, 31.8% in corporate bonds, 5.5% in asset-backed securities, 4.4% in warrants, 0.2% in common stock, and (0.7%) in common stock - short). As of March 31, 2016, the investments in our portfolio were purchased at a weighted average price of 82.92% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 7.59% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three months ended March 31, 2016 and March 31, 2015:

Net Investment Activity	For the Three months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Purchases	$15,827,260	$6,383,750
Proceeds from Securities Sold Short	165,454	—
Sales and Principal Repayments	(8,437,380)	(62,416)

Net Portfolio Activity	$7,555,334	$6,321,334

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans — First Lien	$6,913,411	43.7%	$3,582,500	56.1%
Senior Secured Loans — Second Lien	—	0%	1,003,750	15.7%
Corporate Bonds — Senior Unsecured	5,603,750	35.4%	1,797,500	28.2%
Convertible Bonds — Senior Unsecured	560,000	3.5%	—	0.0%
Asset-Backed Securities	—	0%	—	0.0%
Purchased Call Options	—	0%	—	0.0%
Equities (1)	2,750,099	17.4%	—	0.0%

Total	$15,827,260	100.0%	$6,383,750	100.0%

(1)	In addition to the purchase amount shown here, the Company also sold securities sold short for proceeds of $165,454.

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of March 31, 2016 and December 31, 2015:

Assets	March 31, 2016			December 31, 2015
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$8,424,035	$7,885,087	25.4%	$1,688,375	$783,750	3.5%
Senior Secured Loans — Second Lien	11,218,376	10,398,932	33.4%	14,322,284	13,572,579	60.0%
Corporate Bonds — Senior Unsecured	10,483,206	9,318,104	30.0%	7,790,487	6,615,437	29.3%
Asset-Backed Securities	1,723,453	1,699,795	5.5%	1,723,452	1,544,933	6.8%
Sovereign Bonds — Senior Unsecured	560,000	555,000	1.8%	0	—	0.0%
Warrants	—	1,354,849	4.4%	250,750	87,125	0.4%
Common Stocks	250,750	59,500	0.2%	0	—	0.0%

Total Assets	$32,659,820	$31,271,267	100.7%	$25,775,348	$22,603,824	100.0%

Liabilities
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Common Stocks — Short	$(165,454)	$(204,000)	(0.7)%	$—	$—	0.0%

Total Liabilities	$(165,454)	$(204,000)	(0.7)%	$—	$—	0.0%

Total Investments net of Securities Sold Short	$32,494,366	$31,067,267	100.0%	$25,775,348	$22,603,824	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Number of Investments	21	13
% Variable Rate (based on fair value)	58%	63%
% Non-Income Producing Equity or Other Investments (based on fair value)	5%	7%
Weighted Average Purchase Price of Investments (as a % of par or stated value)	82.92%	92.23%
Weighted Average Credit Rating of Investments that were Rated	Caa1	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	3%	7%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2016 and December 31, 2015:

Assets	March 31, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	$1,015,000	3.3%	$783,750	3.5%
Broadly Syndicated — Public	—	0.0%	—	0.0%
Middle-Market	28,556,472	91.9%	20,275,141	89.7%
Opportunistic/Other	1,699,795	5.5%	1,544,933	6.8%

Total Assets	$31,271,267	100.7%	$22,603,824	100.0%

Liabilities
Middle-Market	$(204,000)	(0.7)%	$—	0.0%

Total Liabilities	$(204,000)	(0.7)%	$—	0.0%

Total Investments net of Securities Sold Short	$31,067,267	100.0%	$22,603,824	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2016 and December 31, 2015:

Assets	March 31, 2016		December 31, 2015
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Energy	$92,500	0.3%	$79,750	0.3%
Chemicals	59,500	0.2%	87,125	0.4%
Financial	1,699,795	5.5%	1,544,933	6.8%
Healthcare (1)	20,920,184	67.3%	19,657,196	87.0%
Service (1)	3,419,672	11.0%	451,070	2.0%
Retail	2,854,618	9.2%	—	0.0%
Technology	1,209,998	3.9%	—	0.0%
Utilities	1,015,000	3.3%	783,750	3.5%

Total Assets	$31,271,267	100.7%	$22,603,824	100.0%

Liabilities	March 31, 2016		December 31, 2015
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Healthcare	$(204,000)	(0.7)%	$—	0.0%

Total Liabilities	$(204,000)	(0.7)%	$—	0.0%

Total	$31,067,267	100.0%	$22,603,824	100.0%

(1)	Weight Watchers is currently included in the Service sector, but the Company views Weight Watchers to be related to the Healthcare Industry as defined in the Company’s organizational documents. If this classification change were reflected, the value and percentage of the healthcare sector would increase to $23,884,544 and 76.9%, respectively. The value and percentage of the service sector would decrease to $455,312 and 1.5%, respectively.

As of March 31, 2016, we did not “control” and were not an “affiliated person,” each as defined in the 1940 Act, of any of our portfolio companies. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

Our primary focus is to invest a majority of the portfolio in direct lending or originated opportunities over time. However, during the “ramp up phase,” the portfolio will consist primarily of thinly syndicated middle-market loans as well as more liquid broadly syndicated bank loans (both private and public), corporate bonds, cash and cash equivalents and U.S. government securities. We estimate the ramp up phase will begin to wind down once $25 million of total capital has been raised. At that time, we will begin deploying a portion of the portfolio into direct lending or originated opportunities (including, secured and unsecured debt and mezzanine financing) and equity investments (including warrants received in connection with originated debt investments).

Our primary holdings currently include senior secured first and second lien bank loans and bonds. Bank loans typically accrue interest at variable rates determined by reference to a base lending rate, such as LIBOR. The base rate typically resets every three months, such that bank loans have a very short duration of 90 days on average and typically have maturities of 3 to 5 years. Corporate notes and bonds typically accrue a fixed rate of interest with maturities of 5 to 7 years. At March 31, 2016 and December 31, 2015, the weighted average yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 7.59% and 7.48%, respectively. Yields are computed assuming a fully settled portfolio, using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged. The weighted average yield excludes income from the CLO equity. If the estimated income from the CLO equity were included, the weighted average yield at March 31, 2016 would be approximately 8.77% and at December 31, 2015 would be approximately 8.63%.

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

Summary Description of Top Portfolio Companies/Investments

As of March 31, 2016 and December 31, 2015, respectively, 80% and 87% (based on fair value), of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Galena Biopharma, Inc.: As of March 31, 2016, we held warrants with Galena Biopharma, Inc. (“Galena”), which had a fair value of $1.4 million. Also as of March 31, 2016, we had sold short the common stock of Galena, which had a fair value of ($0.2) million. As this position was entered into in 2016, we did not hold any positions with Galena in 2015. Galena is a biopharmaceutical company committed to the development and commercialization of targeted oncology therapeutics that address major unmet medical needs. Galena’s development portfolio is focused primarily on addressing the rapidly growing patient populations of cancer survivors by harnessing the power of the immune system to prevent cancer recurrence.

Onex Carestream Finance LP: As of March 31, 2016 and December 31, 2015, we held second lien senior secured loans in Onex Carestream Finance LP (“Carestram”) having an aggregate fair value of $0.8 million and $0.9 million, respectively. Carestream is a provider of products and services for the capture, processing, viewing, sharing, printing and storage of images for medical and dental applications. They sell digital products, including printers and media, computed radiography and digital radiography equipment, picture archiving and communication systems, radiology information systems, information management solutions, dental practice management software, and services, as well as traditional medical products, including analog film, equipment, chemistry and services.

Ortho-Clinical Diagnostics: As of March 31, 2016 and December 31, 2015, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $4.3 million and $3.9 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

Radnet Inc: As of March 31, 2016 and December 31, 2015, we held second lien senior secured loans and common stock in Radnet Inc. (“Radnet”) with a collective aggregate fair value of $4.6 million and $4.8 million, respectively. Radnet provides outpatient diagnostic imaging services in the United States. It offers various imaging services, including magnetic resonance imaging, computed tomography, positron emission tomography, nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy, and other related procedures, as well as multi-modality imaging services. The company also develops and sells computerized systems for the imaging industry, including picture archiving communications systems, and provides teleradiology services for remote interpretation of images on behalf of radiology groups, hospitals, and imaging center customers. As of February 24, 2016, it owned and/or operated outpatient imaging centers located in California, Maryland, Delaware, New Jersey, New York, and Rhode Island. The company was founded in 1981 and is headquartered in Los Angeles, California.

Surgery Partners: As of December 31, 2015, we held second lien senior secured loans in Surgery Partners, Inc. (“Surgery Partners”) having an aggregate fair value of $3.0 million. As this position was sold during the first quarter of 2016 we did not hold any positions as of March 31, 2016. Surgery Partners, Inc., through its subsidiaries, operates surgical facilities in the United States. The company operates through three segments: Surgical Facility Services, Ancillary Services, and Optical Services. Its surgical facilities comprise ambulatory surgery centers and surgical hospitals that offer non-emergency surgical procedures in various specialties, including gastrointestinal, general surgery, ophthalmology, orthopedics, cardiology, and pain management, as well as ear, nose, and throat. The company’s surgical hospitals provide acute care services, such as diagnostic imaging, pharmacy, laboratory, obstetrics, oncology, physical therapy, and wound care, and a suite of ancillary services, which consists of a diagnostic laboratory, multi-specialty physician practices, urgent care facilities, anesthesia services, optical services, and specialty pharmacy services. It also operates an optical laboratory that manufactures eyewear. As of December 31, 2015, the company owned and operated a portfolio of 101 surgical facilities, which included 96 ambulatory surgery centers and 5 surgical hospitals in 29 states. Surgery Partners was founded in 2004 and is headquartered in Nashville, Tennessee.

U.S. Renal Care: As of March 31, 2016 and December 31, 2015, we held second lien senior secured loans in US Renal Care, Inc. (“U.S. Renal Care”) having an aggregate fair value of $4.4 million and $4.4 million. U.S. Renal Care develops, acquires, and operates a network of outpatient, home, and specialty dialysis centers for serving patients suffering from chronic kidney failures in the United States. The company provides in-center and at-home hemodialysis and peritoneal dialysis services for end stage renal diseases. It operates outpatient, home, and specialty dialysis programs. The company also manages various acute setting dialysis programs in conjunction with local community hospitals. It also serves families and caregivers, and physicians. U.S. Renal Care was founded in 2000 and is based in Plano, Texas. Upon completing acquisition of DSI Renal in January 2016, U.S. Renal Care became third-largest provider of dialysis services in the United States, with 300 outpatient dialysis facilities across 34 states/territories.

Valeant Pharmaceuticals: As of March 31, 2016 and December 31, 2015, we held corporate bonds in Valeant Pharmaceuticals International, Inc. (“Valeant Pharmaceuticals”) having an aggregate fair value of $2.3 million and $2.7 million. Valeant Pharmaceuticals develops and distributes drugs. Valeant Pharmaceuticals develops drugs for unmet medical needs in central nervous system disorders and distributes generic and branded generic drugs in Latin America and Eastern Europe.

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

Texas Competitive Electric Holdings Company, Inc.: As of March 31, 2016 and December 31, 2015, we held first lien senior secured loans in Texas Competitive Electric Holdings Company, Inc. (“TXU”) having an aggregate fair value of $1.0 and $0.8 million, respectively. TXU is the largest retail power supplier in Texas. Though TXU is currently in bankruptcy, a court ruling mandated that TXU make adequate protection payments to its first lien noteholders.

Results of Operations for the three months ended March 31, 2016 and March 31, 2015

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

Our CLO equity pays quarterly dividends based on excess cash flow available after the CLO’s payment “waterfall” provisions. Both Grayson and PAMCO CLO’s are past their respective reinvestment periods, and as a result, excess cash flow is expected to decline over time. We, therefore, expect that the quarterly dividends paid by the investment will similarly decline.

Expenses

Our total net operating expenses were $132,460 for the three months ended March 31, 2016 and $104,043 for the three months ended March 31, 2015. Our operating expenses include base management fees attributed to the Adviser of $171,353 and $97,408 for the three months ended March 31, 2016 and March 31, 2015, respectively. Our expenses also include administrative services expenses attributed to the Adviser of $34,268 and $19,482 for the three months ended March 31, 2016 and for March 31, 2015, respectively, which were voluntarily waived for both periods and are not subject to recoupment by the Adviser.

Our other expenses subject to the Expense Limitation Agreement for the three months ended March 31, 2016 and March 31, 2015 were $259,420 and $353,760, respectively and consisted of the following:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Audit and tax fees	$48,175	$125,094
Legal fees	65,078	81,144
Custodian and accounting service fees	54,533	77,236
Reports to stockholders	26,353	51,786
Stock transfer fee	61,451	14,370
Directors’ fees	847	339
Other expenses	2,983	3,791

Total	$259,420	$353,760

Expense Reimbursement

For the three months ended March 31, 2016 and March 31, 2015, we accrued $157,101 and $375,360, respectively, of expense reimbursements from the Adviser. As of March 31, 2016 and as of December 31, 2015, we had $157,289 and $23,484, respectively, of reimbursements due from the Adviser. Under the Expense Limitation Agreement, amounts reimbursed to us by the Adviser may become subject to repayment by us in the future. During the three months ended March 31, 2016 and March 31, 2015, we did not accrue any amounts for expense recoupments payable to the Adviser. For the three months ended March 31, 2016 and March 31, 2015, $157,101 and $375,360, respectively, are subject to repayment by us to the Adviser within three years.

The Adviser has funded our offering costs in the amount of $231,772 for three months ended March 31, 2016, and $288,286 for the three months ended March 31, 2015. Currently, the cumulative aggregate amount of $2,825,477 of organization and offering costs exceeds 1% of total proceeds raised. Accordingly, we have only recorded $311,037 payable to the Adviser. To the extent we are unable to raise sufficient capital such that the expenses paid by the Adviser on our behalf are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $2,512,725 of these costs.

Net Investment Income

We earned net investment income of $542,973, or 0.18 per share and net investment income of $78,699, or $0.05 per share, for the three months ended March 31, 2016 and March 31, 2015, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $8,437,380 and $62,416 during the three months ended March 31, 2016 and March 31, 2015, respectively, from which we realized a net loss of ($539,824) and a net loss of ($967), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2016 and March 31, 2015 the net change in unrealized appreciation (depreciation) on investments totaled $1,744,425 or $0.57 per share and $97,408 or $0.06 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2016 was primarily driven by warrants in Galena Pharma, Inc and during the three months ended March 31, 2015, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by our sovereign bond position.

Net Increase from Payment from Affiliates

For the three months ended March 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. Had these payments not been made, the NAV as of March 31, 2016 would have been lower. These payments are shown in the Statement of Operations as net increase from payments by affiliates and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2016 and March 31, 2015, the net increase (decrease) in net assets resulting from operations was $2,619,574, or $0.86 per share and $175,140, or $0.11 per share, respectively.

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Income	$675,433	$182,742
Net Expenses	(132,460)	(104,043)
Net Realized Loss	(539,824)	(967)
Net Unrealized Appreciation (Depreciation)	1,744,425	97,408
Net increase from payments by affiliates	872,000	0

Total	$2,619,574	$175,140

Financial Condition, Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $6,209,911 and $7,350,748, respectively. As of March 31, 2016 and December 31, 2015, $6,209,902 and $7,350,745 was held as State Street Institutional Reserves, and $9 and $3 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

Proceeds from securities sold short and cash held as collateral for securities sold short of $1,142,541 was classified as restricted cash on the Statements of Assets and Liabilities as of March 31, 2016. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of December 31, 2015, the Company did not have any restricted cash.

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

On January 30, 2015, we issued 336,957 shares to the Adviser at $9.20 per share for proceeds of approximately $3.1 million. In aggregate through March 31, 2016 we issued net 1,893,479 shares to the Advisor, including reinvestment of dividends, for net proceeds of approximately $17.3 million and we have issued net 1,613,484 shares, including reinvestment of dividends, to unaffiliated investors for net proceeds of approximately $13.8 million.

During the three months ended March 31, 2016 and March 31, 2015, we also recorded offering costs of $61,157 and $40,286, respectively, in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs for the three months ended March 31, 2016 were capitalized on the Statements of Assets and Liabilities and will be amortized to expense over twelve months. The sales commissions and dealer manager fees related to the sale of our common stock were $443,198 for the three months ended March 31, 2016 and $57,110 for the three months ended March 31, 2015, and were offset against capital in excess of par value on the financial statements.

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

As of March 31, 2016 and December 31, 2015, $3,600,000 and $0, respectively, were outstanding under the Credit Facility. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of December 31, 2015, all such financing costs have been amortized to interest expense.

For the three months ended March 31, 2016 and March 31, 2015, the components of total interest expense were as follows:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Direct interest expense	$7,907	$0
Commitment fees	14,276	8,750
Amortization of financing costs	0	0

Total	$22,183	$8,750

For the three months ended March 31, 2016, the average daily amount outstanding was $1,969,231 at a weighted average interest rate of 1.61%.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2016 and December 31, 2015, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three month ended March 31, 2016 and March 31, 2015, the Company incurred no incentive fees.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three months ended March 31, 2016, the Company made $76,202 of distributions in excess of net investment income.

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

For the three months ended March 31, 2016, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
1/29/2016	$0.058	$166,836	$146,197
2/29/2016	0.058	178,122	152,304
3/31/2016	0.058	196,318	161,095

Total	$0.174	$541,276	$459,596

[1]	For the current quarter, there were no dividends classified as a return of capital

For the year ended December 31, 2015, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
1/30/2015	$0.050	$69,054	$69,022
2/27/2015	0.058	100,082	100,044
3/31/2015	0.058	104,842	104,543
4/30/2015	0.058	108,525	107,595
5/29/2015	0.058	114,540	112,647
6/30/2015	0.058	117,215	115,203
7/31/2015	0.058	125,195	122,496
8/31/2015	0.058	128,773	124,959
9/30/2015	0.058	134,498	130,315
10/30/2015	0.058	141,377	134,845
11/30/2015	0.058	147,122	137,008
12/31/2015	0.058	155,396	139,260

Total	$0.688	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	On May 27, 2014, in connection with a private placement to the Adviser, we issued approximately 21,739 units representing limited liability company interests at a price of $9.20 per unit, for aggregate proceeds of $200,000. Upon our conversion from a Delaware limited liability company to a Delaware corporation on June 10, 2014, the approximately 21,739 units representing limited liability company interests converted into approximately 21,739 shares of our common stock. On September 2, 2014, in connection with a private placement of shares of our common stock to the Adviser and its affiliate, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10,000,000. We completed a second private placement with the Adviser on October 8, 2014, for proceeds of approximately $6,000,000, which amount was used to repurchase our shares from an affiliate of the Adviser. On November 25, 2014, the Company issued an additional 271,739 shares to the Adviser for proceeds of approximately $2.5 million. On January 30, 2015, we issued 336,957 shares to the Adviser at $9.20 per share for proceeds of approximately $3.1 million. In aggregate through March 31, 2016 we issued 1,893,479 shares to the Advisor, including reinvestment of dividends, for proceeds of approximately $17.3 million.

•	For the year ended December 31, 2015, the Adviser committed $1,403,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. Had these payments not been made, the NAV as of December 31, 2015 would have been lower. These payments are shown in the Statement of Operations as net increase from payments by affiliates and are not recoupable.

•	For the three months ended March 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. Had these payments not been made, the NAV as of December 31, 2015 would have been lower. These payments are shown in the Statement of Operations as net increase from payments by affiliates and are not recoupable.

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

As of March 31, 2016 the Company held investments in Galena BioPharma Inc. warrants and in PAMCO CLO 1997-1A B, at a market value of $1,354,849 and $1,022,665, respectively for which current, reliable market quotations were not available.

Organization Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2016 and March 31, 2015, the Adviser did not incur or pay organization costs on our behalf. For the period from our inception to March 31, 2016, the Adviser incurred and paid organization costs of $33,392 on our behalf. Currently, the total amount of organization and offering costs exceeds 1% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by the Adviser on our behalf are more than 1% of total proceeds at the end of this offering, the Adviser will forfeit the right to reimbursement of such costs that exceed 1% of total proceeds.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock. Through December 31, 2015, offering costs were paid by the Adviser and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds were raised and the costs became payable to the Adviser. After December 31, 2015, offering costs that become payable are now properly presented as capitalized and amortized to expense over one year. Offering costs, together with organization costs, are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2016 the Adviser incurred and paid offering costs of $231,772, and for the three months ended March 31, 2015, the Adviser incurred and paid offering costs of $288,286, on our behalf. For the three months ended March 31, 2015, the Company recorded $40,286 of offering costs on the Statements of Changes in Net Assets, which was payable to the Adviser. For the three months ended March 31, 2016, the Company capitalized $61,157 of offering costs, which will be amortized over one year. Of this amount, $5,834 was amortized to expense during the three months ended March 31, 2016, and $55,323 remains on the Statement of Assets and Liabilities as of March 31, 2016.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments (Subtopic 825-10): Recognition and measurement of Financial Assets and Liabilities. The amendments in this update makes improvements to the requirements for accounting for equity investments and simplifying the impairment assessment of equity investments. For public entities this update will be effective for fiscal years beginning after December 15, 2017. For all other entities, this update will be effective for fiscal years beginning after December 31, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on its financial position.

In March 2016, the FASB issued Accounting Standards Update 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this update clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. For public entities this update will be effective for interim periods and fiscal years beginning after December 15, 2016. For all other entities, this update will be effective for fiscal years beginning after December 31, 2017, and for interim periods within fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance on its financial position.

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

Assuming that the Statements of Assets and Liabilities as of March 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(8,750)	$9,000	$250
Up 50 basis points	24,971	(18,000)	6,971
Up 100 basis points	132,681	(36,000)	96,681
Up 200 basis points	371,128	(72,000)	299,128
Up 300 basis points	609,575	(108,000)	501,575

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

Item 4. Controls and Procedures

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: May 13, 2016	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President (Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Brian Mitts
	Name:	Brian Mitts
	Title:	Chief Financial Officer