Form 10-Q
period 2016-06-30
NexPoint Capital, Inc.
filed 2016-08-12
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 8, 2016, the Registrant had 5,358,329 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value (cost of $58,970,144 and $25,775,348, respectively)	$58,451,901	$22,603,824
Cash and cash equivalents	3,426,701	7,350,748
Receivable for investments sold	1,532,271	499,375
Receivable for common stock sold	50,425	183,700
Interest receivable	556,048	204,157
Receivable from Adviser(1)	4,079,229	3,096,979
Other receivables	—	81,258
Prepaid expenses	2,417	3,392
Capitalized offering costs	160,701	—

Total assets	68,259,693	34,023,433

Liabilities
Credit facility payable(2)	5,900,000	—
Payable for investments purchased	17,161,331	11,465,326
Directors’ fees payable(1)	1,926	483
Interest expense and commitment fees payable	13,638	—
Accrued expenses and other liabilities	303,570	258,745

Total liabilities	23,380,465	11,724,554

Commitments and Contingencies ($2,621,890 and $2,342,111, respectively)(3)
Net Assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 4,877,295 and 2,779,381 shares issued and outstanding, respectively)	4,877	2,779
Paid-in capital in excess of par	42,486,640	23,796,427
Accumulated net realized gain (loss)	630,954	346,096
Distributions in excess of net investment income	—	(77,899)
Net unrealized appreciation (depreciation) on investments (including net increase from amounts committed by affiliates of $2,275,000 and $1,403,000, respectively)	1,756,757	(1,768,524)

Total net assets	$44,879,228	$22,298,879

Net asset value per share of common stock	$9.20	$8.02

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 7 for a discussion of credit facility.
(3)	See Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment income:
Interest	$916,222	$300,379	$1,558,398	$482,750
Dividend income	26,533	39,125	59,790	39,125
Other fee income	—	2,282	—	2,653

Total investment income	942,755	341,786	1,618,188	524,528

Expenses:
Investment advisory fees(1)	262,267	113,565	433,620	210,973
Legal fees	72,623	135,270	137,701	216,414
Stock transfer fee	75,683	70,605	137,134	84,975
Audit and tax fees	70,310	115,767	118,485	240,861
Custodian and accounting service fees	46,684	66,609	101,217	143,845
Administration fees(1)	52,454	22,713	86,722	42,195
Reports to stockholders	34,560	25,230	60,913	77,016
Interest expense and commitment fees(2)	33,785	17,202	55,968	25,952
Other expenses	37,803	23,886	42,913	27,679
Amortized offering costs	33,414	—	39,248	—
Directors’ fees(1)	3,614	425	4,461	764

Total expenses	723,197	591,272	1,218,382	1,070,674
Expenses waived or reimbursed by the Adviser(1)	(404,842)	(550,829)	(767,567)	(926,188)

Net expenses	318,355	40,443	450,815	144,486

Net investment income	624,400	301,343	1,167,373	380,042

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments and securities sold short	1,041,541	(330,111)	501,717	(331,078)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	908,856	(497,011)	2,653,281	(399,603)
Net increase from amounts committed by affiliates(1)	—	—	872,000	—

Net realized and unrealized gains (losses)	1,950,397	(827,122)	4,026,998	(730,681)

Net increase (decrease) in net assets resulting from operations	$2,574,797	$(525,779)	$5,194,371	$(350,639)

Per share information—basic and diluted per common share
Net investment income:	$0.15	$0.16	$0.32	$0.22
Earnings per share:	$0.62	$(0.27)	$1.44	$(0.20)
Weighted average shares outstanding:	4,177,309	1,929,446	3,615,508	1,760,950
Distributions declared per share:	$0.18	$0.17	$0.35	$0.34

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 7 for a discussion of credit facility.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,167,373	$380,042
Net realized gain (loss) on investments	501,717	(331,078)
Net change in unrealized appreciation (depreciation) on investments	2,653,281	(399,603)
Net increase from amounts committed by affiliates(1)	872,000	—

Net increase (decrease) in net assets resulting from operations	5,194,371	(350,639)

Distributions to stockholders:
Net investment income	(1,089,474)	(614,259)
Net realized gains	(216,859)	—

Total distributions to stockholders	(1,306,333)	(614,259)

Capital share transactions:
Issuance of common stock	17,680,655	5,384,874
Issuance of common shares pursuant to distribution reinvestment plan	1,044,034	609,053
Offering costs	—	(59,939)
Repurchase of common stock	(32,378)	—

Net increase in net assets resulting from capital transactions	18,692,311	5,933,988

Total increase in net assets	22,580,349	4,969,090
Net assets at beginning of period	22,298,879	12,382,328

Net assets at end of period	$44,879,228	$17,351,418

Distributions in excess of net investment income	$—	$(175,731)
Changes in common shares
Issuance of common stock	1,984,490	586,186
Reinvestment of common stock	117,248	66,589
Redemption of common stock	(3,824)	—

Net increase in common shares	2,097,914	652,775

(1)	See Note 4 for a discussion of related party transactions and arrangements.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows Used in Operating Activities
Net increase (decrease) in net assets resulting from operations	$5,194,371	$(350,639)
Adjustments to Reconcile Net Decrease in Net Assets Resulting from Operations to Net Cash Used in Operating Activities:
Purchases of investment securities	(52,829,092)	(12,717,897)
Purchases of securities sold short	(368,925)	—
Proceeds from securities sold short	762,819	—
Proceeds from sales and principal repayments of investment securities	19,873,074	4,198,446
Net realized (gain) loss on investments	(501,717)	331,078
Net change in unrealized (appreciation) depreciation on investments	(2,653,281)	399,603
Amortization of premium/discount, net	(130,955)	(12,977)
Amortization of deferred financing costs	—	11,986
Amortization of capitalized offering costs	39,248	—
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(1,032,896)	—
(Increase) decrease in interest receivable	(351,891)	26,497
(Increase) decrease in receivable from Adviser	(982,250)	(844,507)
(Increase) decrease in other receivables	81,258	(81,258)
(Increase) decrease in prepaid expenses	975	5,878
(Increase) decrease in due from affiliates	—	859,935
Increase (decrease) in payable for investments purchased	5,696,005	(4,179,750)
Increase (decrease) in directors’ fees payable	1,443	(10)
Increase (decrease) in interest expense and commitment fees payable	13,638	2,689
Increase (decrease) in accrued expenses and other liabilities	44,825	215,260

Net cash flow used in operating activities	(27,143,351)	(12,135,666)

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock, net of receivable for common stock sold	17,813,930	5,384,874
Repurchase of common stock, net of payable	(32,378)	—
Distributions paid in cash	(262,299)	(5,206)
Offering costs paid, net of due to Adviser	(199,949)	(59,939)
Financing costs paid	—	(25,000)
Borrowings under credit facilities	10,000,000	2,500,000
Repayments of credit facilities	(4,100,000)	—

Net cash flow provided by financing activities	23,219,304	7,794,729

Net decrease in cash and cash equivalents	(3,924,047)	(4,340,937)
Cash and cash equivalents
Beginning of the period	7,350,748	5,899,369

End of the period	$3,426,701	$1,558,432

Supplemental Disclosure and Non-Cash Financing Activities
Cash paid during the period for interest	$15,610	$5,982
Reinvestment of distributions paid	$1,044,034	$609,053

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of June 30, 2016

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 68.0%(4)
Energy – 6.8%
EnergySolutions, LLC (First Lien Term Loan)(5) (6)	L + 575	1.00%	5/29/2020	$1,271,516	$1,163,437	$1,239,728
Fieldwood Energy, LLC (First Lien Term Loan)(5) (6)	L + 712.5	1.25%	9/30/2020	567,797	539,895	306,610
Fieldwood Energy, LLC (First Lien Term Loan)(5) (6)	L + 700	1.00%	8/31/2020	1,800,549	1,541,260	1,498,957

						3,045,295

Health Care – 37.4%
BioScrip, Inc. (First Lien Initial Term Loan)(5)	L + 525	1.25%	7/31/2020	604,965	582,279	580,766
BioScrip, Inc. (First Lien Term Loan)(5)	L + 525	1.25%	7/31/2020	362,979	349,367	348,460
MPH Acquisition Holdings, LLC (First Lien Term Loan)(5)	L + 400	1.00%	6/7/2023	5,000,000	5,025,000	5,020,000
Onex Carestream Finance LP (Second Lien Term Loan)(6)	L + 850	1.00%	12/7/2019	966,155	975,205	879,202
Radnet, Inc. (Second Lien Term Loan)(5) (7)	L + 700	1.00%	3/25/2021	5,790,625	5,598,061	5,544,523
U.S. Renal Care, Inc. (Second Lien Term Loan)(6)	L + 800	1.00%	12/31/2023	4,500,000	4,413,709	4,432,500

						16,805,451

Media/Telecommunications – 4.1%
iHeartCommunications, Inc. (First Lien Term Loan)(5)	L + 675	0.45%	1/30/2019	2,500,000	1,856,250	1,834,725

Retail – 5.8%
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(5) (6)	L + 875	1.00%	4/24/2020	2,989,886	2,381,741	2,587,746

Service – 7.7%
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)(6)	L + 650	1.00%	7/25/2022	500,000	497,397	468,750
Weight Watchers International, Inc. (First Lien Term Loan)(5) (6) (8)	L + 325	0.75%	4/2/2020	3,979,434	2,646,094	2,989,550

						3,458,300

Technology – 3.6%
Evergreen Skills Lux S.a.r.l. (First Lien Term Loan)(5) (7)	L + 475	1.00%	4/28/2021	1,996,193	1,623,123	1,591,964

Utility – 2.6%
Texas Competitive Electric Holdings Company, LLC (TXU) (First Lien Term Loan)(9) (10)	L + 450	0.43%	10/10/2017	3,500,000	1,996,125	1,181,565

Total Senior Secured Loans						30,505,046

Asset-Backed Securities – 8.4%
Financials – 8.4%
CIFC Funding Ltd. 2015-1A(11) (12) (13)			1/22/2027	550,000	437,250	429,000
Grayson Investor Corp.(11) (12) (13)			11/1/2021	800	456,000	264,000
Highland Park CDO I Ltd.(11)		1.062%	11/25/2051	2,719,708	2,232,380	2,311,752
PAMCO CLO 1997-1A B(10) (11) (12) (14)		7.910%	2/1/2017	999,748	574,855	754,410

						3,759,162

Total Asset-Backed Securities						3,759,162

Convertible Bonds – 1.4%
Health Care – 1.4%
Fluidigm Corp.(5)		2.750%	2/1/2034	1,000,000	563,007	610,000

Total Convertible Bonds						610,000

Corporate Bonds – 40.5%
Health Care – 34.0%
CHS/Community Health Systems, Inc.(5)		6.875%	2/1/2022	2,000,000	1,820,947	1,760,000
Kindred Healthcare, Inc.		8.750%	1/15/2023	1,500,000	1,476,145	1,485,945
Kinetic Concepts / KCI USA(5)		10.500%	11/1/2018	1,000,000	1,007,500	1,000,000
Kinetic Concepts / KCI USA(5)		12.500%	11/1/2019	2,751,000	2,615,264	2,606,573
Ortho-Clinical Diagnostics(5) (11)		6.625%	5/15/2022	7,217,000	6,511,311	5,972,067
Valeant Pharmaceuticals International, Inc.(11)		6.125%	4/15/2025	3,000,000	2,573,479	2,415,000

						15,239,585

Retail – 1.9%
Guitar Center, Inc.(11)		6.500%	4/15/2019	$1,000,000	$865,315	$865,000

Technology – 4.6%
Diamond 1 Finance Corp. / Diamond 2 Finance Corp.(11)		6.020%	6/15/2026	2,000,000	2,054,761	2,088,802

Total Corporate Bonds						18,193,387

Sovereign Bonds – 2.2%
Financials – 2.2%
Republic of Argentina(5) (11)		7.125%	7/6/2036	1,000,000	1,000,000	1,000,000

Total Sovereign Bonds						1,000,000

				Shares
Common Stocks – 3.0%
Chemicals – 0.2%
MPM Holdings, Inc.(5) (12) (15)				8,500	250,750	73,525

Health Care – 2.8%
CareDx, Inc.(14) (15) (16)				83,542	333,333	340,473
SCYNEXIS, Inc.(15)				433,333	1,039,999	940,333

						1,280,806

Total Common Stocks						1,354,331

Preferred Stocks – 3.8%
Health Care – 3.8%
CareDx, Inc.(14) (15) (16)				417,710	1,666,663	1,702,365

Total Preferred Stocks						1,702,365

Warrants – 2.7%
Health Care – 2.7%
CareDx, Inc.(14) (15) (16)			6/14/2017	250,626	—	673,057
Galena Biopharma, Inc.(14) (15)			11/12/2021	1,500,054	—	320,561
SCYNEXIS, Inc.(5) (14) (15) (16)			6/21/2021	195,000	—	223,992

						1,217,610

Total Warrants						1,217,610

				Contracts
Purchased Put Options – 0.2%
iShares Russell 2000 ETF, Strike price $112.50, expires 7/1/2016				2,000	302,242	110,000

Total Purchased Put Options						110,000

Total Investments- 130.2%					$58,970,144	$58,451,901

Other Assets & Liabilities, net- (30.2%)						$(13,572,673)

Net Assets- 100.0%						$44,879,228

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2016

(Unaudited)

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
(2)	All investments are denominated in United States Dollars.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at June 30, 2016. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(5)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(6)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2016 was 0.65%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at June 30, 2016 , the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.
(7)	The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at June 30, 2016 was 0.92%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.
(8)	The Company views Weight Watchers to be included in the Healthcare Industry as defined in the Company’s organizational documents. If this classification were reflected, value and percentage of the healthcare sector under Senior Secured Loans would increase to $19,795,001 and 44.2%, respectively.
(9)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2016 was 0.47%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.
(10)	The issuer is, or is in danger of being, in default of its payment obligation. However, payments are being made by the issuer.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2016

(Unaudited)

(11)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of June 30, 2016, these securities amounted to $16,100,031, or 36.0% of net assets.
(12)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 3.4% of the Company’s total assets as of June 30, 2016.
(13)	The investment is considered to be the equity tranche of the issuer.
(14)	Represents Fair Value as determined by the Fund’s Board of Trustees (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board consider fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $4,014,858 or 8.9% of net assets were fair valued under the Fund’s valuation procedures as of June 30, 2016.
(15)	Non-income producing security.
(16)	Restricted Securities. These securities are not registered and may not be sold to the public. There are legal and/or contractual restrictions on resale. The Company does not have the right to demand that such securities be registered. The values of these securities are determined by valuations provided by pricing services, brokers, dealers, market makers, or in good faith under the procedures established by the Company’s Board of Trustees.

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through June 30, 2016, the Advisor controls 1,929,273 total shares, including reinvestment of dividends, for a net amount of approximately $17.7 million.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $3,426,701 and $7,350,748, respectively. As of June 30, 2016 and December 31, 2015, $2,435,248 and $7,350,745 was held as State Street Institutional Reserves, and $991,453 and $3 was held in a custodial account with State Street Bank and Trust Company, respectively.

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

Other Fee Income

Fee income may consist of origination/closing fee, amendment fee, administrative agent fee, transaction break-up fee and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and six months ended June 30, 2016 the Company recognized $0 and $0 of fee income, respectively. For the three and six months ended June 30, 2015, the company recognized $2,282 and $2,653 of fee income, respectively.

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

With respect to investments for which market quotations are not readily available, the Board and the Adviser undertake a multi-step valuation process, as described below:

•	The valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with senior management of the Adviser (the “Valuation Committee”).

•	The audit committee of the Board reviews these preliminary valuations.

•	At least once each quarter, the valuations for approximately one quarter of the portfolio investments that have been fair valued are reviewed by an independent valuation firm such that, over the course of a year, each material portfolio investment that has been fair valued shall have been reviewed by an independent valuation firm at least once.

•	Based on this information, the Board discusses valuations and determines the fair value of each investment in the portfolio in good faith.

As of June 30, 2016, the Company held the following investments for which current, reliable market quotations were not available:

Instrument	Type	Market Value
CareDx, Inc.	Preferences Shares	$1,702,365
CareDx, Inc.	Warrant	673,057
CareDx, Inc.	Common	340,473
Galena Biopharma, Inc.	Warrant	320,561
PAMCO CLO 1997-1A B	Asset-Backed	754,410
SCYNEXIS, Inc.	Warrant	223,992

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

As applicable, the Company values its Level 2 assets by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which is provided by an independent third-party pricing service and screened for validity by such service. For investments for which the third-party pricing service is unable to obtain quoted prices, the Company obtains bid and ask prices directly from dealers who make a market in such investments.

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

As of June 30, 2016, the Company’s investments consisted of senior secured loans, bonds, asset-backed securities, common stocks, preferred stock, purchased options, and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of June 30, 2016 and December 31, 2015:

	June 30, 2016
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$3,045,295	$—	$3,045,295
Health Care	—	12,372,951	4,432,500	16,805,451
Media/Telecommunications	—	1,834,725	—	1,834,725
Retail	—	2,587,746	—	2,587,746
Service	—	3,458,300	—	3,458,300
Technology	—	1,591,964	—	1,591,964
Utility	—	1,181,565	—	1,181,565
Asset-Backed Securities	—	3,004,752	754,410	3,759,162
Convertible Bonds	—	610,000	—	610,000
Corporate Bonds	—	18,193,387	—	18,193,387
Sovereign Bonds	—	1,000,000	—	1,000,000
Common Stocks	940,333	340,473	73,525	1,354,331
Preferred Stocks	—	1,702,365	—	1,702,365
Warrants	—	897,049	320,561	1,217,610
Purchased Put Options	110,000	—	—	110,000

Total Assets	$1,050,333	$51,820,572	$5,580,996	$58,451,901

	December 31, 2015
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$79,750	$—	$79,750
Health Care	—	8,603,634	4,438,125	13,041,759
Service	—	451,070	—	451,070
Utility	—	783,750	—	783,750
Corporate Bonds	—	6,615,437	—	6,615,437
Asset–Backed Securities	—	1,544,933	—	1,544,933
Common Stock
Chemicals	—	—	87,125	87,125

Total Assets	$—	$18,078,574	$4,525,250	$22,603,824

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2016.

Investments:	Balance as of December 31, 2015	Transfers into Level 3	Transfer out of Level 3	Net Amortization (Accretion) of Premium/ (Discount)	Net Realized Gains/ (Losses)	Net Change in Unrealized Gains/ (Losses)	Purchases	(Sales and Redemptions)	Balance as of June 30, 2016	Change in Unrealized Gain/(Loss) on Level 3 securities still held at period end
Senior Secured Loans
Health Care	$4,438,125	$—	$—	$3,709	$—	$(9,334)	$—	$—	$4,432,500	$(9,334)
Asset-Backed Securities
Financials	—	754,410	—	—	—	—	—	—	754,410	—
Common Stocks
Chemicals	87,125	—	—	—	—	(13,600)	—	—	73,525	(13,600)
Warrants
Healthcare	—	—	—	—	—	320,561	—	—	320,561	320,561

Total	$4,525,250	$754,410	$—	$3,709	$—	$297,627	$—	$—	$5,580,996	$297,627

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2015.

Investments:	Balance as of December 31, 2014	Transfers into Level 3	Transfer out of Level 3	Net Amortization (Accretion) of Premium/ (Discount)	Net Realized Gains/ (Losses)	Net Unrealized Gains/ (Losses)	Purchases	(Sales and Redemptions)	Balance as of June 30, 2015	Change in Unrealized Gain/(Loss) on Level 3 securities still held at period end
Senior Secured Loans
Health Care	$2,912,710	$—	$(962,532)	$2,516	$(418)	$9,069	$5,633,750	$(33,845)	$7,561,250	$9,069
Service	497,343	—	(471,665)	(712)	(549)	4,154	—	(28,571)	—	4,154
Technology	1,007,505	—	(1,010,835)	(651)	—	3,981	—	—	—	3,981

Total	$4,417,558	$—	$(2,445,032)	$1,153	$(967)	$17,204	$5,633,750	$(62,416)	$7,561,250	$17,204

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 3 to Level 2 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. Transfers from Level 2 to Level 3 are due to a decrease in market activity, which resulted in a decrease of available market inputs to determine price, of which $754,410 was transferred in as of June 30, 2016.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of June 30, 2016 and December 31, 2015:

Investment	Fair Value at June 30, 2016(1)	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (weighted average)
Senior Secured Loans	$4,432,500	Third Party Pricing Vendor	N/A	N/A
Equity	73,525	Third Party Pricing Vendor	N/A	N/A
Warrants	320,561	Black-Scholes Option Pricing	Volatility	90%
Asset-Backed Securities	754,410	Discounted Cash Flow	Discount Rate	20.85%

Total	$5,580,996

(1)	Included within level 3 Assets of $5,580,996 are financial instruments for which current, reliable market quotations were not available. Please refer to Note 2, under Fair Value of Financial Instruments for additional detail on these instruments.

Investment	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (weighted average)
Senior Secured Loans	$4,438,125	Third Party Pricing Vendor	N/A	N/A
Equity	87,125	Third Party Pricing Vendor	N/A	N/A

Total	$4,525,250

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

The average quarterly volume of derivative activity for the six months ended June 30, 2016, is as follows:

	Average Units/ Contracts	Total Unrealized Appreciation/ (Depreciation)	Total Realized Gain (loss)	Ending Notional Amount
Purchased Options Contracts	1,600	$(192,242)	$33,969	(22,500,000)

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

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs and offering costs, are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Please refer to Note 4 for additional information on Organization and Offering Costs.

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the six months ended June 30, 2016 and June 30, 2015. Selling commissions or fees of $1,393,933 and $194,220 were paid for the six months ended June 30, 2016 and June 30, 2015, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted	2016	2015	2016	2015
Net increase (decrease) in net assets from operations	$2,574,797	$(525,779)	$5,194,371	$(350,639)
Weighted average common shares outstanding	4,177,309	1,929,446	3,615,508	1,760,950
Earnings per common share-basic and diluted	$0.62	$(0.27)	$1.44	$(0.20)

Distributions

Distributions to the Company’s stockholders will be recorded as of the record date. Subject to the discretion of the Board and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on a weekly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least every 12-month period.

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

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s investments by industry classification at fair value at June 30, 2016:

	Fair value	Percentage
Assets
Health Care	$36,855,817	63.1%
Financials	4,759,162	8.2%
Technology	3,680,766	6.3%
Service	3,458,300	5.9%
Retail	3,452,746	5.9%
Energy	3,045,295	5.2%
Media/Telecommunications	1,834,725	3.1%
Utility	1,181,565	2.0%
iShares	110,000	0.2%
Chemicals	73,525	0.1%

Total Assets	$58,451,901	100.0%

The following table shows the composition of the Company’s investments by industry classification at fair value at December 31, 2015:

	Fair Value	Percentage
Assets
Healthcare	$19,657,196	87.0%
Financials	1,544,933	6.8%
Utility	783,750	3.5%
Service	451,070	2.0%
Chemicals	87,125	0.4%
Energy	79,750	0.3%

Total Assets	$22,603,824	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of June 30, 2016:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$19,704,571	$19,180,071	32.8%
Senior Secured Loans - Second Lien	11,484,372	11,324,975	19.4%
Corporate Bonds	19,487,729	18,803,387	32.2%
Asset-Backed Securities	3,700,485	3,759,162	6.4%
Preferred Stocks	1,666,663	1,702,365	2.9%
Sovereign Bonds	1,000,000	1,000,000	1.7%
Common Stocks	1,624,082	1,354,331	2.3%
Warrants	—	1,217,610	2.1%
Purchased Put Options	302,242	110,000	0.2%

Total Assets	$58,970,144	$58,451,901	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of December 31, 2015:

	Amortized Cost	Fair Value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$1,688,375	$783,750	3.5%
Senior Secured Loans - Second Lien	14,322,284	13,572,579	60.0%
Corporate Bonds	7,790,487	6,615,437	29.3%
Asset-Backed Securities	1,723,452	1,544,933	6.8%
Common Stocks	250,750	87,125	0.4%

Total Assets	$25,775,348	$22,603,824	100.0%

The following table shows the composition of the Company’s investments by geographic classification at June 30, 2016:

Geography	Fair value	Percentage
Assets
Argentina(1)	$1,000,000	1.7%
Cayman Islands(1)	2,311,752	4.0%
Luxembourg(1)	1,591,964	2.7%
United States	53,548,185	91.6%

Total Assets	$58,451,901	100.0%

(1)	Investment denominated in USD

The following table shows the composition of the Company’s investments by geographic classification at December 31, 2015:

Geography	Fair Value	Percentage
Assets
United States	22,603,824	100.0%

Total Assets	$22,603,824	100.0%

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

For the three and six months ended June 30, 2016, the Company incurred investment advisory fees payable to the Adviser of $262,267 and $433,620, respectively, which were voluntarily waived. For the three and six months ended June 30, 2015, the Company incurred investment advisory fees payable to the Adviser of $113,565 and $210,973, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets.

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

For the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015, the Company incurred no incentive fees.

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

For the three and six months ended June 30, 2016, the Company incurred administration fees payable to the Adviser of $52,454 and $86,722, respectively, which were voluntarily waived. For the three and six months ended June 30, 2015, the Company incurred administration fees payable to the Adviser of $22,713 and $42,195, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to advisory and administrator fees are shown below.

Period Ended	Advisory Fees Waived and Subject to Recoupment	Administration fees Waived and Subject to Recoupment	Recoupment Eligibility Expiration
June 30, 2016	$79,125	$15,825	June 30, 2019

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. For the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015, the Adviser did not incur or pay organization costs on our behalf. For the period from our inception to June 30, 2016, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock. Through December 31, 2015, offering costs were paid by the Adviser and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds were raised and the costs became payable to the Adviser. After December 31, 2015, offering costs that become payable are now properly presented as capitalized and amortized to expense over one year. For the three and six months ended June 30, 2016 the Adviser incurred and paid offering costs of $224,596 and $456,367, respectively, on our behalf. For the three and six months ended June 30, 2015, the Adviser incurred and paid offering costs of $138,044 and $426,330, respectively, on our behalf. For the six months ended June 30, 2015, the Company recorded $59,939 of offering costs on the Statements of Changes in Net Assets, which was payable to the Adviser. For the three and six months ended June 30, 2016, the Company capitalized $138,792 and $199,949, respectively, of offering costs, which will be amortized over one year. Of this amount, $33,414 and $39,248, respectively, was amortized to expense during the three and six months ended June 30, 2016, and $160,701 remains on the Statement of Assets and Liabilities as of June 30, 2016.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of $3,050,072 of organization and offering costs exceeds 1% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $2,621,890 of these costs.

Fees Paid to Officers and Directors

Each director who is not an “interested person” of the Company as defined in the 1940 Act (the “Independent Directors”) receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Highland Fund Complex based on relative net assets. The “Highland Fund Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employees of an affiliate of the Adviser. Although the Company believes that Mr. Powell is technically no longer an “interested person” of the Company, in light of his previous employment with affiliates of the Adviser, as well as his ongoing provision of consulting services to affiliates of the Adviser, it is possible that the SEC might in the future determine Mr. Powell to be an “interested person” of the Company. Therefore, the Company intends to treat Mr. Powell as an “interested person” of the Company for all purposes other than compensation (Mr. Powell will be compensated at the same rate as the Independent Directors) from December 16, 2015 until December 4, 2017 (the second anniversary of his resignation from an affiliate of the Adviser).

For the three and six months ended June 30, 2016, the Company recorded an expense relating to director fees of $3,614 and $4,461, respectively. For the three and six months ended June 30, 2015, the Company recorded an expense relating to director fees of $425 and $764, respectively. As of June 30, 2016, there was $1,926 of expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of June 30, 2016 are $1,785,000. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4.

The following table reflects the fee waivers and expense reimbursements due from the Adviser as of June 30, 2016 and March 31, 2016, which may become subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expense	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
June 30, 2016	$567,248	$320,023	$247,225	$90,124	June 30, 2019
March 31, 2016	259,420	102,319	157,101	157,101	March 31, 2019

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

Net Increase from Amounts Committed by Affiliates

For the six months ended June 30, 2016 and June 30, 2015, the Adviser committed $872,000 and $0, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. For the year ended December 31, 2015, the Adviser committed $1,403,000 to the company to voluntary reimburse the company for unrealized losses sustained. Had these commitments not been made, the net asset value (“NAV”) as of June 30, 2016 would have been lower. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Receivable from Adviser

The table below provides a breakdown of the various amounts that make up the $4,079,229 and the $3,096,979 shown on the Statements of Assets and Liabilities as of June 30, 2016 and December 31, 2015, respectively.

Description	June 30, 2016	December 31, 2015
Amounts committed by affiliates	$2,275,000	$1,403,000
Fees waived under the Expense Limitation Agreement	1,785,000	1,537,775
Organization and offering paid directly by the Company, to be reimbursed by Adviser	394,046	394,046
Commissions paid in excess of maximum, reimbursed by Adviser	76,727	13,753
Payable to Adviser for reimbursement of organization and offering costs	(451,544)	(251,595)

Totals	$4,079,229	$3,096,979

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

Unrealized appreciation and depreciation at June 30, 2016 and December 31, 2015, based on cost of investments for U.S. federal income tax purposes was:

	Gross Appreciation	Gross (Depreciation)	Net Appreciation/ (Depreciation)(1)	Cost
June 30, 2016	2,254,756	(2,772,999)	(518,243)	$58,970,144
December 31, 2015	156,768	(2,677,318)	(2,520,550)	25,124,374

(1)	Any differences between book-basis and tax-basis net unrealized appreciation/(depreciation) are primarily due to CLO investments and organizational costs.

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the six months ended June 30, 2016 and the six months ended June 30, 2015, the Company did not incur any interest or penalties. Furthermore, the company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer from June 1, 2016, until expiration of June 30, 2016 at 5:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, no shares of the Company were tendered for repurchase.

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

For the three and six months ended June 30, 2016 and June 30, 2015, the components of total interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Direct interest expense	$21,341	$8,671	$29,248	$8,671
Commitment fees	12,444	8,531	26,720	17,281
Amortization of financing costs	—	6,233	—	11,986

Total interest expense	$33,785	$23,435	$55,968	$37,938

Average daily amount outstanding	5,308,791	2,500,000	3,639,011	1,314,286
Weighted average interest rate	1.62%	1.39%	1.62%	1.38%

The Company is required to maintain 300% asset coverage with respect to amounts outstanding under the Credit Facility. Asset coverage is calculated by subtracting the Company’s total liabilities, not including any amount representing bank loans and senior securities, from the Company’s total assets and dividing the result by the principal amount of the borrowings outstanding. As of June 30, 2016, the Company’s debt outstanding was $5,900,000.

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

The Company’s organization and offering costs together are limited to 1% of total proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of June 30, 2016, $2,621,890 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised. See Note 4 for a discussion of Related Party Transactions and Arrangements.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2016.

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

Note 10 — Financial Highlights

Selected data for a share outstanding throughout the six months ended June 30, 2016 and June 30, 2015 is as follows:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2015
	(Unaudited)		(Unaudited)
Common Shares Per Share Operating Performance:
Net Asset Value, Beginning of Period	$8.02		$8.97
Income from Investment Operations:
Net investment income(1)	0.32		0.22
Net realized and unrealized gain (loss)	0.94		(0.32)
Commitments by affiliates	0.24		0.00

Total from investment operations	1.50		(0.10)

Less Distribution Declared to Common Shareholders:
From net investment income	(0.29)		(0.34)
From net realized gains	(0.06)		—

Total distributions declared to common shareholders	(0.35)		(0.34)

Capital share transactions
Offering costs(1)	0.00		(0.03)
Issuance of common stock(2)	0.03		0.09
Shares Tendered(1)	0.00	(3)	0.00
Net Asset Value, End of Period	$9.20		$8.53
Net Asset Value Total Return(4)(6)	19.36	%(5)	(1.15)%
Ratio and Supplemental Data:
Net assets, end of period (in 000’s)	$44,879		$17,351
Shares outstanding, end of period	4,877,295		2,033,862
Common Share Information at End of Period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(7)	7.70%		13.74%
Fees and expenses waived or reimbursed(7)	(4.85)%		(11.89)%
Net operating expenses(7)	2.85%		1.85%
Net investment income (loss) before fees waived or reimbursed(7)	2.53%		(7.01)%
Net investment income (loss) after fees waived or reimbursed(7)	7.38%		4.88%
Ratio of interest and credit facility expenses to average net assets(7)	0.35%		0.11%
Portfolio turnover rate(6)	57%		28%
Asset coverage ratio	861%		798%

(1)	Per share data was calculated using weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(3)	Amount rounds to less than $0.005 per share.
(4)	Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Adviser not absorbed a portion of expenses, total returns would have been lower.
(5)	For the six months ended June 30, 2016, 2.32% of the fund’s total return consists of a voluntary reimbursement by the adviser for unrealized investment losses, and is included in Net realized and unrealized gain (loss). Excluding this item, total return would have been 17.04%.
(6)	Not annualized.
(7)	Annualized.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On June 10, 2016, the Board declared a cash distribution of $0.013846 per share, paid on July 27, 2016 to the Company’s stockholders of record on July 5, 2016, July 11, 2016, July 18, 2016, and July 25, 2016. Based on the Company’s current public offering price of $10.27 per share, the distribution represents an annualized rate of approximately 7.0%.

On July 7, 2016, the Company decreased its public offering price from $10.40 per share to $10.20 per share. The decrease in the public offering price was effective as of the Company’s July 6, 2016 closing and first applied to subscriptions received from June 29, 2016 through July 5, 2016.

On July 13, 2016, the Company increased its public offering price from $10.20 per share to $10.26 per share. The increase in the public offering price was effective as of the Company’s July 13, 2016 closing and first applied to subscriptions received from July 6, 2016 through July 12, 2016.

On July 14, 2016, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on August 31, 2016 to the Company’s stockholders of record on August 1, 2016, August 8, 2016, August 15, 2016, August 22, 2016, and August 29, 2016. Based on the Company’s current public offering price of $10.26 per share, the distribution represents an annualized rate of approximately 7.0%.

On July 20, 2016, the Company increased its public offering price from $10.26 per share to $10.31 per share. The increase in the public offering price was effective as of the Company’s July 20, 2016 closing and first applied to subscriptions received from July 13, 2016 through July 19, 2016.

On July 27, 2016, the Company increased its public offering price from $10.31 per share to $10.34 per share. The increase in the public offering price was effective as of the Company’s July 27, 2016 closing and first applied to subscriptions received from July 20, 2016 through July 26, 2016.

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

Public Offering

We are offering on a continuous basis up to $1.5 billion of our common stock, inclusive of shares already sold, based on an offering price of $10.34 as of August 8, 2016, and a par value of $0.001 per share, pursuant to a registration statement on Form N-2 filed with the SEC under the Securities Act. The SEC declared our registration statement effective on April 30, 2016. We are also authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. However, we currently do not anticipate issuing any preferred stock.

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

As a result of the private placement to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the investment Advisory agreement, or the Investment Advisory Agreement, began to accrue. The company completed a private placement with the Adviser on October 8, 2014, for proceeds of approximately $6.0 million, which amount was used to repurchase common shares from an affiliate of the Adviser. On November 25, 2014, the Company issued an additional 271,739 shares to the Adviser for proceeds of approximately $2.5 million. On January 30, 2015, we issued 336,957 shares to the Adviser at $9.20 per share for proceeds of approximately $3.1 million. In aggregate through June 30, 2016 we issued net 1,929,273 shares to the Advisor, including reinvestment of dividends, for net proceeds of approximately $17.7 million and we have issued net 2,948,021 shares, including reinvestment of dividends, to unaffiliated investors for net proceeds of approximately $29.8 million.

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

We, Highland Capital Management, L.P. and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and certain other accounts managed by the Adviser or its affiliates, subject to certain conditions.

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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” (as such term is used in the requirements with respect to the fee table set forth in Form N-2) for the fiscal year to 1.0% of the quarter-end value of our gross assets through April 30, 2017. Under the Expense Limitation Agreement, “Other Expenses” are all expenses except interest, taxes, brokerage commissions, other expenses which are capitalized in accordance with generally accepted accounting principles, extraordinary expenses, (including litigation expenses), acquired fund fees and expenses, expenses payable under the Administration Agreement or expenses payable to the Adviser for providing managerial assistance to our portfolio companies or as an incentive fee.

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

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of June 30, 2016 are $1,785,000. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2016 quarterly fee waivers and expense reimbursements due from the Adviser as of June 30, 2016 and March 31, 2016, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Limitation	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
June 30, 2016	$567,248	$320,023	$247,225	$90,124	June 30, 2019
March 31, 2016	259,420	102,319	157,101	157,101	March 31, 2019

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

Portfolio Investment Activity for the three and six months ended June 30, 2016 and June 30, 2015

During the six months ended June 30, 2016, we made investments in portfolio companies and other investments totaling $52,829,092. During the same period, we sold investments for proceeds of $19,873,074. As of June 30, 2016 our investment portfolio, with a total fair value of $58,451,901, consisted of interests in 37 portfolio companies (32.8% in first lien senior secured loans, 19.4% in second lien senior secured loans, 32.2% in corporate bonds, 6.4% in asset-backed securities, 1.7% in Foreign Sovereign Bonds, 2.1% in Warrants, 2.3% in common stock, 2.9% preferred shares, and 0.2% in purchased put options). As of June 30, 2016, the investments in our portfolio were purchased at a weighted average price of 87.54% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 7.38% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

During the six months ended June 30, 2015, we made investments in portfolio companies and other investments totaling $12,717,897. During the same period, we sold or had principal repayments on investments for proceeds of $4,198,446. As of June 30, 2015, our investment portfolio, with a total fair value of $18,108,697, consisted of interests in 14 portfolio companies (9% in first lien senior secured loans, 60% in second lien senior secured loans, 15% in corporate bonds, and 2% in asset-backed securities. 1% in common stock and 2% in purchased call options) and 1 sovereign foreign bond (representing 11% of our investment portfolio at fair value). As of June 30, 2015, the investments in our portfolio were purchased at a weighted average price of 93.16% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.57% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from the CLO equity.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and six months ended June 30, 2016 and June 30, 2015:

Net Investment Activity	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Purchases	$37,001,832	$52,829,092
Proceeds from Securities Sold Short	(597,365)	(762,819)
Purchases of Securities Sold Short	368,925	368,925
Sales and Principal Repayments	(11,435,694)	(19,873,074)

Net Portfolio Activity	$25,337,698	$32,562,124

Net Investment Activity	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Purchases	$6,334,147	$12,717,897
Sales and Principal Repayments	(4,136,030)	(4,198,446)

Net Portfolio Activity	$2,198,117	$8,519,451

	For the Three Months Ended June 30, 2016		For the Six months ended June 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans — First Lien	$11,485,197	31.1%	$18,398,607	34.8%
Senior Secured Loans — Second Lien	762,000	2.1%	762,000	1.4%
Corporate Bonds — Senior Unsecured	8,596,965	23.2%	14,200,715	26.9%
Convertible Bonds — Senior Unsecured	—	0.0%	560,000	1.1%
Foreign Sovereign Bonds — Senior Unsecured	9,979,638	27.0%	9,979,639	18.9%
Asset-Backed Securities	2,460,000	6.6%	2,460,000	4.7%
Purchased Put Options	—	0.0%	—	0.0%
Purchased Call Options	268,273	0.7%	268,273	0.5%
Equities (1)	3,449,759	9.3%	6,199,858	11.7%

Total Investments	$37,001,832	100.0%	$52,829,092	100.0%

(1)	In addition to the purchase amount shown here, the Company also sold short for proceeds of $597,365 during the three months ended June 30, 2016 and $762,819 during the six months ended June 30, 2016.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
New Investment Activity by Investment Type (cost)	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans — First Lien	$—	—	$3,582,500	28.1%
Senior Secured Loans — Second Lien	4,630,000	73.1%	5,633,750	44.3%
Corporate Bonds — Senior Unsecured	255,350	4.0%	2,052,850	16.1%
Asset-Backed Securities	—	—	—	—
Foreign Sovereign Bonds — Senior Unsecured	—	—	—	—
Common Stocks	250,750	4.0%	250,750	2.0%
Purchased Call Options	1,198,047	18.9%	1,198,047	9.5%

Total	$6,334,147	100.0%	$12,717,897	100.0%

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$19,704,571	$19,180,071	32.8%	$1,688,375	$783,750	3.5%
Senior Secured Loans — Second Lien	11,484,372	11,324,975	19.4%	14,322,284	13,572,579	60.0%
Corporate Bonds — Senior Unsecured	19,487,729	18,803,387	32.2%	7,790,487	6,615,437	29.3%
Asset-Backed Securities	3,700,485	3,759,162	6.4%	1,723,452	1,544,933	6.8%
Foreign Sovereign Bonds — Senior Unsecured	1,000,000	1,000,000	1.7%	—	—	0.0%
Warrants	—	1,217,610	2.1%	—	—	0.0%
Preferred Shares	1,666,663	1,702,365	2.9%	—	—	0.0%
Common Stocks	1,624,082	1,354,331	2.3%	250,750	87,125	0.4%
Purchased Put Options	302,242	110,000	0.2%	—	—	0.0%

Total Investments	$58,970,144	$58,451,901	100.0%	$25,775,348	$22,603,824	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Number of Investments	37	13
% Variable Rate (based on fair value)	52%	63%
% Non-Income Producing Equity or Other Investments (based on fair value)	3%	7%
Weighted Average Purchase Price of Investments (as a % of par or stated value)	87.54%	92.23%
Weighted Average Credit Rating of Investments that were Rated	B3	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	3%	7%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	$3,769,311	6.4%	$783,750	3.5%
Broadly Syndicated — Public	5,660,945	9.7%	$—	0.0%
Middle-Market	44,262,483	75.7%	$20,275,141	89.7%
Opportunistic/Other	4,759,162	8.1%	$1,544,933	6.8%

Total Assets	$58,451,901	100.0%	$22,603,824	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Energy	$3,045,295	5.2%	$79,750	0.3%
Chemicals	73,525	0.1%	87,125	0.4%
Financial	4,759,162	8.2%	1,544,933	6.8%
Healthcare (1)	36,855,817	63.1%	19,657,196	87.0%
Service (1)	3,458,300	5.9%	451,070	2.0%
Retail	3,452,746	5.9%	—	0.0%
Technology	3,680,766	6.3%	—	0.0%
Media/Telecommunications	1,834,725	3.1%	—	0.0%
iShares	110,000	0.2%	—	0.0%
Utilities	1,181,565	2.0%	783,750	3.5%

Total Assets	$58,451,901	100.0%	$22,603,824	100.0%

(1)	Weight Watchers is currently included in the Service sector, but the Company views Weight Watchers to be related to the Healthcare Industry as defined in the Company’s organizational documents. If this classification change were reflected, the value and percentage of the healthcare sector would increase to $39,845,366 and 68.2%, respectively. The value and percentage of the service sector would decrease to $468,750 and 0.8%, respectively.

As of June 30, 2016, we did not “control” and were not an “affiliated person,” each as defined in the 1940 Act, of any of our portfolio companies. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

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

Our primary holdings currently include senior secured first and second lien bank loans and bonds. Bank loans typically accrue interest at variable rates determined by reference to a base lending rate, such as LIBOR. The base rate typically resets every three months, such that bank loans have a very short duration of 90 days on average and typically have maturities of 3 to 5 years. Corporate notes and bonds typically accrue a fixed rate of interest with maturities of 5 to 7 years. At June 30, 2016 and December 31, 2015, the weighted average yield of our portfolio investments, exclusive of cash and cash equivalents, was approximately 7.54% and 7.38%, respectively. Yields are computed assuming a fully settled portfolio, using interest rates as of the report date and include amortization of senior loan discount points, original issue discount and market premium or discount, weighted by their respective costs when averaged. The weighted average yield excludes income from the CLO equity. If the estimated income from the CLO equity were included, the weighted average yield at June 30, 2016 would be approximately 7.95% and at December 31, 2015 would be approximately 8.63%.

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

Summary Description of Top Portfolio Companies/Investments

As of June 30, 2016 and December 31, 2015, respectively, 63% and 87% (based on fair value), of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Community Health Services, Inc.: As of June 30, 2016 we held corporate bonds of Community Health Services, Inc. (“Community Health”) having an aggregate fair value of $1.8 million. As this investment was purchased in 2016 we did not hold a position as of December 31, 2015. Community Health is one of the largest hospital companies in the United States, providing healthcare services through its owned and operated hospitals and affiliated businesses in non- urban and selected urban markets throughout the United States. As of April 29, 2016, Community Health owned or leased 157 hospitals, comprised of 154 general acute care hospitals and three stand- alone rehabilitation or psychiatric hospitals, as well as home care agencies operated in select markets served by its acute care hospitals.

Kinetic Concepts / KCI USA: As of June 30, 2016 we held corporate bonds of Kinetic Concepts (“Acelity”) having an aggregate fair value of $2.6 million. As this investment was purchased in 2016 we did not hold a position as of December 31, 2015. Acelity, formerly Kinetic Concepts, is a leading global medical technology company that engages in the development and commercialization of products for the advanced wound care and regenerative medicine markets. The Advanced Wound Therapeutics segment focuses on the development and commercialization of advanced wound care devices, including Negative Pressure Therapy (NPWT), which employs negative pressure in various applications to promote wound healing, as well as advanced wound dressings, which maintain a moist wound environment while managing exudate to promote healing and prevent infection. The Regenerative Medicine segment is focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in reconstructive surgical procedures to reinforce soft tissue defects.

MPH Acquisition Holdings, LLC: As of June 30, 2016 we held first lien senior secured loans of MPH Acquisition Holdings, LLC (Multiplan”) having an aggregate fair value of $5.0 million. As this investment was purchased in 2016 we did not hold a position as of December 31, 2015. Multiplan is a provider of cost containment solutions for organizations paying healthcare claims (insurance companies, HMOs, self-insured employers). The company provides access to the largest independent preferred provider organization with approximately one million providers under contract.

Onex Carestream Finance LP: As of June 30, 2016 and December 31, 2015, we held second lien senior secured loans in Onex Carestream Finance LP (“Carestram”) having an aggregate fair value of $0.9 million and $0.9 million, respectively. Carestream is a provider of products and services for the capture, processing, viewing, sharing, printing and storage of images for medical and dental applications. They sell digital products, including printers and media, computed radiography and digital radiography equipment, picture archiving and communication systems, radiology information systems, information management solutions, dental practice management software, and services, as well as traditional medical products, including analog film, equipment, chemistry and services.

Ortho-Clinical Diagnostics: As of June 30, 2016 and December 31, 2015, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $6.0 million and $3.9 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

Radnet Inc: As of June 30, 2016 and December 31, 2015, we held second lien senior secured loans and common stock in Radnet Inc. (“Radnet”) with a collective aggregate fair value of $5.5 million and $4.8 million, respectively. Radnet provides outpatient diagnostic imaging services in the United States. It offers various imaging services, including magnetic resonance imaging, computed tomography, positron emission tomography, nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy, and other related procedures, as well as multi-modality imaging services. The company also develops and sells computerized systems for the imaging industry, including picture archiving communications systems, and provides teleradiology services for remote interpretation of images on behalf of radiology groups, hospitals, and imaging center customers. As of February 24, 2016, it owned and/or operated outpatient imaging centers located in California, Maryland, Delaware, New Jersey, New York, and Rhode Island. The company was founded in 1981 and is headquartered in Los Angeles, California.

U.S. Renal Care: As of June 30, 2016 and December 31, 2015, we held second lien senior secured loans in US Renal Care, Inc. (“U.S. Renal Care”) having an aggregate fair value of $4.4 million and $4.4 million. U.S. Renal Care develops, acquires, and operates a network of outpatient, home, and specialty dialysis centers for serving patients suffering from chronic kidney failures in the United States. The company provides in-center and at-home hemodialysis and peritoneal dialysis services for end stage renal diseases. It operates outpatient, home, and specialty dialysis programs. The company also manages various acute setting dialysis programs in conjunction with local community hospitals. It also serves families and caregivers, and physicians. U.S. Renal Care was founded in 2000 and is based in Plano, Texas. Upon completing acquisition of DSI Renal in January 2016, U.S. Renal Care became third-largest provider of dialysis services in the United States, with 300 outpatient dialysis facilities across 34 states/territories.

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

Texas Competitive Electric Holdings Company, Inc.: As of June 30, 2016 and December 31, 2015, we held first lien senior secured loans in Texas Competitive Electric Holdings Company, Inc. (“TXU”) having an aggregate fair value of $1.2 million and $0.8 million, respectively. TXU is the largest retail power supplier in Texas. Though TXU is currently in bankruptcy, a court ruling mandated that TXU make adequate protection payments to its first lien noteholders.

Results of Operations for the three and six months ended June 30, 2016 and June 30, 2015

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

Expenses

Our total net operating expenses were $318,355 and $450,815, for the three and six months ended June 30, 2016, respectively. Our total net operating expenses were $40,443 and $144,486, for the three and six months ended June 30, 2015, respectively. Our operating expenses include base management fees attributed to the Adviser of $262,267 and $433,620 for the three and six months ended June 30, 2016, respectively, which were voluntarily waived for both periods. Our operating expenses include base management fees attributed to the Adviser of $113,565 and $210,973 for the three and six months ended June 30, 2015, respectively, which were voluntarily waived for both periods. Our expenses also include administrative services expenses attributed to the Adviser of $52,454 and $86,722, respectively for the three and six months ended June 30, 2016 and $22,713 and $42,195, respectively for the three and six months ended June 30, 2015, which were voluntarily waived for all periods. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment	Administration fees Waived and Subject to Recoupment	Recoupment Eligibility Expiration
June 30, 2016	$79,125	$15,825	June 30, 2019

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Our other expenses subject to the Expense Limitation Agreement for the three and six months ended June 30, 2016 were $307,828 and $567,248, respectively, and consisted of the following:

	For the Three months ended June 30, 2016	For the Six months ended June 30, 2016
Audit and tax fees	$70,310	$118,485
Legal fees	72,623	137,701
Custodian and accounting service fees	46,684	101,217
Reports to stockholders	34,560	60,913
Stock transfer fee	75,683	137,134
Directors’ fees	3,614	4,461
Other expenses	4,354	7,337

Total	$307,828	$567,248

	For the Three months ended June 30, 2015	For the Six months ended June 30, 2015
Audit and tax fees	$115,767	$240,861
Legal fees	135,270	216,414
Custodian and accounting service fees	66,609	143,845
Reports to stockholders	25,230	77,016
Stock transfer fee	70,605	84,975
Directors’ fees	425	764
Other expenses	49,840	53,631

Total	$463,746	$817,506

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $1,167,373, or 0.32 per share and net investment income of $380,042, or $0.22 per share, for the six months ended June 30, 2016 and June 30, 2015, respectively. We earned net investment income of $624,400, or 0.15 per share and net investment income of $301,343, or $0.16 per share, for the three months ended June 30, 2016 and June 30, 2015, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $19,873,074 and $4,198,446 during the six months ended June 30, 2016 and June 30, 2015, respectively, from which we realized a net gain of $501,717 and a net loss of ($331,078), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the six months ended June 30, 2016 and June 30, 2015 the net change in unrealized appreciation (depreciation) on investments totaled $2,653,281 or $0.56 per share and $(399,603) or $(0.23) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2016 was primarily driven by the performance of the Ortho-Clinical Diagnostics Holdings Bond, and during the six months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of the Salesforce.com purchased call options.

Net Increase from Amounts Committed by Affiliates

For the three and six months ended June 30, 2016 and June 30, 2015, the Adviser committed $872,000 and $0, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. Had these payments not been made, the NAV as of June 30, 2016 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2016 and June 30, 2015, the net increase (decrease) in net assets resulting from operations was $5,194,371, or $1.24 per share and $(350,639), or $(0.20) per share, respectively.

	For the Six months ended June 30, 2016	For the Six months ended June 30, 2015
Income	$1,618,188	$524,528
Net Expenses	(450,815)	(144,486)
Net Realized Gain (Loss)	501,717	(331,078)
Net increase from amounts committed by affiliates	872,000	—
Net Unrealized Appreciation (Depreciation)	2,653,281	(399,603)

Total	$5,194,371	$(350,639)

Financial Condition, Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $3,426,701 and $7,350,748, respectively. As of June 30, 2016 and December 31, 2015, $2,435,248 and $7,350,745 was held as State Street Institutional Reserves, and $991,453 and $3 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

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

On January 30, 2015, we issued 336,957 shares to the Adviser at $9.20 per share for proceeds of approximately $3.1 million. In aggregate through June 30, 2016 we issued net 1,929,273 shares to the Advisor, including reinvestment of dividends, for net proceeds of approximately $17.7 million and we have issued net 2,948,021 shares, including reinvestment of dividends, to unaffiliated investors for net proceeds of approximately $29.8 million.

During the six months ended June 30, 2016 and June 30, 2015, we also recorded offering costs of $39,248 and $0, respectively, in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. After December 31, 2015, offering costs that become payable are capitalized and amortized to expense over one year. The offering costs for the six months ended June 30, 2016 were capitalized on the Statements of Assets and Liabilities and will be amortized to expense over twelve months. The sales commissions and dealer manager fees related to the sale of our common stock were $4,461 for the six months ended June 30, 2016 and $764 for the six months ended June 30, 2015, and were offset against capital in excess of par value on the financial statements.

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

As of June 30, 2016 and December 31, 2015, $5,900,000 and $0, respectively, were outstanding under the Credit Facility. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of December 31, 2015, all such financing costs have been amortized to interest expense.

For the three and six months ended June 30, 2016 and June 30, 2015, the components of total interest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Direct interest expense	$21,341	$8,671	$29,248	$8,671
Commitment fees	12,444	8,531	26,720	17,281
Amortization of financing costs	—	6,233	—	11,986

Total Interest Expense	$33,785	$23,435	$55,968	$37,938

Average Daily amount outstanding	5,308,791	2,500,000	3,639,011	1,314,286

Weighted average interest rate	1.62%	1.39%	1.62%	1.38%

For the six months ended June 30, 2016, the average daily amount outstanding was $3,639,011 at a weighted average interest rate of 1.62%.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2016 and December 31, 2015, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the six months ended June 30, 2016, and June 30, 2015, the Company accrued no incentive fees.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and six months ended June 30, 3016 the Company did not distribute in excess of net investment income. For the three and six months ended June 30, 2015, the Company made $38,938 and $234,217 of distributions in excess of net investment income, respectively.

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

For the six months ended June 30, 2016, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
6/29/2016 [2]	$0.055	$255,731	$190,535
6/1/2016 [3]	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.354	$1,306,333	$1,044,034

[1]	For the current quarter, there were no dividends classified as a return of capital

[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.

[3]	Beginning in May 2016, we began declaring dividends weekly.

For the year ended December 31, 2015, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
12/31/2015	$0.058	$155,396	$139,260
11/30/2015	0.058	147,122	137,008
10/30/2015	0.058	141,377	134,845
9/30/2015	0.058	134,498	130,315
8/31/2015	0.058	128,773	124,959
7/31/2015	0.058	125,195	122,496
6/30/2015	0.058	117,215	115,203
5/29/2015	0.058	114,540	112,647
4/30/2015	0.058	108,525	107,595
3/31/2015	0.058	104,842	104,543
2/27/2015	0.058	100,082	100,044
1/30/2015	0.050	69,054	69,022

Total	$0.688	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	On May 27, 2014, in connection with a private placement to the Adviser, we issued approximately 21,739 units representing limited liability company interests at a price of $9.20 per unit, for aggregate proceeds of $200,000. Upon our conversion from a Delaware limited liability company to a Delaware corporation on June 10, 2014, the approximately 21,739 units representing limited liability company interests converted into approximately 21,739 shares of our common stock. On September 2, 2014, in connection with a private placement of shares of our common stock to the Adviser and its affiliate, we issued an aggregate of approximately 1,086,954 shares of common stock at a price of $9.20 per share, which price represents the public offering price of $10.00 per share less selling commissions and dealer manager fees, for aggregate proceeds of approximately $10,000,000. We completed a second private placement with the Adviser on October 8, 2014, for proceeds of approximately $6,000,000, which amount was used to repurchase our shares from an affiliate of the Adviser. On November 25, 2014, the Company issued an additional 271,739 shares to the Adviser for proceeds of approximately $2.5 million. On January 30, 2015, we issued 336,957 shares to the Adviser at $9.20 per share for proceeds of approximately $3.1 million. In aggregate through June 30, 2016 we issued 1,929,273 shares to the Advisor, including reinvestment of dividends, for proceeds of approximately $17.7 million.

•	For the year ended December 31, 2015, the Adviser committed $1,403,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. Had these payments not been made, the NAV as of December 31, 2015 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

•	For the three months ended March 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. Had these payments not been made, the NAV as of June 30, 2016 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our investment adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment adviser.

•	The audit committee of the Board reviews these preliminary valuations.

•	At least once each quarter, the valuations for approximately one quarter of the portfolio investments that have been fair valued are reviewed by an independent valuation firm such that, over the course of a year, each material portfolio investment that has been fair valued shall have been reviewed by an independent valuation firm at least once.

•	The Board discusses valuations and determines the fair value of each investment in our portfolio in good faith.

As of June 30, 2016 the Company held the following investments for which current, reliable market quotations were not available:

Instrument	Type	Market Value
CareDX, Inc.	Preferences Shares	$1,702,365
CareDX, Inc.	Warrant	673,057
CareDX, Inc.	Common	340,473
Galena Biopharma, Inc.	Warrant	320,561
PAMCO CLO 1997-1A B	Asset-Backed	754,410
SCYNEXIS, Inc.	Warrant	223,992

Organization Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and six months ended June 30, 2016, and the three and six months ended June 30, 2015, the Adviser did not incur or pay organization costs on our behalf. For the period from our inception to June 30, 2016, the Adviser incurred and paid organization costs of $33,392 on our behalf. Currently, the total amount of organization and offering costs exceeds 1% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by the Adviser on our behalf are more than 1% of total proceeds at the end of this offering, the Adviser will forfeit the right to reimbursement of such costs that exceed 1% of total proceeds.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock. Through December 31, 2015, offering costs were paid by the Adviser and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds were raised and the costs became payable to the Adviser. After December 31, 2015, offering costs that become payable are now properly presented as capitalized and amortized to expense over one year. Offering costs together with organization costs, are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. For the three and six months ended June 30, 2016 the Adviser incurred and paid offering costs of $224,596, and $456,367, respectively, on our behalf. For the three and six months ended June 30, 2015, the Adviser incurred and paid offering costs of $138,044 and $426,330, respectively, on our behalf. For the six months ended June 30, 2015, the Company recorded $59,939 of offering costs on the Statements of Changes in Net Assets, which was payable to the Adviser. For the three and six months ended June 30, 2016, the Company capitalized $138,792 and $199,949, respectively, of offering costs, which will be amortized over one year. Of this amount, $33,414 and $39,248, respectively, was amortized to expense during the three and six months ended June 30, 2016, and $160,701 remains on the Statement of Assets and Liabilities as of June 30, 2016.

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

Assuming that the Statements of Assets and Liabilities as of June 30, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(6,799)	$14,750	$7,951
Up 50 basis points	40,883	(29,500)	11,383
Up 100 basis points	222,209	(59,000)	163,209
Up 200 basis points	612,708	(118,000)	494,708
Up 300 basis points	1,003,206	(177,000)	826,206

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

NEXPOINT CAPITAL, INC.

Date: August 12, 2016	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President (Principal Executive Officer)

Date: August 12, 2016	By:	/s/ Brian Mitts
	Name:	Brian Mitts
	Title:	Chief Financial Officer