Form 10-Q
period 2016-09-30
NexPoint Capital, Inc.
filed 2016-11-09
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of October 31, 2016, the Registrant had 6,402,841 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value (cost of $62,254,130 and $25,775,348, respectively)	$62,927,137	$22,603,824
Cash and cash equivalents	4,839,927	7,350,748
Receivable for investments sold	1,024,528	499,375
Receivable for common stock sold	—	183,700
Interest receivable	789,689	204,157
Receivable from Adviser(1)	4,040,691	3,096,979
Other receivables	—	81,258
Prepaid expenses	5,590	3,392
Capitalized offering costs	213,006	—

Total assets	73,840,568	34,023,433

Liabilities
Credit facility payable(2)	9,900,000	—
Payable for investments purchased	5,752,542	11,465,326
Directors’ fees payable(1)	1,732	483
Interest expense and commitment fees payable	19,516	—
Accrued expenses and other liabilities	382,967	258,745

Total liabilities	16,056,757	11,724,554

Commitments and Contingencies(3)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 6,023,972 and 2,779,381 shares issued and outstanding, respectively)	6,024	2,779
Paid-in capital in excess of par	53,449,411	23,796,427
Accumulated net realized gain	1,380,369	346,096
Distributions in excess of net investment income	—	(77,899)
Net unrealized appreciation (depreciation) on investments (including net increase from amounts committed by affiliates of $2,275,000 and $1,403,000, respectively)	2,948,007	(1,768,524)

Total net assets	$57,783,811	$22,298,879

Net asset value per share of common stock	$9.59	$8.02

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 7 for a discussion of credit facility.
(3)	See Note 4 and 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment income:
Interest	$1,259,654	$318,399	$2,818,052	$801,149
Dividend income	124,376	39,834	184,166	78,959
Other fee income	—	—	—	2,653

Total investment income	1,384,030	358,233	3,002,218	882,761

Expenses:
Investment advisory fees (1)	363,595	109,669	797,215	320,642
Capital gains incentive fees (1)	313,850	—	313,850	—
Legal fees	67,623	316,050	205,324	532,464
Stock transfer fee	62,989	62,879	200,123	147,854
Administration fees (1)	72,719	21,933	159,441	64,128
Audit and tax fees	38,540	56,582	157,025	297,443
Custodian and accounting service fees	47,140	31,242	148,357	175,087
Interest expense and commitment fees (2)	50,269	17,378	106,237	43,330
Amortized offering costs	64,887	—	104,135	—
Other expenses	37,829	12,060	80,742	39,739
Reports to stockholders	15,040	30,714	75,953	107,730
Directors’ fees (1)	1,442	503	5,903	1,267

Total expenses	1,135,923	659,010	2,354,305	1,729,684
Expenses waived or reimbursed by the Adviser (1)	(782,827)	(566,519)	(1,550,394)	(1,492,707)

Net expenses	353,096	92,491	803,911	236,977

Net investment income	1,030,934	265,742	2,198,307	645,784

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments and securities sold short	695,515	(93,944)	1,197,232	(425,022)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	1,191,250	(783,067)	3,844,531	(1,182,670)
Net increase from amounts committed by affiliates (1)	—	—	872,000	—

Net realized and unrealized gains (losses)	1,886,765	(877,011)	5,913,763	(1,607,692)

Net increase (decrease) in net assets resulting from operations	$2,917,699	$(611,269)	$8,112,070	$(961,908)

Per share information - basic and diluted per common share
Net investment income:	$0.19	$0.12	$0.52	$0.34
Earnings per share:	$0.53	$(0.28)	$1.91	$(0.51)
Weighted average shares outstanding:	5,507,237	2,171,432	4,250,687	1,899,281

Distributions declared per share:	$0.18	$0.17	$0.53	$0.51

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 7 for a discussion of credit facility.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$2,198,307	$645,784
Net realized gain (loss) on investments	1,197,232	(425,022)
Net change in unrealized appreciation (depreciation) on investments	3,844,531	(1,182,670)
Net increase from amounts committed by affiliates(1)	872,000	—

Net increase (decrease) in net assets resulting from operations	8,112,070	(961,908)

Distributions to stockholders:
Net investment income	(2,120,408)	(1,002,725)
Net realized gains	(162,959)	—

Total distributions to stockholders	(2,283,367)	(1,002,725)

Capital share transactions:
Issuance of common stock	27,972,673	7,614,289
Issuance of common shares pursuant to distribution reinvestment plan	1,726,656	986,824
Offering costs	—	(86,011)
Repurchase of common stock	(43,100)	—

Net increase in net assets resulting from capital transactions	29,656,229	8,515,102

Total increase in net assets	35,484,932	6,550,469
Net assets at beginning of period	22,298,879	12,382,328

Net assets at end of period	$57,783,811	$18,932,797

Distributions in excess of net investment income	$—	$(298,455)

Changes in common shares
Issuance of common stock	3,061,301	842,951
Reinvestment of common stock	188,186	110,133
Redemption of common stock	(4,896)	—

Net increase in common shares	3,244,591	953,084

(1)	See Note 4 for a discussion of related party transactions and arrangements.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows used in operating activities
Net increase (decrease) in net assets resulting from operations	$8,112,070	$(961,908)

Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investment securities	(63,279,264)	(17,727,996)
Purchases of securities sold short	(503,860)	—
Proceeds from securities sold short	939,022	—
Proceeds from sales and principal repayments of investment securities	27,907,573	9,110,555
Net realized (gain) loss on investments	(1,197,232)	425,022
Net change in unrealized (appreciation) depreciation on investments	(3,844,531)	1,182,670
Amortization of premium/discount, net	(345,021)	(24,105)
Amortization of deferred financing costs	—	18,402
Amortization of capitalized offering costs	104,135	—
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(525,153)	(1,475,998)
(Increase) decrease in interest receivable	(585,532)	(96,102)
(Increase) decrease in receivable from Adviser	(943,712)	(1,294,506)
(Increase) decrease in other receivables	81,258	(81,258)
(Increase) decrease in prepaid expenses	(2,198)	11,690
(Increase) decrease in due from affiliates	—	859,935
Increase (decrease) in payable for investments purchased	(5,712,784)	(3,311,364)
Increase (decrease) in directors’ fees payable	1,249	(320)
Increase (decrease) in interest expense and commitment fees payable	19,516	2,806
Increase (decrease) in accrued expenses and other liabilities	124,222	373,818

Net cash flow used in operating activities	(39,650,242)	(12,988,659)

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	28,156,373	7,614,289
Repurchase of common stock, net of payable	(43,100)	—
Distributions paid in cash	(556,711)	(15,901)
Offering costs paid, net of due to Adviser	(317,141)	(86,011)
Financing costs paid	—	(25,000)
Borrowings under credit facilities	14,000,000	2,500,000
Repayments of credit facilities	(4,100,000)	—

Net cash flow provided by financing activities	37,139,421	9,987,377

Net decrease in cash and cash equivalents	(2,510,821)	(3,001,282)

Cash and cash equivalents
Beginning of the period	7,350,748	5,899,369

End of the period	$4,839,927	$2,898,087

Supplemental disclosure and non-cash financing activities
Cash paid during the period for interest	$50,243	$14,524
Reinvestment of distributions paid	$1,726,656	$986,824

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of September 30, 2016

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value

Senior Secured Loans – 58.4%(4)
Energy – 5.5%
EnergySolutions, LLC (First Lien Term Loan)(5)	L + 575	1.00%	5/29/2020	$1,271,516	$1,150,045	$1,269,926
Fieldwood Energy, LLC (First Lien Term Loan)(6)	L + 700	1.00%	8/31/2020	1,800,549	1,548,687	1,505,151
Fieldwood Energy, LLC (First Lien Term Loan)(6)	L + 712.5	1.25%	9/30/2020	567,797	540,415	404,555

						3,179,632

Health Care – 31.6%
American Renal Holdings, Inc. (First Lien Term Loan)(6) (7) (8)	L + 450	1.25%	9/20/2019	997,342	992,355	998,594
BioScrip, Inc. (First Lien Term Loan)(7)	L + 525	1.25%	7/31/2020	357,718	344,304	351,458
BioScrip, Inc. (First Lien Initial Term Loan)(7)	L + 525	1.25%	7/31/2020	596,197	573,840	585,764
Granite Acquisition, Inc. (Second Lien Term Loan)(6) (7) (8)	L + 725	1.00%	12/19/2022	1,000,000	945,000	948,330
MPH Acquisition Holdings, LLC (First Lien Term Loan)(6)	L + 400	1.00%	6/7/2023	4,783,862	4,807,681	4,850,381
Onex Carestream Finance LP (Second Lien Term Loan)(6) (7)	L + 850	1.00%	12/7/2019	819,967	827,484	747,535
Radnet, Inc. (Second Lien Term Loan)(6)	L + 700	1.00%	3/25/2021	5,457,917	5,276,871	5,403,338
U.S. Renal Care, Inc. (Second Lien Term Loan)(6)	L + 800	1.00%	12/31/2023	4,500,000	4,415,758	4,365,000

						18,250,400

Media/Telecommunications – 3.3%
iHeartCommunications, Inc. (First Lien Term Loan)(5)	L + 675	0.52%	1/30/2019	2,500,000	1,875,657	1,932,950

Retail – 5.5%
Leslie’s Poolmart, Inc. (First Lien Term Loan)(6)	L + 425	1.00%	8/16/2023	566,038	563,223	570,637
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(6)	L + 875	1.00%	4/24/2020	2,982,298	2,403,247	2,599,266

						3,169,903

Service – 6.1%
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)(6)	L + 650	1.00%	7/25/2022	500,000	497,482	477,032
Weight Watchers International, Inc. (First Lien Term Loan)(6) (8) (9)	L + 325	0.75%	4/2/2020	3,969,152	2,698,922	3,017,786

						3,494,818

Technology – 4.6%
Evergreen Skills Lux S.a.r.l. (Second Lien Term Loan)(6) (7) (8)	L + 825	1.00%	4/28/2022	1,500,000	802,500	911,250
SkillSoft Corp. (First Lien Term Loan)(6) (8)	L + 475	1.00%	4/28/2021	1,991,114	1,631,809	1,768,985

						2,680,235

Utility – 1.8%
Texas Competitive Electric Holdings Company, LLC (TXU) (First Lien Term Loan)(6) (10)	L + 450	0.50%	10/10/2017	3,500,000	1,996,125	1,017,818

Total Senior Secured Loans						33,725,756

Asset-Backed Securities – 5.2%
Financials – 5.2%
CIFC Funding Ltd. 2015-1A (8) (11) (12)			1/22/2027	550,000	437,250	489,500
Grayson Investor Corp. (8) (11) (12)(16)			11/1/2021	800	456,000	258,000
Highland Park CDO I Ltd. 2006 1A A2 (8) (11)(16)		1.225%	11/25/2051	2,319,847	1,906,539	2,018,267
PAMCO CLO 1997-1A B (8) (10) (11) (13)(16)				559,644	321,795	270,028

						3,035,795

Total Asset-Backed Securities						3,035,795

Convertible Bonds – 1.1%
Health Care – 1.1%
Fluidigm Corp.		2.750%	2/1/2034	1,000,000	566,213	615,000

Total Convertible Bonds						615,000

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2016

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value

Corporate Bonds – 35.2%
Health Care – 28.3%
CHS/Community Health Systems, Inc. (8)		6.875%	2/1/2022	$4,000,000	$3,506,023	$3,460,000
Kindred Healthcare, Inc. (8)		8.750%	1/15/2023	1,500,000	1,476,834	1,505,625
Kinetic Concepts / KCI USA		10.500%	11/1/2018	1,000,000	1,006,804	1,051,500
Ortho-Clinical Diagnostics (11)		6.625%	5/15/2022	8,717,000	7,878,377	7,714,545
Valeant Pharmaceuticals International, Inc. (8) (11)		6.125%	4/15/2025	3,000,000	2,581,803	2,591,250

						16,322,920

Retail – 1.5%
Guitar Center, Inc. (11)		6.500%	4/15/2019	1,000,000	875,596	885,000

Technology – 3.8%
Diamond 1 Finance Corp. / Diamond 2 Finance Corp. (11)		6.020%	6/15/2026	2,000,000	2,053,715	2,196,600

Telecommunication Services – 1.6%
Intelsat Jackson Holdings S.A. (8)		7.250%	10/15/2020	1,209,000	950,487	943,020

Total Corporate Bonds						20,347,540

				Shares

Common Stocks – 6.9%
Chemicals – 0.2%
MPM Holdings, Inc. (7) (8) (14)				8,500	250,750	91,732

Health Care – 3.1%
CareDx, Inc. (14)				501,252	1,999,996	1,779,445

Real Estate Investment Trust (REIT) – 3.6%
Independence Realty Trust, Inc. (7) (8)				232,727	2,094,543	2,094,543

Total Common Stocks						3,965,720

Warrants – 2.1%
Health Care – 2.1%
CareDx, Inc. (13) (14)			6/14/2017	250,626	—	580,771
Galena Biopharma, Inc. (13) (14)			1/21/2021	1,500,054	—	187,057
SCYNEXIS, Inc. (13) (14) (15)			6/21/2021	195,000	—	469,498

						1,237,326

Total Warrants						1,237,326

Total Investments- 108.9%					$62,254,130	$62,927,137

Other Assets & Liabilities, net- (8.9)%						$(5,143,326)

Net Assets- 100.0%						$57,783,811

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. Additionally, companies under common control (e.g., companies with a common owner of greater than 25% of their respective voting securities) are affiliates under the 1940 Act.
(2)	All investments are denominated in United States Dollars.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at September 30, 2016. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(5)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2016 was 0.53%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR floor.
(6)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2016 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR floor.
(7)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2016

(Unaudited)

(8)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”). A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 28.94% of the Company’s total assets as of September 30, 2016.
(9)	The Company views Weight Watchers to be included in the Healthcare Industry as defined in the Company’s organizational documents. If this classification were reflected, value and percentage of the healthcare sector under Senior Secured Loans would increase to $21,268,186 and 36.81%, respectively.
(10)	The issuer is, or is in danger of being, in default of its payment obligation. However, in some cases adequate protection payments are being made by the issuer.
(11)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of September 30, 2016, these securities amounted to $16,423,190, or 28.42% of net assets.
(12)	The investment is considered to be the equity tranche of the issuer.
(13)	Represents Fair Value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $1,507,354 or 2.61% of net assets were fair valued under the Company’s valuation procedures as of September 30, 2016.
(14)	Non-income producing security.
(15)	Restricted Securities. These securities are not registered and may not be sold to the public. There are legal and/or contractual restrictions on resale. The Company does not have the right to demand that such securities be registered. The values of these securities are determined by valuations provided by pricing services, brokers, dealers, market makers, or in good faith under the procedures established by the Board.
(16)	Securities of a collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.

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

See Notes to Financial Statements

NexPoint Capital, Inc.

Notes To Financial Statements (Unaudited)

Note 1 — Organization

NexPoint Capital, Inc. (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. The Company follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 Financial Services - Investment Companies. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations. The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through September 30, 2016, the Adviser controls 1,965,910 total shares, including reinvestment of dividends, for a net amount of approximately $18.0 million.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of September 30, 2016 and December 31, 2015, the Company had cash and cash equivalents of $4,839,927 and $7,350,748, respectively. As of September 30, 2016 and December 31, 2015, $4,425,355 and $7,350,745 was held in the State Street U.S. Government Money Market Fund, and $414,572 and $3 was held in a custodial account with State Street Bank and Trust Company, respectively.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and nine months ended September 30, 2016 the Company recognized $0 and $0 of fee income, respectively. For the three and nine months ended September 30, 2015, the Company recognized $0 and $2,653 of fee income, respectively.

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

As of September 30, 2016, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
CareDx, Inc.	Warrant	$580,771

SCYNEXIS, Inc.	Warrant	469,498

PAMCO CLO 1997-1A B	Asset-Backed	270,028

Galena Biopharma, Inc.	Warrant	187,057

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

As of September 30, 2016, the Company’s investments consisted of senior secured loans, bonds, asset-backed securities, common stocks and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of September 30, 2016 and December 31, 2015:

	September 30, 2016
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$3,179,632	$—	$3,179,632
Health Care	—	8,482,062	9,768,338	18,250,400
Media/Telecommunications	—	1,932,950	—	1,932,950
Retail	—	3,169,903	—	3,169,903
Service	—	3,494,818	—	3,494,818
Technology	—	2,680,235	—	2,680,235
Utility	—	1,017,818	—	1,017,818
Asset-Backed Securities	—	2,765,767	270,028	3,035,795
Convertible Bonds	—	615,000	—	615,000
Corporate Bonds	—	20,347,540	—	20,347,540
Common Stocks
Chemicals	—	—	91,732	91,732
Health Care	1,779,445	—	—	1,779,445
Real Estate Investment Trust (REIT)	2,094,543	—	—	2,094,543
Warrants	—	1,050,269	187,057	1,237,326

Total Assets	$3,873,988	$48,735,994	$10,317,155	$62,927,137

	December 31, 2015
Investments	Level 1	Level 2	Level 3	Total

Assets

Senior Secured Loans
Energy	$—	$79,750	$—	$79,750
Health Care	—	8,603,634	4,438,125	13,041,759
Service	—	451,070	—	451,070
Utility	—	783,750	—	783,750
Corporate Bonds	—	6,615,437	—	6,615,437
Asset–Backed Securities	—	1,544,933	—	1,544,933
Common Stock
Chemicals	—	—	87,125	87,125

Total Assets	$—	$18,078,574	$4,525,250	$22,603,824

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2016.

Investments:	Balance as of December 31, 2015	Transfers into Level 3	Transfer out of Level 3	Net Amortization (Accretion) of Premium/ (Discount)	Net Realized Gains/ (Losses)	Net Change in Unrealized Gains/ (Losses)	Purchases	(Sales and Redemptions)	Balance as of September 30, 2016	Change in Unrealized Gain/(Loss) on Level 3 securities still held at period end

Senior Secured Loans
Health Care	$4,438,125	$5,403,338	$—	$5,758	$—	$(78,883)	$—	$—	$9,768,338	$(78,883)

Asset-Backed Securities
Financials	—	270,028	—	—	—	—	—	—	270,028	—
Common Stocks
Chemicals	87,125	—	—	—	—	4,607	—	—	91,732	4,607
Warrants
Healthcare	—	—	—	—	—	187,057	—	—	187,057	187,057

Total	$4,525,250	$5,673,366	$—	$5,758	$—	$112,781	$—	$—	$10,317,155	$112,781

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

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 3 to Level 2 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. Transfers from Level 2 to Level 3 are due to a decrease in market activity, which resulted in a decrease of available market inputs to determine price, of which $5,673,366 was transferred in as of September 30, 2016.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of September 30, 2016 and December 31, 2015:

Investment	Fair Value at September 30, 2016(1)	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (weighted average)
Senior Secured Loans	$9,768,338	Third Party Pricing Vendor	N/A	N/A

Common Stocks	91,732	Third Party Pricing Vendor	N/A	N/A

Warrants	187,057	Black-Scholes Option Pricing	Volatility	90%

Asset-Backed Securities	270,028	Discounted Cash Flow	Discount Rate	20.85%

Total	$10,317,155

(1)	Included within level 3 Assets of $10,317,155 are financial instruments for which a sufficient level of current, reliable market quotations were not available. Please refer to Note 2, under Fair Value of Financial Instruments for additional detail on these instruments.

Investment	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (weighted average)
Senior Secured Loans	$4,438,125	Third Party Pricing Vendor	N/A	N/A

Common Stocks	87,125	Third Party Pricing Vendor	N/A	N/A

Total	$4,525,250

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

The average quarterly volume of derivative activity for the nine months ended September 30, 2016 is as follows:

	Average Units/ Contracts	Total Unrealized Appreciation/ (Depreciation)	Total Realized Gain (loss)	Ending Notional Amount
Purchased Options Contracts	1,317	$—	$(211,941)	—

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

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs and offering costs are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Please refer to Note 4 for additional information on Organization and Offering Costs.

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the nine months ended September 30, 2016 and September 30, 2015. Selling commissions or fees of $2,142,925 and $305,544 were paid for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted	2016	2015	2016	2015
Net increase (decrease) in net assets from operations	$2,917,699	$(611,269)	$8,112,070	$(961,908)
Weighted average common shares outstanding	5,507,237	2,171,432	4,250,687	1,899,281
Earnings per common share-basic and diluted	$0.53	$(0.28)	$1.91	$(0.51)

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

Recent Accounting Pronouncements

The Company generally intends to take advantage of the extended transition period available to emerging growth companies to comply with the new or revised accounting standards below until those standards are applicable to private companies.

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

In August, 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. The amendments in this update address eight specific issues, where there has been diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on its financial position.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s investments by industry classification at fair value at September 30, 2016:

	Fair value	Percentage
Assets
Health Care(1)	$38,205,091	60.8%
Technology	4,876,835	7.7%
Retail	4,054,903	6.4%
Service(1)	3,494,818	5.6%
Energy	3,179,632	5.1%
Financials	3,035,795	4.8%
Real Estate Investment Trusts (REITs)	2,094,543	3.3%
Media/Telecommunications	1,932,950	3.1%
Utility	1,017,818	1.6%
Telecommunication Services	943,020	1.5%
Chemicals	91,732	0.1%

Total Assets	$62,927,137	100.0%

(1)	Weight Watchers is currently included in the Service sector, but the Company views Weight Watchers to be related to the Healthcare Industry as defined in the Company’s organizational documents. If this classification change were reflected, the value and percentage of the healthcare sector would increase to $41,222,877 and 65.5%, respectively. The value and percentage of the service sector would decrease to $477,033 and 0.8%, respectively.

The following table shows the composition of the Company’s investments by industry classification at fair value at December 31, 2015:

	Fair Value	Percentage
Assets

Healthcare	$19,657,196	87.0%

Financials	1,544,933	6.8%

Utility	783,750	3.5%

Service	451,070	2.0%

Chemicals	87,125	0.4%

Energy	79,750	0.3%

Total Assets	$22,603,824	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of September 30, 2016:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$21,126,310	$20,873,271	33.2%
Senior Secured Loans - Second Lien	12,765,095	12,852,485	20.4%
Convertible Bonds	566,213	615,000	1.0%
Corporate Bonds	20,329,639	20,347,540	32.3%
Common Stocks	4,345,289	3,965,720	6.3%
Asset-Backed Securities	3,121,584	3,035,795	4.8%
Warrants	—	1,237,326	2.0%

Total Assets	$62,254,130	$62,927,137	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of December 31, 2015:

	Amortized Cost	Fair Value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$1,688,375	$783,750	3.5%
Senior Secured Loans - Second Lien	14,322,284	13,572,579	60.0%
Corporate Bonds	7,790,487	6,615,437	29.3%
Asset-Backed Securities	1,723,452	1,544,933	6.8%
Common Stocks	250,750	87,125	0.4%

Total Assets	$25,775,348	$22,603,824	100.0%

The following table shows the composition of the Company’s investments by geographic classification at September 30, 2016:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$2,546,295	4.0%
Luxembourg(1)	2,680,235	4.3%
United States	57,700,607	91.7%

Total Assets	$62,927,137	100.0%

(1)	Investments denominated in USD

The following table shows the composition of the Company’s investments by geographic classification at December 31, 2015:

Geography	Fair Value	Percentage
Assets
United States	$22,603,824	100.0%

Total Assets	$22,603,824	100.0%

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

For the three and nine months ended September 30, 2016, the Company incurred investment advisory fees payable to the Adviser of $363,595 and $797,215, respectively, which were voluntarily waived. For the three and nine months ended September 30, 2015, the Company incurred investment advisory fees payable to the Adviser of $109,669 and $320,642, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Incentive Fee

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the Company’s net assets, as defined in the Investment Advisory Agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, the Adviser will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% of the Company’s net assets at the end of such quarter, or 9.375% annually. This “catch-up” feature allows the Adviser to recoup the fees foregone as a result of the existence of the hurdle rate in that quarter. Thereafter, the Adviser will receive 20.0% of the Company’s pre-incentive fee net investment income from the quarter.

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

For the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, the Company incurred $313,850, $313,850, $0, and $0 of incentive fees on capital gains, respectively, all of which was voluntarily waived.

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

For the three and nine months ended September 30, 2016, the Company incurred administration fees payable to the Adviser of $72,719 and $159,441, respectively, which were voluntarily waived. For the three and nine months ended September 30, 2015, the Company incurred administration fees payable to the Adviser of $21,933 and $64,128, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to advisory and administrator fees are shown below.

Period Ended	Advisory Fees Waived and Subject to Recoupment	Administration Fees Waived and Subject to Recoupment	Recoupment Eligibility Expiration
September 30, 2016	$363,595	$72,719	September 30, 2019
June 30, 2016	79,125	15,825	June 30, 2019

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. For the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, the Adviser did not incur or pay organization costs on our behalf. For the period from our inception to September 30, 2016, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock. Through December 31, 2015, offering costs were paid by the Adviser and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds were raised and the costs became payable to the Adviser. After December 31, 2015, offering costs that become payable are now properly presented as capitalized and amortized to expense over one year. For the three and nine months ended September 30, 2016 the Adviser incurred and paid offering costs of $275,719 and $732,086, respectively, on our behalf. For the three and nine months ended September 30, 2015, the Adviser incurred and paid offering costs of $109,185 and $535,515, respectively, on our behalf. For the nine months ended September 30, 2015, the Company recorded $86,011 of offering costs on the Statements of Changes in Net Assets, which was payable to the Adviser. For the three and nine months ended September 30, 2016, the Company capitalized $117,192 and $317,141, respectively, of offering costs, which will be amortized over one year. Of this amount, $64,887 and $104,135, respectively, was amortized to expense during the three and nine months ended September 30, 2016, and $213,006 remains on the Statement of Assets and Liabilities as of September 30, 2016.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of $3,325,791 of organization and offering costs exceeds 1% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $2,757,056 of these costs.

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

For the three and nine months ended September 30, 2016, the Company recorded an expense relating to director fees of $1,442 and $5,903, respectively, which represents the allocation of the director fees to the Company. For the three and nine months ended September 30, 2015, the Company recorded an expense relating to director fees of $503 and $1,267, respectively. As of September 30, 2016, there was $1,732 of expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of September 30, 2016 are $1,817,663. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of September 30, 2016, June 30, 2016, and March 31, 2016, which may become subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expense	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
September 30, 2016	$803,909	$524,021	$279,888	$32,663	September 30, 2019
June 30, 2016	567,248	320,023	247,225	90,124	June 30, 2019
March 31, 2016	259,420	102,319	157,101	157,101	March 31, 2019

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

Net Increase from Amounts Committed by Affiliates

For the nine months ended September 30, 2016 and September 30, 2015, the Adviser committed $872,000 and $0, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of September 30, 2016 would have been lower. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Receivable from Adviser

The table below provides a breakdown of the various amounts that make up the $4,040,691 and the $3,096,979 shown on the Statements of Assets and Liabilities as of September 30, 2016 and December 31, 2015, respectively.

Description	September 30, 2016	December 31, 2015
Amounts committed by affiliates	$2,275,000	$1,403,000
Fees waived under the Expense Limitation Agreement	1,817,663	1,537,775
Organization and offering paid directly by the Company, to be reimbursed by Adviser	411,764	394,046
Commissions paid in excess of maximum, reimbursed by Adviser	104,999	13,753
Payable to Adviser for reimbursement of organization and offering costs	(568,735)	(251,595)

Totals	$4,040,691	$3,096,979

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the nine months ended September 30, 2016 and the nine months ended September 30, 2015, the Company did not incur any interest or penalties. Furthermore, the company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer from June 1, 2016, until expiration of June 30, 2016 at 5:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, no shares of the Company were tendered for repurchase.

The Company conducted its quarterly tender offer from September 2, 2016, until expiration of September 30, 2016 at 5:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the third quarter tender offer, no shares of the Company were tendered for repurchase.

For the nine months ended September 30, 2016, the Company also repurchased 1,664 shares as part of its death and disability repurchase program.

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

For the three and nine months ended September 30, 2016 and September 30, 2015, the components of total interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Direct interest expense	$40,511	$8,659	$69,759	$17,330
Commitment fees	9,758	8,719	36,478	26,000
Amortization of financing costs	—	6,416	—	18,402

Total interest expense	$50,269	$23,794	$106,237	$61,732

Average daily amount outstanding	9,726,087	2,500,000	5,682,847	1,684,982
Weighted average interest rate	1.66%	1.39%	1.64%	1.38%

The Company is required to maintain 300% asset coverage with respect to amounts outstanding under the Credit Facility. Asset coverage is calculated by subtracting the Company’s total liabilities, not including any amount representing bank loans and senior securities, from the Company’s total assets and dividing the result by the principal amount of the borrowings outstanding. As of September 30, 2016, the Company’s debt outstanding was $9,900,000.

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

The Company’s organization and offering costs together are limited to 1% of total proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of September 30, 2016, $2,757,056 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised. See Note 4 for a discussion of Related Party Transactions and Arrangements, including a description of amounts waived and subject to recoupment.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2016.

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

Note 10 — Financial Highlights

Selected data for a share outstanding throughout the nine months ended September 30, 2016 and September 30, 2015 is as follows:

	For the Nine Months Ended September 30, 2016 (Unaudited)		For the Nine Months Ended September 30, 2015 (Unaudited)
Common Shares Per Share Operating Performance:
Net Asset Value, Beginning of Period	$8.02		$8.97
Income from Investment Operations:
Net investment income(1)	0.52		0.34
Net realized and unrealized gain (loss)	1.34		(0.73)
Commitments by affiliates	0.21		—

Total from investment operations	2.07		(0.39)

Less Distribution Declared to Common Shareholders:
From net investment income	(0.49)		(0.51	)(2)
From net realized gains	(0.04)		—

Total distributions declared to common shareholders	(0.53)		(0.51)

Capital share transactions
Offering costs(1)	0.00		(0.05)
Issuance of common stock(3)	0.03		0.09
Shares tendered(1)	0.00	(4)	0.00

Net Asset Value, End of Period	$9.59		$8.11
Net Asset Value Total Return(5)(7)	26.77	%(6)	(4.05)%

Ratio and Supplemental Data:
Net assets, end of period (in 000’s)	$57,784		$18,933
Shares outstanding, end of period	6,023,972		2,334,171
Common Share Information at End of Period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(8)	8.18%		13.92%
Fees and expenses waived or reimbursed(8)	(5.38)%		(12.01)%
Net operating expenses(8)	2.79%		1.91%
Net investment income (loss) before fees waived or reimbursed(8)	2.25%		(6.82)%
Net investment income (loss) after fees waived or reimbursed(8)	7.63%		5.20%
Ratio of interest and credit facility expenses to average net assets(8)	0.37%		0.14%
Ratio of incentive fees to average net assets	1.09%		—%
Portfolio turnover rate(7)	66%		58%
Asset coverage ratio	684%		859%

(1)	Per share data was calculated using weighted average shares outstanding during the period.
(2)	Of the total distributions to common shareholders, the Company estimates that $0.34 per share was from net investment income, and $0.17 per share was a return of capital.

(3)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(4)	Amount rounds to less than $0.005 per share.
(5)	Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Adviser not absorbed a portion of expenses, total returns would have been lower.
(6)	For the nine months ended September 30, 2016, 1.91% of the fund’s total return consists of a voluntary reimbursement committed by the adviser for unrealized investment losses, and is included in Net realized and unrealized gain (loss). Excluding this item, total return would have been 24.86%.
(7)	Not annualized.
(8)	Annualized.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On September 9, 2016, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, paid to investors on November 2, 2016, to the stockholders of record on October 3, 2016, October 10, 2016, October 17, 2016, October 24, 2016 and October 31, 2016. Based on the Company’s then-current public offering price of $10.51 per share, the distribution represented an annualized rate of approximately 6.9%.

On October 13, 2016, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on November 30, 2016, to the stockholders of record on November 7, 2016, November 14, 2016, November 21, 2016 and November 28, 2016. Based on the Company’s then-current public offering price of $10.51 per share, the distribution represented an annualized rate of approximately 6.9%.

On November 2, 2016, the Company decreased its public offering price from $10.51 per share to $10.40 per share. The public offering price was effective as of the November 2, 2016 closing and first applied to subscriptions received October 26, 2016 through November 2, 2016.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-Q may include statements as to:

•	our future operating results;

•	changes in healthcare technologies, finance and regulations adversely affecting our portfolio companies or financing model;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our use of financial leverage;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company, or RIC, and as a business development company, or BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the U.S. Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the

“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This quarterly report on Form 10-Q may contain statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We were formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) with retroactive effect to the date we elected to be treated as a BDC. As a BDC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

Our investment activities are managed by NexPoint Advisors, L.P. (our “Adviser”) and supervised by our board of directors (the “Board”) of which a majority of the members are independent of us.

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

We seek to invest primarily in securities deemed by the Adviser to be high income generating debt investments and income generating equity securities of privately held companies in the United States. We expect the portfolio will be concentrated primarily in senior floating rate debt securities, although we may invest without limit in securities which rank lower than senior secured instruments and may invest without limit in investments with a fixed rate of interest. We will buy syndicated loans, various tranches of CLOs and other debt instruments in the secondary market as well as originate debt so we can tailor the investment parameters more precisely to our needs. We also intend to invest a portion of the portfolio in equity securities that are non-income producing, when doing so will help us achieve our objective of long-term capital appreciation. We expect the size of our positions will range from $2,000,000 to $25,000,000, although investments may be larger as our asset base increases. We may selectively make investments in amounts larger than $25,000,000 in some of our portfolio companies. While our asset base increases, we may make smaller investments.

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

Public Offering

We are offering on a continuous basis up to $1.5 billion of our common stock, inclusive of shares already sold, based on an offering price of $10.40 as of October 31, 2016, and a par value of $0.001 per share, pursuant to a registration statement on Form N-2 filed with the SEC under the Securities Act. The SEC declared our registration statement effective on April 29, 2016, as supplemented. We are also authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. However, we currently do not anticipate issuing any preferred stock.

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate through September 30, 2016 we have issued 1,965,910 shares to the Adviser, including reinvestment of dividends, for net proceeds of approximately $18.0 million and we have issued net 4,058,062 shares, including reinvestment of dividends, to unaffiliated investors for net proceeds of approximately $41.0 million.

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

We, Highland and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and certain other accounts managed by the Adviser or its affiliates, subject to certain conditions.

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

Revenues

We generate a significant portion of our total revenue in the form of interest on the debt securities that we hold. We expect that the senior debt we invest in will generally have stated terms of 3 to 5 years and that the subordinated debt we invest in will generally have stated terms of 5 to 7 years. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In addition, some of our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

We expect that our primary operating expenses will include the payment of fees to the Adviser under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. However, at this time the Adviser is waiving most fees. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

•	our organization (expenses initially paid by the Adviser until sufficient equity proceeds are raised);

•	calculating our net asset value and net asset value per share (including the costs and expenses of independent valuation firms);

•	fees and expenses, including travel expenses, incurred by the Adviser or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of all offerings of common shares and other securities, and other incurrence of debt;

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	administration fees payable to the Adviser under the Administration Agreement;

•	transfer agent and custody fees and expenses;

•	the actual costs incurred by the Adviser as our administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	fees and expenses associated with marketing efforts, including deal sourcing fees and marketing to financial sponsors;

•	dues, fees and charges of any trade association of which we are a member; and

•	all other expenses reasonably incurred by us or the Adviser in connection with administering our business.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines.

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” (defined below) for the fiscal year to 1.0% of the quarter-end value of our gross assets through April 30, 2017. Under the Expense Limitation Agreement, “Other Expenses” are all expenses except interest, taxes, brokerage commissions, other expenses which are capitalized in accordance with generally accepted accounting principles, extraordinary expenses, (including litigation expenses), acquired fund fees and expenses, expenses payable under the Administration Agreement or expenses payable to the Adviser for providing managerial assistance to our portfolio companies or as an incentive fee.

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

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of September 30, 2016 are $1,817,663. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2016 quarterly fee waivers and expense reimbursements due from the Adviser as of September 30, 2016, June 30, 2016 and March 31, 2016, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Limitation	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
September 30, 2016	$803,909	$524,021	$279,888	$32,663	September 30, 2019
June 30, 2016	567,248	320,023	247,225	90,124	June 30, 2019
March 31, 2016	259,420	102,319	157,101	157,101	March 31, 2019

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

Portfolio Investment Activity for the three and nine months ended September 30, 2016 and September 30, 2015

During the nine months ended September 30, 2016, we made investments in portfolio companies and other investments totaling $63,279,264. During the same period, we sold investments for proceeds of $27,907,573. As of September 30, 2016 our investment portfolio, with a total fair value of $62,927,137, consisted of interests in 38 portfolio companies (33.2% in first lien senior secured loans, 20.4% in second lien senior secured loans, 33.3% in corporate bonds, 6.3% in common stocks, 4.8% in asset-backed securities and 2.0% in warrants). As of September 30, 2016, the investments in our portfolio were purchased at a weighted average price of 86.43% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 7.63% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2016 and September 30, 2015:

Net Investment Activity	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Purchases	$10,450,173	$63,279,264
Proceeds from Securities Sold Short	(176,203)	(939,022)
Purchases of Securities Sold Short	134,935	503,860
Sales and Principal Repayments	(8,034,499)	(27,907,573)

Net Portfolio Activity	$2,374,406	$34,936,529

Net Investment Activity	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Purchases	$5,010,099	$17,727,996
Proceeds from Securities Sold Short	—	—
Purchases of Securities Sold Short	—	—
Sales and Principal Repayments	(4,912,109)	(9,110,555)

Net Portfolio Activity	$97,990	$8,617,441

	For the Three Months Ended September 30, 2016		For the Nine months ended September 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,517,324	14.5%	$19,915,931	31.4%
Senior Secured Loans—Second Lien	1,744,786	16.7%	2,506,786	4.0%
Corporate Bonds	3,965,051	38.0%	18,165,766	28.7%
Convertible Bonds	—	0.0%	560,000	0.9%
Foreign Sovereign Bonds	1,018,750	9.8%	10,998,389	17.4%
Asset-Backed Securities	—	0.0%	2,460,000	3.9%
Purchased Call Options	109,718	1.0%	377,991	0.6%
Purchased Put Options	—	0.0%	—	0.0%
Equities (1)	2,094,543	20.0%	8,294,401	13.1%

Total Investments	$10,450,172	100.0%	$63,279,264	100.0%

(1)	In addition to the purchase amount shown here, the Company also sold short for proceeds of $176,203 during the three months ended September 30, 2016 and $939,022 during the nine months ended September 30, 2016.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
New Investment Activity by Investment Type	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans - First Lien	$405,000	8.1%	$3,987,500	22.5%
Senior Secured Loans - Second Lien	1,418,386	28.3%	7,052,136	39.7%
Corporate Bonds	2,482,470	49.5%	4,535,320	25.6%
Common Stocks	704,243	14.1%	954,993	5.4%
Purchased Call Options	—	0.0%	1,198,047	6.8%

	$5,010,099	100.0%	$17,727,996	100.0%

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans - First Lien	$21,126,310	$20,783,271	33.2%	$1,688,375	$783,750	3.5%

Senior Secured Loans - Second Lien	12,765,095	12,852,485	20.4%	14,322,284	13,572,579	60.0%

Corporate Bonds	20,895,852	20,962,540	32.3%	7,790,487	6,615,437	29.3%

Asset-Backed Securities	3,121,584	3,035,795	4.8%	1,723,452	1,544,933	6.8%

Convertible Bonds	566,213	615,000	1.0%	—	—	0.0%

Warrants	—	1,237,326	2.0%	—	—	0.0%

Common Stocks	4,345,289	3,965,720	6.3%	250,750	87,125	0.4%

Total Investments	$62,254,130	$62,927,137	100.0%	$25,775,348	$22,603,824	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Number of Investments	38		13
% Variable Rate (based on fair value)	53%		63%
% Non-Income Producing Equity or Other Investments (based on fair value)	5%		7%
Weighted Average Purchase Price of Investments (as a % of par or stated value)	86.43%		92.23%
Weighted Average Credit Rating of Investments that were Rated	B3		Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0	% (1)	4%

(1)	Represents less than 0.5%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	$3,617,084	5.7%	$783,750	3.5%
Broadly Syndicated – Public	8,499,896	13.5%	—	0.0%
Middle-Market	47,774,362	75.9%	20,275,141	89.7%
Other	3,035,795	4.8%	1,544,933	6.8%

Total Assets	$62,927,137	100.0%	$22,603,824	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Energy	$3,179,632	5.1%	$79,750	0.3%
Chemicals	91,732	0.1%	87,125	0.4%
Financial	3,035,795	4.8%	1,544,933	6.8%
Healthcare (1)	38,205,091	60.8%	19,657,196	87.0%
Service (1)	3,494,818	5.6%	451,070	2.0%
Retail	4,054,903	6.4%	—	0.0%
Technology	4,876,835	7.7%	—	0.0%
Media/Telecommunications	1,932,950	3.1%	—	0.0%
Telecommunication Services	943,020	1.5%	—	0.0%
Real Estate	2,094,543	3.3%	—	0.0%
Utility	1,017,818	1.6%	783,750	3.5%

Total Assets	$62,927,137	100.0%	$22,603,824	100.0%

(1)	Weight Watchers is currently included in the Service sector, but the Company views Weight Watchers to be related to the Healthcare Industry as defined in the Company’s organizational documents. If this classification change were reflected, the value and percentage of the healthcare sector would increase to $41,222,877 and 65.5%, respectively. The value and percentage of the service sector would decrease to $477,032 and 0.8%, respectively.

As of September 30, 2016, we did not “control” and were not an “affiliated person,” each as defined in the 1940 Act, of any of our portfolio companies. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

Our primary focus is to invest a majority of the portfolio in direct lending or originated opportunities over time. However, during the “ramp up phase,” the portfolio will consist primarily of middle-market loans as well as broadly syndicated bank loans (both private and public), corporate bonds, cash and cash equivalents and U.S. government securities. We estimate the ramp up phase will begin to wind down once $50 million of total capital has been raised. At that time, we will begin deploying a portion of the portfolio into direct lending or originated opportunities (including, secured and unsecured debt and mezzanine financing) and equity investments (including warrants received in connection with originated debt investments).

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

Summary Description of Top Portfolio Companies/Investments

As of September 30, 2016 and December 31, 2015, 70% and 94% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. Included in the value at September 30, 2016 is the investment in Weight Watchers, which the Company views as related to the Healthcare Industry as defined in the Company’s organizational documents. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of September 30, 2016 and December 31, 2015, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $7.7 million and $3.9 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

Radnet Inc: As of September 30, 2016 and December 31, 2015, we held second lien senior secured loans in Radnet Inc. (“Radnet”) with an aggregate fair value of $5.4 million and $4.8 million, respectively. Radnet provides outpatient diagnostic imaging services in the United States. It offers various imaging services, including magnetic resonance imaging, computed tomography, positron emission tomography, nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy, and other related procedures, as well as multi-modality imaging services. The company also develops and sells computerized systems for the imaging industry, including picture archiving communications systems, and provides teleradiology services for remote interpretation of images on behalf of radiology groups, hospitals, and imaging center customers. As of June 30, 2016, it owned and/or operated 310 outpatient imaging centers located in California, Maryland, Delaware, New Jersey, New York, and Rhode Island. The company was founded in 1981 and is headquartered in Los Angeles, California.

MPH Acquisition Holdings, LLC: As of September 30, 2016 we held first lien senior secured loans of MPH Acquisition Holdings, LLC (“Multiplan”) having an aggregate fair value of $4.9 million. As this investment was purchased in 2016 we did not hold a position as of December 31, 2015. Multiplan is a provider of cost containment solutions for organizations paying healthcare claims (e.g., insurance companies, health maintenance organizations (HMOs), and self-insured employers). The company provides access to the largest independent preferred provider organization with approximately one million providers under contract.

U.S. Renal Care: As of September 30, 2016 and December 31, 2015, we held second lien senior secured loans in US Renal Care, Inc. (“U.S. Renal Care”) having an aggregate fair value of $4.4 million and $4.4 million, respectively. U.S. Renal Care develops, acquires, and operates a network of outpatient, home, and specialty dialysis centers for serving patients suffering from chronic kidney failures in the United States. The company provides in-center and at-home hemodialysis and peritoneal dialysis services for end stage renal diseases. It operates outpatient, home, and specialty dialysis programs. The company also manages various acute setting dialysis programs in conjunction with local community hospitals. It also serves families, caregivers and physicians. U.S. Renal Care was founded in 2000 and is based in Plano, Texas. Upon completing an acquisition of DSI Renal in January 2016, U.S. Renal Care became third-largest provider of dialysis services in the United States, with 300 outpatient dialysis facilities across 34 states/territories.

Community Health Services, Inc.: As of September 30, 2016 we held corporate bonds of Community Health Services, Inc. (“Community Health”) having an aggregate fair value of $3.5 million. As this investment was purchased in 2016 we did not hold a position as of December 31, 2015. Community Health is one of the largest hospital companies in the United States, providing healthcare services through its owned and operated hospitals and affiliated businesses in non- urban and selected urban markets throughout the United States. As of September 30, 2016, Community Health owned or leased 155 hospitals, comprised of 152 general acute care hospitals and three stand- alone rehabilitation or psychiatric hospitals, as well as home care agencies operated in select markets served by its acute care hospitals.

Weight Watchers International, Inc.: As of September 30, 2016 we held term loans of Weight Watchers International, Inc. (“Weight Watchers”) having an aggregate fair value of $3.0 million. As this investment was purchased in 2016 we did not hold a position as of December 31, 2015. Weight Watchers is the world’s leading commercial provider of weight management services, and one of only a few commercial weight management programs whose efficacy has been clinically proven repeatedly, helping people around the world lose weight through sensible and sustainable food plans, activity, behavior modification and group support. Weight Watchers- branded products and services include meetings conducted at its global network of company-owned and franchise locations, digital weight management products provided through its websites, mobile sites and apps, products sold at meetings, licensed products sold in retail channels and magazine subscriptions and other publications. As of October 1, 2016, the Company had approximately 1.2 million active meeting subscribers and 1.6 million active online subscribers globally.

Opportunistic Investments

The Adviser makes opportunistic investments when it believes it has a differentiated view on an investment, has sourced a unique opportunity, or an investment has, in the Adviser’s opinion, an outsized return for the risk assumed. We will typically limit opportunistic investments to 20% or less of the portfolio, although we may invest more from time to time. The objective of opportunistic investments is primarily to generate capital appreciation, however, some opportunities may produce income as well.

Texas Competitive Electric Holdings Company, Inc.: As of September 30, 2016, we held 1st lien senior secured term loans of Texas Competitive Electric Holdings Company, Inc. (“TXU”). TXU is the largest electric power generator and retail electric provider in Texas, with over 16 GW of generation capacity and over 1.7 million retail customers. TXU emerged from bankruptcy on

October 3, 2016. Prior to emergence, 1st lien creditors received adequate protection payments on their claims. Post emergence, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity currently trades publicly over the counter and is anticipated to be listed on a major stock exchange in the second quarter of 2017.

Results of Operations for the three and nine months ended September 30, 2016 and September 30, 2015

Revenues

We generate a significant portion of our investment income in the form of interest on the debt securities we purchase or originate. During the ramp up phase, we have invested primarily in broadly syndicated bank loans of private companies. Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread. The base lending rate is typically the three-month LIBOR. The settlement of bank loans differs from the settlement of many other equity or debt instruments. Bank loans are manually settled through the agent by assignment. As a result, settlement can take an undetermined amount of time. Currently, according to data provided by Markit Partners, bank loans settle, on average, on the seventeenth day after the trade date. Generally, interest does not begin to accrue to the buyer until seven business days after the trade date.

Our CLO equity pays quarterly dividends based on excess cash flow available after the CLO’s payment “waterfall” provisions. Both Grayson and PAMCO CLOs are past their respective reinvestment periods, and as a result, excess cash flow is expected to decline over time. We, therefore, expect that the quarterly dividends paid by the investment will similarly decline.

Expenses

For the nine months ended September 30, 2016 and September 30, 2015, respectively, we had total expenses of $803,909 or $0.19 per share and $1,272,439 or $0.70 per share. For the three months ended September 30, 2016 and September 30, 2015, respectively, we had total expenses of $236,661 or $0.04 per share and $518,749 or $0.24 per share.

Our total net operating expenses were $353,096 and $803,911 for the three and nine months ended September 30, 2016, respectively. Our total net operating expenses were $92,491 and $ 236,977 for the three and nine months ended September 30, 2015, respectively. Our operating expenses include base management fees attributed to the Adviser of $363,595 and $797,215 for the three and nine months ended September 30, 2016, respectively, which were voluntarily waived for both periods. Our operating expenses include base management fees attributed to the Adviser of $109,669 and $320,642 for the three and nine months ended September 30, 2015, respectively, which were voluntarily waived for both periods. Our expenses also include administrative services expenses attributed to the Adviser of $72,719 and $159,441, respectively, for the three and nine months ended September 30, 2016 and $21,933 and $64,128, respectively, for the three and nine months ended September 30, 2015, which were voluntarily waived for all periods. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment	Administrator fees Waived and Subject to Recoupment	Recoupment Eligibility Expiration
September 30, 2016	$363,595	$72,719	September 30, 2019
June 30, 2016	79,125	15,825	June 30, 2019

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Our other expenses subject to the Expense Limitation Agreement for the three and nine months ended September 30, 2016 were $306,179 and $873,427, respectively, and consisted of the following:

	For the Three months ended September 30, 2016	For the Nine months ended September 30, 2016
Audit and tax fees	$38,540	$157,025
Legal fees	67,623	205,324
Custodian and accounting service fees	47,140	148,357
Reports to stockholders	15,040	75,953
Stock transfer fee	62,989	200,123
Directors’ fees	1,442	5,903
Other expenses	3,887	11,224

Total	$236,661	$803,909

	For the Three months ended September 30, 2015	For the Nine months ended September 30, 2015
Audit and tax fees	$56,582	$297,443
Legal fees	316,050	532,464
Custodian and accounting service fees	31,242	175,087
Reports to stockholders	30,714	107,730
Stock transfer fee	62,879	147,854
Directors’ fees	503	1,267
Other expenses	3,119	10,594

Total	$501,089	$1,272,439

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $2,198,307 or $0.52 per share and $645,784, or $0.34 per share, for the nine months ended September 30, 2016 and September 30, 2015, respectively. We earned net investment income of $1,030,934 or $0.19 per share and $265,742, or $0.12 per share, for the three months ended September 30, 2016 and September 30, 2015, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $27,907,573 and $9,110,555 during the nine months ended September 30, 2016 and September 30, 2015, respectively, from which we realized a net gain of $1,197,232 and a net loss of $(425,022), respectively. We had sales or principal repayments of $8,034,499 and $4,912,109 during the three months ended September 30, 2016 and September 30, 2015, respectively, from which we realized a net gain of $695,515 and a net loss of $(93,944), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the nine months ended September 30, 2016 and September 30, 2015 the net change in unrealized appreciation (depreciation) on investments totaled $3,844,531 or $0.90 and $(1,182,670) or $(0.62) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2016 was primarily driven by the performance of the Ortho-Clinical Diagnostics Holdings Bond, and during the nine months ended September 30, 2015, was primarily driven by the performance of TXU and Fieldwood Energy term loans.

Net Increase from Amounts Committed by Affiliates

For the nine months ended September 30, 2016 and September 30, 2015, the Adviser committed $872,000 and $0, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of September 30, 2016 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2016 and September 30, 2015, the net increase (decrease) in net assets resulting from operations was $8,112,070 or $1.91 and $(961,908), or $(0.51) per share, respectively.

	For the Nine months ended September 30, 2016	For the Nine months ended September 30, 2015
Income	$3,002,218	$882,761
Net Expenses	(803,911)	(236,977)
Net Realized Gain (Loss)	1,197,232	(425,022)
Net increase from amounts committed by affiliates	872,000	—
Net Unrealized Appreciation (Depreciation)	3,844,531	(1,182,670)

Total	$8,112,070	$(961,908)

	For the Three months ended September 30, 2016	For the Three months ended September 30, 2015
Income	$1,384,030	$358,233
Net Expenses	(353,096)	(92,491)
Net Realized Gain (Loss)	695,515	(93,944)
Net Unrealized Appreciation (Depreciation)	1,191,250	(783,067)

Total	$2,917,699	$(611,269)

Financial Condition, Liquidity and Capital Resources

As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $4,839,927 and $7,350,748, respectively. As of September 30, 2016 and December 31, 2015, $4,425,355 and $7,350,745 was held in the State Street U.S. Government Money Market Fund, and $414,572 and $3 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate through September 30, 2016 we have issued 1,965,910 shares to the Adviser, including reinvestment of dividends, for net proceeds of approximately $18.0 million and we have issued net 4,058,062 shares, including reinvestment of dividends, to unaffiliated investors for net proceeds of approximately $41.0 million.

During the nine months ended September 30, 2016 and September 30, 2015, we also recorded amortized offering costs of $104,135 and $0, respectively, in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. After December 31, 2015, offering costs that become payable are capitalized and amortized to expense over one year. The offering costs for the nine months ended September 30, 2016 were capitalized on the Statements of Assets and Liabilities and will be amortized to expense over twelve months. The sales commissions and dealer manager fees related to the sale of our common stock were $2,142,925 for the nine months ended September 30, 2016 and $305,544 for the nine months ended September 30, 2015, and were offset against capital in excess of par value on the financial statements.

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

As of September 30, 2016 and December 31, 2015, $9,900,000 and $0, respectively, were outstanding under the Credit Facility. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of December 31, 2015, all such financing costs have been amortized to interest expense.

For the three and nine months ended September 30, 2016 and September 30, 2015, the components of total interest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Direct interest expense	$40,511	$8,659	$69,759	$17,330
Commitment fees	9,758	8,719	36,478	26,000
Amortization of financing costs	—	6,416	—	18,402

Total Interest Expense	$50,269	$23,794	$106,237	$61,732

Average Daily amount outstanding	9,726,087	2,500,000	5,682,847	1,684,982

Weighted average interest rate	1.66%	1.39%	1.64%	1.38%

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2016 and December 31, 2015, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three and nine months ended September 30, 2016, and September 30, 2015, the Company accrued $313,850, $313,850, $0, and $0 of incentive fees on capital gains, respectively, all of which was voluntarily waived.

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

Our organization and offering costs together are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of September 30, 2016, $2,757,056 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and nine months ended September 30, 3016 the Company did not distribute in excess of net investment income. For the three and nine months ended September 30, 2015, the Company made $122,724 and $298,455 of distributions in excess of net investment income, respectively.

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

For the nine months ended September 30, 2016, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
9/30/2016	$0.055	$321,955	$220,312
8/31/2016	0.069	377,172	261,451
7/31/2016	0.055	277,907	200,860
6/29/2016 [2]	0.055	255,731	190,535
6/1/2016 [3]	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.533	$2,283,367	$1,726,656

[1]	For the current quarter, there were no dividends classified as a return of capital.
[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
[3]	Beginning in May 2016, we began declaring dividends weekly.

For the year ended December 31, 2015, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
12/31/2015	$0.058	$155,396	$139,260
11/30/2015	0.058	147,122	137,008
10/30/2015	0.058	141,377	134,845
9/30/2015	0.058	134,498	130,315
8/31/2015	0.058	128,773	124,959
7/31/2015	0.058	125,195	122,496
6/30/2015	0.058	117,215	115,203
5/29/2015	0.058	114,540	112,647
4/30/2015	0.058	108,525	107,595
3/31/2015	0.058	104,842	104,543
2/27/2015	0.058	100,082	100,044
1/30/2015	0.050	69,054	69,022

Total	$0.688	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate through September 30, 2016 we have issued 1,965,910 shares to the Adviser, including reinvestment of dividends, for proceeds of approximately $18.0 million.

•	For the year ended December 31, 2015, the Adviser committed $1,403,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. Had these payments not been made, the NAV as of December 31, 2015 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

•	For the nine months ended September 30, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of September 30, 2016 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

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

The valuation process is conducted at the end of each fiscal quarter, with a portion of our valuations of portfolio companies without market quotations subject to review by independent valuation firms each quarter. When an external event with respect to one of our portfolio companies, such as a purchase transaction, public offering or subsequent equity sale occurs, we expect to use the pricing indicated by such external event to corroborate our valuation.

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

As of September 30, 2016 the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
CareDX, Inc.	Warrant	$580,771
Galena Biopharma, Inc.	Warrant	187,057
PAMCO CLO 1997-1A B	Asset-Backed	270,028
SCYNEXIS, Inc.	Warrant	469,498

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and nine months ended September 30, 2016, and the three and nine months ended September 30, 2015, the Adviser did not incur or pay organization costs on our behalf. For the period from our inception to September 30, 2016, the Adviser incurred and paid organization costs of $33,392 on our behalf. Currently, the total amount of organization and offering costs exceeds 1% of total proceeds raised. To the extent we are unable to raise sufficient capital such that the expenses paid by the Adviser on our behalf are more than 1% of total proceeds at the end of this offering, the Adviser will forfeit the right to reimbursement of such costs that exceed 1% of total proceeds.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock. Through December 31, 2015, offering costs were paid by the Adviser and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds were raised and the costs became payable to the Adviser. After December 31, 2015, offering costs that become payable are now properly presented as capitalized and amortized to expense over one year. Offering costs together with organization costs, are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. For the three and nine months ended September 30, 2016 the Adviser incurred and paid offering costs of $275,719, and $732,086, respectively, on our behalf. For the three and nine months ended September 30, 2015, the Adviser incurred and paid offering costs of $109,185 and $535,515, respectively, on our behalf. For the nine months ended September 30, 2015, the Company recorded $86,011 of offering costs on the Statements of Changes in Net Assets, which was payable to the Adviser. For the three and nine months ended September 30, 2016, the Company capitalized $117,192 and $317,141, respectively, of offering costs, which will be amortized over one year. Of this amount, $64,887 and $104,135, respectively, was amortized to expense during the three and nine months ended September 30, 2016, and $213,006 remains on the Statement of Assets and Liabilities as of September 30, 2016.

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

In August, 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. The amendments in this update address eight specific issues, where there has been diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on its financial position.

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

Assuming that the Statements of Assets and Liabilities as of September 30, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Decrease (increase) in interest expense	Increase (decrease) in net investment income
Down 25 basis points	$(7,850)	$24,750	$16,900
Up 50 basis points	56,872	(49,500)	7,372
Up 100 basis points	261,264	(99,000)	162,264
Up 200 basis points	681,078	(198,000)	483,078
Up 300 basis points	1,100,891	(297,000)	803,891

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

Item 1A:	Risk Factors.

None.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with Supplement No. 1 to the Company’s Prospectus dated October 14, 2014 (File No. 333-196096) filed on November 4, 2014)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.3	Form of Subscription Agreement (Incorporated by reference to Supplement No. 14 to the Company’s Prospectus dated September 23, 2016 (File No. 333-196096) filed on September 23, 2016)

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit (g) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 2, 2014)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: November 9 , 2016	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President (Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Brian Mitts
	Name:	Brian Mitts
	Title:	Chief Financial Officer (Principal Financial Officer)