Form 10-K
period 2016-12-31
NexPoint Capital, Inc.
filed 2017-03-10
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting a continuous public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares were being sold at a price of $10.27 as of December 31, 2016 with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share. As of December 31, 2016, the Registrant had 7,102,226 shares of common stock, $0.001 par value, outstanding.

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

As a result of the private placement to the Adviser and its affiliates, the Company successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base investment advisory fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate through December 31, 2016, we have issued 2,004,032 shares, including reinvestments of dividends, to the Adviser for proceeds of approximately $18.4 million and issued 5,098,194 shares, including reinvestments of dividends, to unaffiliated investors for proceeds of approximately $46.8 million.

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

We seek to invest primarily in securities deemed by the Adviser to be high income generating debt investments and income generating equity securities of privately held companies in the United States. The portfolio may be concentrated primarily in senior floating rate debt securities, although we may invest without limit in securities that rank lower than senior secured instruments and may invest without limit in investments with a fixed rate of interest. We may buy syndicated loans, various tranches of CLOs and other debt instruments in the secondary market as well as originate debt so we can tailor the investment parameters more precisely to our needs. We also may invest a portion of the portfolio in equity securities that are non-income producing, when doing so will help us achieve our objective of long-term capital appreciation. We expect that, initially the size of our positions may range from $2 million to $25 million, although investments may be larger as our asset base increases. We may selectively make investments in amounts larger than $25 million in some of our portfolio companies. Prior to raising sufficient capital, we may make smaller investments. We may also invest without limitation in warrants and may also use derivatives, primarily swaps (including equity, variance and volatility swaps), options and futures contracts on securities, interest rates, commodities and/or currencies, as substitutes for direct investments the Company can make. We may also use derivatives such as swaps, options (including options on futures), futures, and foreign currency transactions (e.g., foreign currency swaps, futures and forwards) to any extent deemed by the Adviser to be in the best interest of the Company, and to the extent permitted by the 1940 Act, to hedge various investments for risk management and speculative purposes.

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

As of December 31, 2016, our investment portfolio, with a total fair value of $78.3 million, consisted of 42 positions in portfolio companies (calculated as a percentage of total investments: 36.9% in first lien senior secured loans, 16.2% in second lien senior secured loans, 35.9% in corporate bonds, 3.3% in asset-backed securities, 0.9% in convertible bonds, 0.9% in warrants, 5.8% in common stock, and 0.1% in rights). As of December 31, 2016 the investments in our portfolio were purchased at a weighted average price of 87.40% of par or stated value, respectively, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 7.53% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

Recent Developments

On January 3, 2017, the Company entered into an amendment to the senior, secured revolving credit facility (“the Credit Facility”) with State Street Bank and Trust Company (“State Street”), as lender and agent dated as of January 6, 2015. Under the Credit Facility, State Street has agreed to extend credit to the Company in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on the Company’s total outstanding debt. The amendment extends the termination date of the Credit Facility to March 20, 2017. Although the Company is seeking a longer term solution for the Credit Facility or to enter into a new credit facility with another credit provider, no assurance can be given that it will be able to do so on terms comparable to those of the Credit Facility, or at all. Loans under the Credit Facility will bear interest (at the Company’s election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one, two or three-month LIBOR plus 1.15% per annum. The Company will pay an unused commitment fee of 0.25% per annum on committed but unused amounts under the Credit Facility. In connection with the Credit Facility, the Company has also entered into a security agreement with State Street, both in its capacity as agent for the lenders under the Credit Facility and in its capacity as custodian to the Company, pursuant to which the Company grants State Street a security interest in all of the Company’s assets. The Credit Facility contains certain customary covenants including that senior securities representing indebtedness will not exceed 33 1/3% of the Company’s net assets. The Credit Facility also includes customary representations and warranties, conditions precedent to borrowings and events of default.

On December 16, 2016, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on February 1, 2017 to the Company’s stockholders of record on January 3, 2017, January 9, 2017, January 23, 2017 and January 30, 2017.

On January 4, 2017, the Company increased its public offering price from $10.27 per share to $10.29 per share. The increase in the public offering price was effective as of the Company’s January 4, 2017 closing and first applied to subscriptions received from December 28, 2016 through January 3, 2017.

On January 11, 2017 the Company increased its public offering price from $10.29 per share to $10.45 per share. The increase in the public offering price was effective as of the Company’s January 11, 2017 closing and first applied to subscriptions received from January 4, 2017 through January 10, 2017.

On January 18, 2017, the Company increased its public offering price from $10.45 per share to $10.55 per share. The public offering price was effective as of January 18, 2017 closing and first applied to subscriptions received from January 11, 2017 through January 17, 2017.

On January 19, 2017, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on March 1, 2017, to the stockholders of record on February 6, 2017, February 13, 2017, February 21, 2017, and February 27, 2017.

On February 15, 2017, the Company increased its public offering price from $10.55 per share to $10.60 per share. The increase in the public offering price was effective as of the Company’s February 15, 2017 closing and first applied to subscriptions received from February 8, 2017 through February 14, 2017.

On February 22, 2017, the Company increased its public offering price from $10.60 per share to $10.65 per share. The increase in the public offering price was effective as of the Company’s February 22, 2017 closing and first applied to subscriptions received from February 15, 2017 through February 21, 2017.

On February 22, 2017, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on March 29, 2017, to the stockholders of record on March 6, 2017, March 13, 2017, March 20, 2017, and March 27, 2017.

On March 1, 2017, the Company increased its public offering price from $10.65 per share to $10.66 per share. The increase in the public offering price was effective as of the Company’s March 1, 2017 closing and first applied to subscriptions received from February 22, 2017 through February 28, 2017.

Business & Investment Strategies

We focus our healthcare investments primarily on opportunities in companies we believe will benefit from the long-term changes in the healthcare industry as a result of the aging demographic of Baby Boomers, implementation of payment system reforms and advances in medical technologies. It is our belief that the changing demographic landscape in the United States, where approximately 10,000 people per day turn 65 years of age, coupled with advances in medical technologies that are enabling Americans to live longer, will produce strong growth in demand for healthcare. At the same time, changes in the U.S. healthcare reimbursement system, including the implementation of value-based payment models and potential repeal and replacement of the Affordable Care Act (the “ACA”), are creating dramatic upheaval in the healthcare sector, affecting each sub-sector differently, and will produce a positive impact for some sub-sectors and a negative impact for others. We also believe some companies are better positioned to take advantage of these changes while others will consolidate with stronger players. Based on our deep understanding of the healthcare sector, we believe these developments will create a changing landscape for years to come.

Our primary areas of focus within the healthcare sector will be in the pharmaceuticals, devices, life sciences and facilities sub-sectors as we believe these will be the most significant beneficiaries of technological advances and the implementation of alternative payment models. We will also make opportunistic investments, including short sales, in other sub-sectors we believe will fare poorly during this period of transition. Although we believe the potential repeal and replacement of the ACA will create upheaval for the healthcare industry, we also believe this upheaval will create substantial opportunities for investors with a knowledge of how it will impact the industry.

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

•	High level of inherent value - We seek companies that have inherent value but need additional financing to implement their business plan fully and realize their full value. These businesses are typically smaller companies that cannot access traditional means of financing but have a solid business where additional investment of capital and economies of scale can unlock an outsized level of value. In some cases, we may take equity stakes in these businesses as well as debt positions to achieve our dual objectives of high current income and long-term capital appreciation.

•	Strong risk/reward characteristics - We seek investments where we believe we are compensated for the risk assumed. An investment opportunity may become more appealing if the terms of the investment are improved such as the interest rate, or if structural protections are added to decrease our perceived risk.

•	Proven management team - We seek companies that have proven management teams that understand the impact the upcoming regulatory and interest rate environment will have on their business. We are not seeking investments in start-up companies or companies with unproven technologies or business models or companies with relatively inexperienced management. Our view is that it will take experienced, seasoned veterans to understand and navigate the pitfalls resulting from the Federal Reserve’s actions regarding interest rates and quantitative easing as well as a potentially increasing tax environment and changes to the economy from implementation of value-based payment models and potential repeal and replacement of the ACA. We believe these companies have a better chance of delivering value long-term to investors.

•	Strong cash flow and business models - We seek stable and proven businesses with strong cash flow that are able to adequately service their debt load. With an increase in interest rates, we believe financing will become more expensive and only companies with steady cash flow and business models will weather the storm. Businesses that have strong infrastructure, business models and processes will be better able to service their debt.

•	Stable and proven businesses - We seek companies that have a proven business model and strong strategic position within their industry. With the upheaval we believe will be evident in the next few years, we think growing a stable and proven business will be difficult enough. Trying to build out a new business model in a chaotic environment will be exponentially more difficult in our opinion and compensating for that level of risk will be difficult.

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

We believe the long-term investment horizon we are afforded through the business development company structure will allow us flexibility to find the investments that will deliver the highest value to our investors. Unlike a typical private equity or venture fund, we are not required to return capital once a liquidity event is realized in an underlying investment. With the uncertainties inherent in the Federal Reserve’s actions regarding interest rates and quantitative easing and the potential repeal and replacement of the ACA, we believe it is difficult to make the best investment decisions if required to work under a finite time line. Because of the permanent capital vehicle structure, we believe we can offer an institutional-type strategy focused on the healthcare sector with institutional management capabilities to investors.

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

The Adviser and its affiliates’ credit platform has been through many credit cycles, and the Adviser and its affiliates remain a recognized leader in the credit space, winning numerous industry awards and recognition from peers. The Adviser and its affiliates have a proprietary credit underwriting process and maintain coverage of many public and non-public companies across all sectors. Investments are reviewed by the analyst team and approved by a credit committee that meets daily. The process includes on-going monitoring of all investments. Highland and its affiliates have a team of 10 investment professionals dedicated to the healthcare sector.

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

Target businesses will typically exhibit some or all of the following characteristics:

•	exposure to healthcare sub-sectors we believe will benefit from implementation of alternative payment models;

•	exposure to non-healthcare sub-sectors we believe will benefit from a rising interest rate environment and the Federal Reserve’s policies in response to rising rates;

•	a U.S. base of operations;

•	an experienced management team executing a long-term growth strategy;

•	discernable downside protection through recurring revenue or strong tangible asset coverage;

•	defensible niche product/service;

•	products and services with distinctive competitive advantages or other barriers to entry;

•	stable and predictable free cash flows;

•	existing indebtedness that may be refinanced on attractive terms;

•	low technology and market risk;

•	strong customer relationships; and

•	low to moderate capital expenditure requirements.

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

Investments in Middle-Market Healthcare Companies

Our portfolio of middle-market investments will have a focus on companies in the healthcare sector as we believe there is a large and growing investment opportunity in this sector. Changes in the U.S. healthcare reimbursement system, including the implementation of value-based payment models and potential repeal and replacement of the Affordable Care Act, are creating a dramatic upheaval in the healthcare sector, affecting each sub-sector differently, and will produce a positive impact for some sub-sectors and a negative impact for others.

We believe some companies are better positioned to take advantage of these changes while others will consolidate with stronger players. Based on our deep understanding of the healthcare sector, we believe these developments will create a changing landscape for years to come.

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

We may, however, invest alongside the Adviser’s, and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We, Highland Capital Management Fund Advisors L.P. and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and other accounts managed by the Adviser or its affiliates, subject to certain conditions. We may also invest alongside our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of our investment adviser and its affiliates.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

•	pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting.

•	pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

If in a calendar year we fail to distribute at least an amount equal to the sum of 98% of our ordinary income for such year and 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of such year (unless an election is made to use our taxable year), plus any such undistributed income from the prior year, we will be subject to a nondeductible 4% excise tax on the undistributed amounts. For purposes of the required excise tax distribution, a RIC’s ordinary gains and losses from the sale, exchange or other taxable disposition of property that would otherwise be taken into account after October 31 of a calendar year generally (unless an election is made to use our taxable year) are treated as arising on January 1 of the following calendar year. Also, for these purposes, we will be treated as having distributed any amount on which we have been subject to corporate income tax in the taxable year ending with the calendar year. We reserve the right to pay the excise tax when circumstances warrant.

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

Distributions to Shareholders

Distributions not in excess of our current and accumulated earnings and profits are taxable to shareholders even if we paid them from income or gains we earned before a shareholder invested in our shares (and such income and gains thus were included in the price the shareholder paid for its shares). Such distributions are taxable whether shareholders receive them in cash or reinvest them in additional shares through our distribution reinvestment plan. A shareholder who reinvests such distributions in shares through our distribution reinvestment plan will be treated as having received a dividend equal to the fair market value of the new shares issued to the shareholder.

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

When we make a tender offer for our shares (as described in “Share Repurchase Program”) and you tender all common shares you hold, or are considered to be holding, and you do not hold (directly or by attribution) any other units of our shares (namely, preferred shares), you will be treated as having received a distribution under

Section 301 of the Code (“Section 301 distribution”) unless the redemption is treated as being either (i) “substantially disproportionate” or (ii) otherwise “not essentially equivalent to a dividend” under the relevant rules of the Code. A Section 301 distribution is not treated as a sale or exchange giving rise to a capital gain or loss, but rather is treated as a dividend to the extent supported by the Fund’s current and accumulated earnings and profits, with the excess treated as a return of capital reducing your tax basis in Fund shares, and thereafter as capital gain. Where a redeeming shareholder is treated as receiving a dividend, there is a risk that non-tendering shareholders whose interests in the Fund increase as a result of such tender will be treated as having received a taxable distribution from the Fund. . Dividend treatment of a tender would also affect the amount and character of income that we are required to distribute for the year in which the redemption occurred. It is possible that such a dividend would qualify as “qualified dividend income”; otherwise, it would be taxable as ordinary income. To the extent we recognize net gains on the liquidation of portfolio securities to meet such tenders, we will be required to make additional distributions to our common shareholders.

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

In order to have qualified for any exemption from withholding described above (to the extent applicable) or for lower withholding tax rates under income tax treaties, or to establish an exemption from backup withholding, a foreign shareholder must have complied with applicable certification and filing requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN, Form W-8BEN-E or substitute form). Foreign shareholders should contact their tax advisors in this regard.

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

Other Reporting and Withholding Requirements

Dividends (other than Capital Gain Dividends) paid to non-U.S. shareholders are generally subject to withholding of U.S. federal income tax at a rate of 30% (or lower applicable treaty rate). Sections 1471-1474 of the Code, and the U.S. Treasury Regulations and IRS guidance issued thereunder (collectively, “FATCA”), generally require us to obtain information sufficient to identify the status of each of our shareholders under FATCA or under an applicable intergovernmental agreement (an “IGA”). If a shareholder fails to provide the required information or otherwise fails to comply with FATCA or an IGA, we or our agent may be required to withhold under FATCA 30% of the distributions, other than distributions properly reported as capital gain dividends, that we pay to that shareholder and, after December 31, 2016 (which date, under recent Treasury guidance, is expected to be delayed until after December 31, 2018). 30% of the gross proceeds of the sale, redemption or exchange of our shares and certain capital gain dividends we pay to that shareholder. If we make a payment that is subject to FATCA withholding, we, or our agent, are required to withhold even if the payment would otherwise be exempt from withholding under rules applicable to non-U.S. shareholders (e.g., Capital Gain Dividends). You are urged to consult your tax advisor regarding the applicability of FATCA and any other reporting requirements. In addition, foreign countries are considering, and may implement, laws similar in purpose and scope to FATCA.

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

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to certain other investment vehicles managed by the Adviser and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment. In addition, qualification for the special tax treatment accorded RICs and their shareholders requires satisfaction of source-of-income, asset diversification and distribution requirements. We and our investment adviser have limited experience operating under the constraints applicable to BDCs, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. As a result, we cannot assure you that our investment adviser will be able to operate our business successfully under these constraints. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements for qualifying to be treated as a RIC, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

Our primary focus in making investments generally differs from that of existing investment funds, accounts or other investment vehicles that are or have been managed or sponsored by the Adviser or its affiliates. In addition, investors in our common stock are not acquiring an interest in any such investment funds, accounts or other investment vehicles that are or have been managed or sponsored by the Adviser or its affiliates. While we may consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed or sponsored by the Adviser or its affiliates, our ability to make such investments will be limited by the 1940 Act, including, potentially, requiring the prior approval of our independent directors. We, Highland Capital Management Fund Advisors L.P. and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and other accounts managed by the Adviser or its affiliates, subject to certain conditions. We may also invest alongside our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of our investment adviser and its affiliates. We also cannot assure you that we will replicate the historical results achieved by the Adviser or its affiliates, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

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

Since 2010, several European Union countries, including Greece, Spain, Italy, Portugal and Ireland, have faced severe budget issues, some of which are disrupting the economies of those countries and other European Union countries. There have been significant concerns about national-level support for the euro and the coordination of fiscal and wage policy among European Economic and Monetary Union (“EMU”)-member countries, and these concerns may persist or worsen. It is possible that one or more EMU member countries could abandon the euro and return to a national currency and/or that the euro will cease to exist as a single currency in its current form. The effects of such an abandonment or a country’s forced expulsion from the euro on that country, the rest of the EMU, and global markets are impossible to predict, but are likely to be negative. The exit of any country out of the euro may have an extremely destabilizing effect on other eurozone countries and their economies and a negative effect on the global economy as a whole. Such an exit by one country may also increase the possibility that additional countries may exit the euro should they face similar financial difficulties. In addition, in the event of one or more countries’ exit from the euro, it may be difficult to value investments denominated in euros or in a replacement currency. In June 2016, the United Kingdom approved a referendum to leave the EMU. Significant uncertainty remains in the market regarding the ramifications of that development, and the range and potential implications of possible political, regulatory, economic and market outcomes are difficult to predict.

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

On January 3, 2017, the Company amended the Credit Facility with State Street and extended the maturity to March 20, 2017. The amendment to the Credit Facility did not contain any other material changes to the original agreement which was entered into on January 6, 2015. Although the Company is seeking a longer term solution for the Credit Facility or to enter into a new credit facility with another credit provider, no assurance can be given that it will be able to do so on terms comparable to those of the Credit Facility, or at all.

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

Assuming the utilization of leverage in the amount of 30% of the Company’s total assets and an annual interest rate of 1.90% payable on such leverage based on market rates as of December 31, 2016, the additional income that the Company must earn (net of expenses) in order to cover such leverage is 0.8% of net asset value (NAV). Actual costs of leverage may be higher or lower than that assumed in the example.

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

Assumed Return on Our Portfolio (Net of Expenses)	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder	-15.1%	-8.0%	-0.8%	6.3%	13.5%

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

The Adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those other entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, our investment adviser and its affiliates manage or sponsor other investment funds, accounts or other investment vehicles. Our investment objective may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, our investment adviser may face conflicts of interest in the allocation of investment opportunities among us and other investment funds, accounts or other investment vehicles advised by or affiliated with our investment adviser. Our investment adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. Where we are able to co- invest consistent with the requirements of the 1940 Act and SEC exemptive relief, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, the opportunity will be allocated in accordance with our investment adviser’s pre-transaction determination and the requirements of the exemptive relief. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our investment adviser or its affiliates, the allocation policy and exemptive relief further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient loan amounts were available. However, there can be no assurance that we will be able to participate in all suitable investment opportunities.

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

We may, however, invest alongside the Adviser’s, and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We, Highland Capital Management Fund Advisors L.P. and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and other accounts managed by the Adviser or its affiliates, subject to certain conditions. We may also invest alongside our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of our investment adviser and its affiliates. Under this allocation policy, a calculation, based on the type of investment, will be applied to determine the amount of each opportunity to be allocated to us. This allocation policy will be periodically reviewed by our investment adviser and approved by our independent directors. We expect that these determinations will be made similarly for other accounts sponsored or managed by our investment adviser and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our investment adviser’s pre- transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our investment adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

Each quarter, the Board determines the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as a net change in unrealized appreciation or depreciation.

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

We and our portfolio companies will be subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing or removing regulations that will continue for several years following its enactment. The effects of the Dodd- Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses we hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

The Board may decide in the future to pursue exemptive relief from the SEC in order to internalize our management functions. If we do so, we may elect to negotiate to acquire the Adviser’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interest as a stockholder and could reduce the earnings per share attributable to your investment.

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

We invest primarily in debt investments and to a lesser extent, selected equity investments in middle-market healthcare companies. The portfolio companies in which we invest may have, or may be permitted to incur, other debt ranking equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have sufficient assets to repay its obligation to us in full, or at all. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Derivative Transactions. We may invest without limitation in warrants and may also use derivatives, primarily swaps (including equity, variance and volatility swaps), options and futures contracts on securities, interest rates, commodities and/or currencies, as substitutes for direct investments the Company can make. We may also use derivatives such as swaps, options (including options on futures), futures, and foreign currency transactions (e.g., foreign currency swaps, futures and forwards) to any extent deemed by the Adviser to be in the best interest of the Company, and to the extent permitted by the 1940 Act, to hedge various investments for risk management and speculative purposes (collectively, “Derivative Transactions”). We may use any or all types of

Derivative Transactions which we are authorized to use at any time; no particular strategy will dictate the use of one type of Derivative Transaction rather than another, as use of any authorized Derivative Transaction will be a function of numerous variables, including market conditions. Derivative Transactions involve certain risks and special considerations. Risks of Derivative Transactions include the imperfect correlation between the value of such instruments and the underlying assets, the possible default of the other party to the transaction or illiquidity of the derivative instruments. Furthermore, the ability to successfully use Derivative Transactions depends on the Adviser’s ability to predict pertinent market movements. Because many derivatives are “leveraged,” and thus provide significantly more market exposure than the money paid or deposited when the transaction is entered into, a relatively small adverse market movement may not only result in the loss of the entire investment, but may also expose the Company to the possibility of a loss exceeding the original amount invested. Thus, the use of Derivative Transactions may result in losses greater than if they had not been used, may require the Company to sell or purchase portfolio securities at inopportune times or for prices other than current market values, may limit the amount of appreciation the Company can realize on an investment or may cause the Company to hold a security that it might otherwise sell. The use of foreign currency transactions can result in the Company incurring losses as a result of the imposition of exchange controls, the suspension of settlements or the inability of the Company to deliver or receive a specified currency. Additionally, amounts paid by the Company as premiums and cash or other assets held in margin accounts with respect to Derivative Transactions are not otherwise available to the Company for investment purposes.

If a put or call option purchased by the Company is not sold when it has remaining value, and if the market price of the underlying security remains equal to or greater than the exercise price (in the case of a put), or remains less than or equal to the exercise price (in the case of a call), the Company will lose its entire investment in the option.

Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, the Company might be unable to exercise an option it had purchased. If the Company were unable to close out an option that it had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.

In addition, the SEC proposed a rule under the 1940 Act regulating the use by registered investment companies of derivatives and many related instruments. That rule, if adopted as proposed, would, among other things, restrict the Company’s ability to engage in derivatives transactions or so increase the cost of derivatives transactions that the Company would be unable to implement its investment strategy.

The Company’s Derivative Transactions are generally subject to numerous special and complex tax rules. Because the tax rules applicable to such transactions may be uncertain under current law, an adverse determination or future IRS guidance with respect to these rules (which determination or guidance could be retroactive) may affect whether the Company has made sufficient distributions, and otherwise satisfied the relevant requirements, to maintain its qualification as a RIC and avoid Company-level U.S. federal income or excise taxes. The Company’s investments in derivative instruments may be limited by the Company’s intention to qualify for treatment as a RIC and could adversely affect the Company’s ability to so qualify.

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

There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies by increasing their compliance and other costs of doing business, requiring significant systems enhancements, or rendering their products or services less profitable or obsolete. In particular, the Food and Drug Administration (“FDA”), has established regulations, guidelines and policies to govern the development and approval of pharmaceuticals and medical devices, as have foreign regulatory authorities, which affect some of our portfolio companies. Any change in regulatory requirements due to the adoption by the FDA and/or foreign regulatory authorities of new legislation, regulations, or policies may require some of our portfolio companies to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may significantly impact the cost, timing and completion of the clinical trials. Also, any potential repeal and replace or overhaul to the Affordable Care Act may have adverse effects on certain healthcare sub-sectors due to changes in payer-mix, patient volumes, as well as other changes to the current law.

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

To qualify for the special tax treatment accorded RICs and their shareholders, we must meet certain source-of-income, asset diversification and annual distribution requirements. Our ability to pursue our investment strategy may be limited or adversely affected by our intention to qualify as a RIC and our strategy may bear adversely on our ability to so qualify.

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

The purchase price at which you purchase shares will be determined at each weekly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our shares. A decline in our net asset value per share to an amount more than 2.5% below our current net offering price creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. In the event that NAV per share decreases to more than 2.5% below our current net offering price and the Board will establish a new net offering price which will not be more than 2.5% above the NAV decreases to an amount that is less than 2.5% below our current net offering price; as a result, you could pay a premium of up to approximately 2.5% for your shares of common stock under such circumstances.

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

After giving effect to offering expenses of $0.10 per share, and taking into account the shares to be issued in the private placement, our net asset value per share is estimated to be approximately $9.35 per share compared to a price of $10.27 per share as of December 31, 2016 in this offering. Accordingly, investors purchasing shares in this offering will pay a price per share of common stock that exceeds the estimated net asset value per share of common stock by $0.92 and will indirectly bear offering expenses.

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

We are offering our shares of common stock on a continuous basis at weekly closings at an initial offering price of $10.27 per share as of December 31, 2016. However, to the extent that our NAV increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees that is below our current NAV per share. In the event of a material decline in our NAV per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will also post the updated information on our website at www.NexPointCapital.com.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2016:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column
Common Stock	200,000,000	—	7,102,226
Preferred Stock	25,000,000	—	—

As of December 31, 2016, we had 1,287 record holders of our common stock.

Share Repurchase Program

On a quarterly basis, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of the independent directors of the Board, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which the Company repurchases shares of common stock, it may, but will not necessarily, conduct repurchases on the same date that it holds its first weekly closing for the sale of shares of common stock in its public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

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

We will repurchase shares from a stockholder in the event of the stockholder’s death or Qualifying Disability, as defined below, upon such shares being presented to us for repurchase. The repurchase price for repurchases in connection with a stockholder’s death or Qualifying Disability will be the NAV as determined for the next weekly pricing period commencing after the receipt by our transfer agent of a repurchase request in proper form.

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

If you tender all common shares you hold, or are considered to be holding, and you do not hold (directly or by attribution) any other units of our shares (namely, preferred shares), you will be treated as having sold your shares and generally will realize a capital gain or loss. If you tender fewer than all of your common shares or continue to hold (directly or by attribution) other units of our shares (preferred shares), you may be treated as having received a distribution under Section 301 of the Code (“Section 301 distribution”) unless the redemption is treated as being either (i) “substantially disproportionate” or (ii) otherwise “not essentially equivalent to a dividend” under the relevant rules of the Code. A Section 301 distribution is not treated as a sale or exchange giving rise to a capital gain or loss, but rather is treated as a dividend to the extent supported by the Fund’s current and accumulated earnings and profits, with the excess treated as a return of capital reducing your tax basis in Fund shares, and thereafter as capital gain. In such a case, there is a risk that non-tendering shareholders whose interests in us increase as a result of such tender will be treated as having received a taxable distribution from us.

To the extent we recognize net gains on the liquidation of portfolio securities to meet such tenders, we will be required to make additional distributions to our common shareholders.

Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 8, 2014	652,174	$9.20	0
March 31, 2016	3,232	8.55	3,232
December 31, 2016	4,169	9.24	4,169

For the year ended December 31, 2016, the Company also repurchased 15,553 shares as part of its death and disability program.

Distributions

Subject to the Board’s discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a weekly basis to be paid out monthly. We will then calculate each stockholder’s specific distribution amount for the period using record and declaration dates, and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of common stock at the discretion of the Board. We also intend to distribute any net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. For example, the Board may periodically declare share distributions in order to reduce our

NAV per share if necessary to ensure that we do not sell shares at a price below NAV per share. Each year a statement on Form 1099-DIV, identifying the source of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is generally a nontaxable distribution), will be mailed to our stockholders. Our distributions may exceed our earnings and profits, especially during the period before we have invested substantially all of the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deduction of the fees and expenses payable in connection with the offering, including any fees payable to the Adviser. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

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

We intend to use newly issued shares to implement the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by an amount equal to 92% of the price at which common shares are sold in the last weekly closing of the month.

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

On a quarterly basis, we will send information to all stockholders of record regarding distributions paid to our stockholders in such quarter.

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
12/28/2016	$0.055	382,152	$255,650
11/30/2016	0.055	368,541	247,396
11/2/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/30/2016	0.055	277,907	200,860
6/29/2016 [2]	0.055	255,731	190,535
6/1/2016 [3]	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,503

[1]	For the current year, there were no dividends classified as a return of capital.

[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.

[3]	Beginning in May 2016, we began declaring dividends weekly.

Please see below for a table detailing the dividends paid for the year ended December 31, 2015:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
1/30/2015	$0.050	$69,054	$69,022
2/27/2015	0.058	100,082	100,044
3/31/2015	0.058	104,842	104,543
4/30/2015	0.058	108,525	107,595
5/29/2015	0.058	114,540	112,647
6/30/2015	0.058	117,215	115,203
7/31/2015	0.058	125,195	122,496
8/31/2015	0.058	128,773	124,959
9/30/2015	0.058	134,498	130,315
10/30/2015	0.058	141,377	134,845
11/30/2015	0.058	147,122	137,008
12/31/2015	0.058	155,396	139,260

Total	$0.688	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2016 and 2015 is derived from our financial statements, which have been audited by PricewaterhouseCoopers, LLP (“PwC”), our independent registered public accounting firm. The selected financial data for the period from September 2, 2014 (commencement of operations) to December 31, 2014 is derived from prior year financial statements, which were audited by another independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from September 2, 2014 (Commencement of Operations) to December 31, 2014
Statements of operations data:
Total investment income	$4,679,654	$1,276,784	$148,826
Expenses
Total expenses	3,357,229	2,092,339	629,179
Expenses waived or reimbursed by the Advisor	(2,024,665)	(1,689,730)	(538,839)

Net expenses	1,332,564	402,609	90,340

Net investment income	3,347,090	874,175	58,486
Net realized gain (loss) on investments and securities sold short	1,408,557	(193,336)	4,986
Net change in unrealized appreciation (depreciation) on investments and securities sold short	2,870,451	(2,885,453)	(286,071)
Net increase from amounts committed by affiliates	872,000	1,403,000	—

Net increase (decrease) in net assets resulting from operations	$8,498,098	$(801,614)	(222,599)

Distributions to stockholders:
Net investment income	$(3,464,844)	$(1,183,859)	—
Realized Gains	—	—
Return of capital	—	(262,760)	—

Total distributions to stockholders	(3,464,844)	(1,446,619)	—
Per share information—basic and diluted:
Net decrease in net assets resulting from operations(1)	$1.76	$(0.39)	$(0.18)

Balance sheet data:
Total assets	$87,473,718	$34,023,433	$17,458,869

Total net assets	$67,292,954	$22,298,879	$12,382,328

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the U.S. Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This quarterly report on Form 10-K may contain statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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

Our investment activities are managed by NexPoint Advisors, L.P. (our “Adviser”) and supervised by our board of directors (the “Board”) of the members are independent of us.

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

Public Offering

We are offering on a continuous basis up to $1.5 billion of our common stock, inclusive of shares already sold, based on an offering price of $10.27 as of December 31, 2016, and a par value of $0.001 per share, pursuant to a registration statement on Form N-2 filed with the SEC under the Securities Act. The SEC declared our registration statement effective on April 29, 2016, as supplemented. We are also authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. However, we currently do not anticipate issuing any preferred stock.

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate through December 31, 2016 we have issued 2,004,032 shares to the Adviser, including reinvestment of dividends, for net proceeds of approximately $18.4 million and we have issued net 5,098,194 shares, including reinvestment of dividends, to unaffiliated investors for net proceeds of approximately $46.8 million.

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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2017.

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

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of December 31, 2016 are $1,965,606. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2016 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2016	$1,263,735	$835,904	$427,831	$147,943	December 31, 2019
September 30, 2016	803,909	524,021	279,888	32,663	September 30, 2019
June 30, 2016	567,248	320,023	247,225	90,124	June 30, 2019
March 31, 2016	259,420	102,319	157,101	157,101	March 31, 2019

The following table reflects the 2015 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2015	$1,440,686	$309,265	$1,131,421	$23,484	December 31, 2018
September 30, 2015	1,272,439	164,502	1,107,937	434,917	September 30, 2018
June 30, 2015	771,350	98,330	673,020	414,551	June 30, 2018
March 31, 2015	353,760	95,291	258,469	258,469	March 31, 2018

The following table reflects the 2014 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2014 and September 30, 2014, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2014	$463,303	$56,948	$406,355	$321,712	December 31, 2017
September 30, 2014	98,723	14,081	84,642	84,642	September 30, 2017

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2017 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the year ended December 31, 2016 and 2015 and for the period from September 2, 2014 (Commencement of Operations) through December 31, 2014

During the year ended December 31, 2016, we made long investments in portfolio companies and other investments totaling $81,130,999. During the same period, we sold long investments for proceeds of $29,955,032. We also received proceeds from securities sold short of $939,022, and made purchases to cover short securities totaling $503,860. As of December 31, 2016, our investment portfolio, with a total fair value of $78,290,596, consisted of 42 interests in portfolio companies (calculated as a percentage of total investments: 36.9% in first lien senior secured loans, 16.2% in second lien senior secured loans, 35.9% in corporate bonds, 3.3% in asset-backed securities, 0.9% in convertible bonds, 0.9% in warrants, 5.8% in common stock, and 0.1% in rights). As of December 31, 2016, the investments in our portfolio were purchased at a weighted average price of 87.40% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 7.53% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the year ended December 31, 2016 and for the year ended December 31, 2015:

Net Investment Activity	December 31, 2016	December 31, 2015	December 31, 2014
Purchases	$81,130,999	$31,595,564	$10,926,420
Proceeds from Securities Sold Short	(939,022)	—	—
Purchases of Securities Sold Short	503,860	—	—
Sales and Principal Repayments	(29,955,032)	(16,264,988)	(340,260)

Net Portfolio Activity	$50,740,805	$15,330,576	$10,586,160

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015		For the period from September 2, 2014 (Commencement of Operations) to December 31, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$28,212,368	34.8%	$3,986,849	12.6%	$1,993,725	18.2%
Senior Secured Loans—Second Lien	2,506,786	3.1%	17,099,076	54.2%	5,473,150	50.1%
Corporate Bonds – Senior Unsecured	27,399,406	33.8%	7,089,145	22.4%	1,252,750	11.5%
Convertible Bonds – Senior Unsecured	760,000	0.9%	—	0.0%	—	0.0%
Foreign Sovereign Bonds - Senior Unsecured	10,998,388	13.6%	—	0.0%	1,750,795	16.0%
Asset-Backed Securities	2,460,000	3.0%	1,267,453	4.0%	456,000	4.2%
Purchased Call Options	109,718	0.1%	1,198,047	3.8%	—	0.0%
Purchased Put Options	678,036	0.8%	—	0.0%	—	0.0%
Equities	8,006,297	9.9%	954,994	3.0%	—	0.0%

Total Investments	$81,130,999	100.0%	$31,595,564	100.0%	$10,926,420	100.0%

1)	In addition to the purchase amount shown here, the Company also sold short for proceeds of $939,022 during the year ended December 31, 2016.

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2016 and December 31, 2015:

	December 31, 2016
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$27,394,540	$28,864,108	36.9%
Senior Secured Loans — Second Lien	12,790,248	12,673,072	16.2%
Senior Secured Loans — Escrow Loan	87,816	17,500	0.0%
Asset-Backed Securities	2,576,709	2,614,217	3.3%
Convertible Bonds	569,431	700,625	0.9%
Corporate Bonds	28,847,813	28,113,471	35.9%
Common Stocks	6,170,708	4,532,375	5.8%
Rights	154,404	96,288	0.1%
Warrants	—	678,940	0.9%

Total Investments	$78,591,669	$78,290,596	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2015
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$1,688,375	$783,750	3.5%
Senior Secured Loans — Second Lien	14,322,284	13,572,579	60.0%
Asset-Backed Securities	1,723,452	1,544,933	6.8%
Corporate Bonds — Senior Unsecured	7,790,487	6,615,438	29.3%
Common Stocks	250,750	87,125	0.4%

Total	$25,775,348	$22,603,824	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
Number of Investments	42		13
% Variable Rate (based on fair value)	53%		63%
% Non-Income Producing Equity or Other Investments (based on fair value)	3%		7%
Weighted Average Purchase Price of Investments (as a % of par or stated value)	87.40%		92.23%
Weighted Average Credit Rating of Investments that were Rated	Caa1		Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0	% (1)	4%

(1)	Represents less than 0.5%.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	$3,639,776	4.7%	$783,750	3.5%
Broadly Syndicated — Public	8,548,645	10.9%	—	0%
Middle-Market	63,487,958	81.1%	20,275,141	89.7%
Other	2,614,217	3.3%	1,544,933	6.8%

Total	$78,290,596	100.0%	$22,603,824	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$73,665	0.1%	$87,125	0.4%
Energy	5,293,496	6.8%	79,750	0.4%
Financials	2,614,217	3.3%	1,544,933	6.8%
Healthcare (1)	48,076,536	61.5%	19,657,196	87.0%
Media/Telecommunications	4,087,500	5.2%	—	0.0%
Real Estate Investment Trusts (REITs)	2,200,805	2.8%	—	0.0%
Retail	4,105,999	5.2%	—	0.0%
Service (1)	3,791,110	4.8%	451,070	2.0%
Technology	5,120,935	6.5%	—	0.0%
Telecommunication Services	943,020	1.2%	—	0.0%
Utility	1,983,313	2.6%	783,750	3.5%

Total Assets	$78,290,596	100.0%	$22,603,824	100.0%

(1)	As of December 31, 2016, Weight Watchers is currently included in the Service sector, but the Company views Weight Watchers to be related to the Healthcare Industry as defined in the Company’s organizational documents. If this classification change were reflected, the value and percentage of the healthcare sector would increase to $51,377,956 and 65.6%, respectively. The value and percentage of the service sector would decrease to $489,690 and 0.6%, respectively.

As of December 31, 2016, we did not “control” and were not an “affiliated person,” each as defined in the 1940 Act, of any of our portfolio companies. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

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

Summary Description of Top Portfolio Companies/Investments

As of December 31, 2016 and December 31, 2015, 65% and 94% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. Included in the value at December 31, 2016 is the investment in Weight Watchers, which the Company views as related to the Healthcare Industry as defined in the Company’s organizational documents. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of December 31, 2016 and December 31, 2015, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $11.3 million and $3.9 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

Radnet Inc: As of December 31, 2016 and December 31, 2015, we held second lien senior secured loans in Radnet Inc. (“Radnet”) with an aggregate fair value of $5.4 million and $4.8 million, respectively. Radnet provides outpatient diagnostic imaging services in the United States. It offers various imaging services, including magnetic resonance imaging, computed tomography, positron emission tomography, nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy, and other related procedures, as well as multi-modality imaging services. The company also develops and sells computerized systems for the imaging industry, including picture archiving communications systems, and provides teleradiology services for remote interpretation of images on behalf of radiology groups, hospitals, and imaging center customers. As of January 24, 2017, it owned and/or operated 306 outpatient-imaging centers located in California, Maryland, Delaware, New Jersey, New York, and Rhode Island. The company was founded in 1981 and is headquartered in Los Angeles, California.

MPH Acquisition Holdings, LLC: As of December 31, 2016 we held first lien senior secured loans of MPH Acquisition Holdings, LLC (“Multiplan”) having an aggregate fair value of $4.7 million. As this investment was purchased in 2016 we did not hold a position as of December 31, 2015. Multiplan is a provider of cost containment solutions for organizations paying healthcare claims (e.g., insurance companies, health maintenance organizations (HMOs), and self-insured employers). The company provides access to the largest independent preferred provider organization with approximately one million providers under contract.

U.S. Renal Care: As of December 31, 2016 and December 31, 2015, we held second lien senior secured loans in US Renal Care, Inc. (“U.S. Renal Care”) having an aggregate fair value of $4.0 million and $4.4 million, respectively. U.S. Renal Care develops, acquires, and operates a network of outpatient, home, and specialty dialysis centers for serving patients suffering from chronic kidney failures in the United States. The company provides in-center and at-home hemodialysis and peritoneal dialysis services for end stage renal diseases. It operates outpatient, home, and specialty dialysis programs. The company also manages various acute setting dialysis programs in conjunction with local community hospitals. It also serves families, caregivers and physicians. U.S. Renal Care was founded in 2000 and is based in Plano, Texas. Upon completing an acquisition of DSI Renal in January 2016, U.S. Renal Care became third-largest provider of dialysis services in the United States, with 300 outpatient dialysis facilities across 34 states/territories.

Weight Watchers International, Inc.: As of December 31, 2016 we held term loans of Weight Watchers International, Inc. (“Weight Watchers”) having an aggregate fair value of $3.3 million. As this investment was purchased in 2016 we did not hold a position as of December 31, 2015. Weight Watchers is the world’s leading commercial provider of weight management services, and one of only a few commercial weight management programs whose efficacy has been clinically proven repeatedly, helping people around the world lose weight through sensible and sustainable food plans, activity, behavior modification and group support. Weight Watchers- branded products and services include meetings conducted at its global network of company-owned and franchise locations, digital weight management products provided through its websites, mobile sites and apps, products sold at meetings, licensed products sold in retail channels and magazine subscriptions and other publications. As of October 1, 2016, the Company had approximately 1.2 million active meeting subscribers and 1.6 million active online subscribers globally.

Community Health Services, Inc.: As of December 31, 2016 we held corporate bonds of Community Health Services, Inc. (“Community Health”) having an aggregate fair value of $2.8 million. As this investment was purchased in 2016 we did not hold a position as of December 31, 2015. Community Health is one of the largest hospital companies in the United States, providing healthcare services through its owned and operated hospitals and affiliated businesses in non- urban and selected urban markets throughout the United States. As of January 12, 2017, Community Health owned or leased 158 hospitals across 22 states, as well as home care agencies operated in select markets served by its acute care hospitals.

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

Texas Competitive Electric Holdings Company, Inc.: As of December 31, 2016, we held 1st lien senior secured term loans of Texas Competitive Electric Holdings Company, Inc. (“TXU”). TXU is the largest electric power generator and retail electric provider in Texas, with over 16 GW of generation capacity and over 1.7 million retail customers. TXU emerged from bankruptcy on October 3, 2016. Prior to emergence, 1st lien creditors received adequate protection payments on their claims. Post emergence, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity currently trades publicly over the counter and is anticipated to be listed on a major stock exchange in the second quarter of 2017.

Results of Operations for the years ended December 31, 2016, 2015 and 2014

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

Our CLO equity pays quarterly dividends based on excess cash flow available after the CLO’s payment “waterfall” provisions. Both Grayson and PAMCO CLOs are past their respective investment periods, and as a result, excess cash flow is expected to decline over time. We, therefore, expect that the quarterly dividends paid by the investment will similarly decline.

Expenses

For the years ended December 31, 2016, 2015 and 2014 respectively, we had total net operating expenses of $1,332,564 or $0.28 per share, $402,609 or $0.20 per share, and $90,340 or $0.07 per share. Our operating expenses include base management fees attributed to the Adviser of $1,184,391, $465,254 and $110,394 for the year ended December 31, 2016, 2015 and 2014, respectively, which were voluntarily waived for all periods. Our expenses also include administrative services expenses attributed to the Adviser of $236,876, $93,055 and $22,090 for the years ended December 31, 2016, 2015 and 2014, respectively, which were voluntarily waived for all periods. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment	Administrator fees Waived and Subject to Recoupment	Recoupment Eligibility Expiration
December 31, 2016	$387,176	$77,435	December 31, 2019
September 30, 2016	363,595	72,719	September 30, 2019
June 30, 2016	79,125	15,825	June 30, 2019

Total	$829,896	$165,979

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Our other expenses subject to the Expense Limitation Agreement for years ended December 31, 2016, 2015 and 2014 were $1,263,735, $1,440,686 and $463,303, respectively, and consisted of the following:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the period from September 2, 2014 (Commencement of Operations) to December 31, 2014
Audit and tax fees	$228,197	$354,023	$54,700
Legal fees	269,317	541,076	146,447
Custodian and accounting service fees	211,891	157,456	102,142
Reports to stockholders	194,138	141,221	111,580
Stock transfer fee	320,755	230,849	39,780
Directors’ fees	6,933	1,973	643
Other expenses	32,504	14,088	8,011

Total	$1,263,735	$1,440,686	$463,303

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $3,347,090 or $0.69 per share, $874,175 or $0.42 per share, and $58,486 or $0.05 per share for the years ended December 31, 2016, 2015 and 2014, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $29,955,032, $16,264,988 and $340,260 during the years ended December 31, 2016, 2015 and 2014, respectively, from which we realized a net gains/(losses) of $1,408,557, $(193,336) and $4,986, respectively. Also contributing to the gain for the year ended December 31, 2016 were purchases of securities sold short of 503,860.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the years ended December 31, 2016, 2015 and 2014, the net change in unrealized appreciation (depreciation) on investments totaled $2,870,451 or $0.59 per share, $(2,885,453) or $(1.40) per share, and $(286,071) or $(0.23) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the years ended December 31, 2016 and 2015 was primarily driven by the performance of Ortho-Clinical Diagnostics Holdings 6.625% Bond, and the net change in unrealized appreciation on our investments during the year ended December 31, 2014 was primarily driven by the performance of our sovereign bond investment.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016 and 2015, the Adviser committed $872,000 and $1,403,000, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the year ended December 31, 2014. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of December 31, 2016 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2016, 2015 and 2014, the net increase/(decrease) in net assets resulting from operations was $8,498,098 or $1.76 per share, $(801,614), or $(0.39) per share, and $(222,599) or $(0.18) per share, respectively.

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the period from September 2, 2014 (Commencement of Operations) to December 31, 2014
Income	$4,679,654	$1,276,784	$148,826
Expenses	(1,332,564)	(402,609)	(90,340)
Net Realized Gain/(Loss)	1,408,557	(193,336)	4,986
Net Unrealized Appreciation (Depreciation)	2,870,451	(2,885,453)	(286,071)
Net increase from amounts committed by affiliates	872,000	1,403,000	—

Total	$8,498,098	$(801,614)	$(222,599)

Financial Condition, Liquidity and Capital Resources

As of December 31, 2016 and December 31, 2015, we had cash and cash equivalents of $3,948,113 and $7,350,748, respectively. As of December 31, 2016 and December 31, 2015, $3,913,546 and $7,350,745 was held in the State Street U.S. Government Money Market Fund, and $34,567 and $3 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate through December 31, 2016 we have issued 2,004,032 shares to the Adviser, including reinvestment of dividends, for net proceeds of approximately $18.4 million and we have issued net 5,098,194 shares, including reinvestment of dividends, to unaffiliated investors for net proceeds of approximately $46.8 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $2,838,893, $577,599, and $0 for the years ended December 31, 2016, 2015 and 2014, and were offset against capital in excess of par value on the financial statements.

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

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. On January 6, 2015, we entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”) as lender and agent. Under the Credit Facility, State Street has agreed to extend credit to us, in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on our total outstanding debt. Loans under the Credit Facility will bear interest (at our election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum. Interest is payable monthly in arrears. On January 5, 2016, the Company amended the senior, secured revolving credit facility with State Street and extended the maturity to January 3, 2017. The amendment to the Credit Facility did not contain any other material changes to the original agreement which was entered into on January 6, 2015 other than increasing the commitment fee from 0.15% to 0.25% per annum on the daily unutilized portion of the $25 million program amount. On January 3, 2017, the Company amended the senior, secured revolving credit facility with State Street and extended the maturity to March 20, 2017. The amendment to the Credit Facility did not contain any other material changes to the original agreement. Although the Company is seeking a longer term solution for the Credit Facility or to enter into a new credit facility with another credit provider, no assurance can be given that it will be able to do so on terms comparable to those of the Credit Facility, or at all. In connection with the Credit

Facility, we have also entered into a security agreement with State Street, both in its capacity as agent for the lenders under the Credit Facility and in its capacity as custodian to us, pursuant to which we grant State Street a security interest in all of our assets. State Street serves as our custodian and sub-administrator pursuant to separate agreements. The Credit Facility contains certain customary covenants and limits senior securities representing indebtedness to no more than 33 1/3% of our total assets. The Credit Facility also includes customary representations and warranties, conditions precedent to borrowings and events of default.

As of December 31, 2016 and December 31, 2015, $11,200,000 and $0, respectively, were outstanding under the Credit Facility. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of December 31, 2016, all such financing costs have been amortized to interest expense.

For the year ended December 31, 2016, 2015 and for the period September 2, 2014 (Commencement of Operations) to December 31, 2014 the components of total interest expense were as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the period from September 2, 2014 (Commencement of Operations) to December 31, 2014
Direct interest expense	$115,438	$19,943	$—
Commitment fees	45,836	35,292	—
Amortization of financing costs	—	25,000	—

Total	$161,274	$80,235	$—

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2016 and 2015, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the years ended December 31, 2016, 2015 and 2014, the Company accrued $175,567, $0 and $0 of incentive fees on capital gains, respectively, all of which was voluntarily waived.

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

Our organization and offering costs together are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of December 31, 2016, $3,455,376 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised.

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

Distributions

In order to qualify for the special tax treatment accorded RICs and their shareholders, we are required under the Code, among other things, to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or “investment company taxable income,” to our stockholders on an annual basis. We intend to authorize and declare weekly distributions to be paid monthly to our stockholders as determined by the Board. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the year ended December 31, 2016 and 2014, the Company did not distribute in excess of net investment income. For the year ended December 31, 2015, the Company made $77,899 of distributions in excess of net investment income.

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

For the year ended December 31, 2016, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
12/31/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
10/30/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/31/2016	0.055	277,907	200,860
6/29/2016 [2]	0.055	255,731	190,535
6/1/2016 [3]	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,503

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
[3]	Beginning in May 2016, we began declaring dividends weekly.

For the year ended December 31, 2015, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
12/31/2015	$0.058	$155,396	$139,260
11/30/2015	0.058	147,122	137,008
10/30/2015	0.058	141,377	134,845
9/30/2015	0.058	134,498	130,315
8/31/2015	0.058	128,773	124,959
7/31/2015	0.058	125,195	122,496
6/30/2015	0.058	117,215	115,203
5/29/2015	0.058	114,540	112,647
4/30/2015	0.058	108,525	107,595
3/31/2015	0.058	104,842	104,543
2/27/2015	0.058	100,082	100,044
1/30/2015	0.050	69,054	69,022

Total	$0.688	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate through December 31, 2016 we have issued 2,004,032 shares to the Adviser, including reinvestment of dividends, for proceeds of approximately $18.4 million.

•	For the years ended December 31, 2015, the Adviser committed $1,403,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. Had these payments not been made, the NAV as of December 31, 2015 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

•	For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the

Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of December 31, 2016 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

The Adviser and its affiliates also sponsor, or manage, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to the Adviser’s allocation policy and co-investment relief, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with the Adviser’s allocation procedures and co-investment relief.

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

As of December 31, 2016 the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
CareDX, Inc.	Warrant	$395,318
Galena Biopharma, Inc.	Warrant	23,851
PAMCO CLO 1997-1A B	Asset-Backed	275,625
SCYNEXIS, Inc.	Warrant	259,771

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. For the years ended December 31, 2016, 2015 and 2014, the Adviser incurred and paid $0, $0, and $33,392 of organization costs on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock. Through December 31, 2015, offering costs were paid by the Adviser and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds were raised and the costs became payable to the Adviser. After December 31, 2015, offering costs that become payable are now properly presented as capitalized and amortized to expense over one year. Offering costs together with organization costs, are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. For the years ended December 31, 2016, 2015 and 2014, the Adviser incurred and paid offering costs of $1,540,535, $1,120,922 and $1,439,392, respectively, on our behalf.

For the years ended December 31, 2016, 2015 and 2014, the Company recorded $0, $122,877 and $95,326 of offering costs on the Statements of Changes in Net Assets, which was payable to the Adviser. For the year ended December 31, 2016, the Company capitalized $427,270, of offering costs, which will be amortized over one year. Of this amount, $198,715, was amortized to expense during the year ended December 31, 2016, and $228,555 remains on the Statement of Assets and Liabilities as of December 31, 2016.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of $4,134,241 of organization and offering costs exceeds 1% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $3,455,376 of these costs.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update make improvements to the requirements for accounting for equity investments and simplify the impairment assessment of equity investments. For public entities this update will be effective for fiscal years beginning after December 15, 2017. For all other entities, this update will be effective for fiscal years beginning after December 31, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Investment Adviser is currently evaluating the impact of this new guidance on the Funds’ financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. For public entities this update will be effective for interim periods and fiscal years beginning after December 15, 2016. For all other entities, this update will be effective for fiscal years beginning after December 31, 2017, and for interim periods within fiscal years beginning after December 15, 2018. The Investment Adviser is currently evaluating the impact of this new guidance on the Funds’ financial statements.

In August, 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. The amendments in this update address eight specific issues, where there has been diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Investment Adviser is currently evaluating the impact of this new guidance on the Funds’ financial statements.

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Investment Adviser is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Fund’s financial statements and related disclosures.

In November, 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require the statement of cash flows explain the change during the period in the total of cash, cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Investment Adviser is currently evaluating the impact of this new guidance on the Funds’ financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of December 31, 2016, 26% (based on fair value) of the investments in our portfolio had floating interest rates, and the credit facility agreement entered into with State Street Bank on January 6, 2015 also has a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. Our credit facility is based on the greater of the following scenarios: (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three- month LIBOR plus 1.15% per annum.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we predominantly hold variable-rate investments, and to declines in the value of any fixed- rate investments we hold. To the extent that a majority of our investments may be in variable-rate investments, an increase in interest rates could make it easier for us to meet or exceed the hurdle rate for the income incentive fee payable to the Adviser and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our investment adviser with respect to our increasing pre-incentive fee net investment income.

Assuming that the audited statements of assets and liabilities as of December 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net investment income
Down 25 basis points	$(4,137)	$28,000	$23,863
Up 50 basis points	133,958	(56,000)	77,958
Up 100 basis points	366,847	(112,000)	254,847
Up 200 basis points	832,625	(224,000)	608,625
Up 300 basis points	1,298,403	(336,000)	962,403

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

Item 8.	Financial Statements and Supplementary Data

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	December 31, 2016	December 31, 2015
Assets
Investments, at fair value (cost of $78,591,669 and $25,775,348, respectively)	$78,290,596	$22,603,824
Cash and cash equivalents	3,948,113	7,350,748
Receivable for investments sold	—	499,375
Receivable for common stock sold	56,890	183,700
Dividends and interest receivable	829,876	204,157
Receivable from Adviser(1)	4,096,447	3,096,979
Other receivables	—	81,258
Prepaid expenses	23,241	3,392
Capitalized offering costs	228,555	—

Total assets	87,473,718	34,023,433

Liabilities
Credit facility payable(2)	11,200,000	—
Payable for investments purchased	8,536,248	11,465,326
Common stock repurchased	38,533	—
Directors’ fees payable(1)	—	483
Interest expense and commitment fees payable	21,583	—
Accrued expenses and other liabilities	384,400	258,745

Total liabilities	20,180,764	11,724,554

Commitments and contingencies(3)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 7,102,226 and 2,779,381 shares issued and outstanding, respectively)	7,102	2,779
Paid-in capital in excess of par	61,925,016	23,796,427
Accumulated net realized gain	3,258,750	346,096
Undistributed (distributions in excess of) net investment income	128,159	(77,899)
Net unrealized appreciation (depreciation) on investments (including net increase from amounts committed by affiliates of $2,275,000 and $1,403,000, respectively)	1,973,927	(1,768,524)

Total net assets	$67,292,954	$22,298,879

Net asset value per share of common stock	$9.47	$8.02

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 7 for a discussion of credit facility.
(3)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

	For the year ended December 31,
	2016	2015	2014(1)
Investment income:
Interest	$4,307,022	$1,164,645	$141,610
Dividend income	372,632	111,915	—
Other fee income	—	224	7,216

Total investment income	4,679,654	1,276,784	148,826

Expenses:
Investment advisory fees(2)	1,184,391	465,254	110,394
Stock transfer fee	320,755	230,849	39,780
Legal fees	269,317	541,076	146,447
Administration fees(2)	236,876	93,055	22,090
Audit and tax fees	228,197	354,023	54,700
Custodian and accounting service fees	211,891	157,456	102,142
Amortized offering costs	198,715	—	—
Reports to stockholders	194,138	141,221	111,580
Capital gains incentive fees(2)	175,567	—	—
Other expenses	169,175	27,197	8,011
Interest expense and commitment fees(3)	161,274	80,235	—
Directors’ fees(2)	6,933	1,973	643
Organizational costs	—	—	33,392

Total expenses	3,357,229	2,092,339	629,179
Expenses waived or reimbursed by the Adviser(2)	(2,024,665)	(1,689,730)	(538,839)

Net expenses	1,332,564	402,609	90,340

Net investment income	3,347,090	874,175	58,486

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments and securities sold short	1,408,557	(193,336)	4,986
Net change in unrealized appreciation (depreciation) on investments and securities sold short	2,870,451	(2,885,453)	(286,071)
Net increase from amounts committed by affiliates(2)	872,000	1,403,000	—

Net realized and unrealized gains (losses)	5,151,008	(1,675,789)	(281,085)

Net increase (decrease) in net assets resulting from operations	$8,498,098	$(801,614)	$(222,599)

Per share information - basic and diluted per common share
Net investment income:	$0.69	$0.42	$0.05
Earnings per share:	$1.76	$(0.39)	$(0.18)
Weighted average shares outstanding:	4,835,020	2,057,154	1,224,478

(1)	Commencement of operations occurred on September 2, 2014.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

	For the year ended December 31,
	2016	2015	2014(1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$3,347,090	$874,175	$58,486
Net realized gain (loss) on investments and securities sold short	1,408,557	(193,336)	4,986
Net change in unrealized appreciation (depreciation) on investments and securities sold short	2,870,451	(2,885,453)	(286,071)
Net increase from amounts committed by affiliates(2)	872,000	1,403,000	—

Net increase (decrease) in net assets resulting from operations	8,498,098	(801,614)	(222,599)

Distributions to stockholders:
Net investment income	(3,464,844)	(1,183,859)	—
Net realized gains	—	—	—
Return of capital	—	(262,760)	—

Total distributions to stockholders	(3,464,844)	(1,446,619)	—

Capital share transactions:
Issuance of common stock	37,644,951	10,889,724	18,700,253
Repurchase of common stock	(206,633)	—	(6,000,000)
Issuance of common shares pursuant to distribution reinvestment plan	2,522,503	1,397,937	—
Offering costs	—	(122,877)	(95,326)

Net increase in net assets resulting from capital transactions	39,960,821	12,164,784	12,604,927

Total increase in net assets	44,994,075	9,916,551	12,382,328
Net assets at beginning of period	22,298,879	12,382,328	—

Net assets at end of period	$67,292,954	$22,298,879	$12,382,328

Undistributed (distributions in excess of) net investment income	$128,159	$(77,899)	$58,486
Distributions declared per share:	$0.71	$0.69	$—

Changes in common shares
Issuance of common stock	4,073,785	1,238,510	2,033,261
Reinvestment of common stock	272,014	159,784	—
Repurchase of common stock	(22,954)	—	(652,174)

Net increase in common shares	4,322,845	1,398,294	1,381,087

(1)	Commencement of operations occurred on September 2, 2014.
(2)	See Note 4 for a discussion of related party transactions and arrangements.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014(1)
Cash flows used in operating activities
Net increase (decrease) in net assets resulting from operations	$8,498,098	$(801,614)	$(222,599)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investment securities	(81,130,999)	(31,595,564)	(10,926,420)
Purchases of securities sold short	(503,860)	—	—
Proceeds from securities sold short	939,022	—	—
Proceeds from sales and principal repayments of investment securities	29,955,032	16,264,988	340,260
Net realized (gain) loss on investments	(1,408,557)	193,336	(4,986)
Net change in unrealized (appreciation) depreciation on investments	(2,870,451)	2,885,453	286,071
Amortization of premium/discount, net	(666,959)	(45,087)	(1,875)
Amortization of deferred financing costs	—	25,000	—
Amortization of capitalized offering costs	198,715	—	—
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	499,375	(499,375)	—
(Increase) decrease in dividends and interest receivable	(625,719)	(105,327)	(98,830)
(Increase) decrease in receivable from Adviser	(999,468)	(2,817,685)	(279,294)
(Increase) decrease in other receivables	81,258	(81,258)	—
(Increase) decrease in prepaid expenses	(19,849)	11,099	(14,491)
(Increase) decrease in due from affiliates	—	859,935	(859,935)
Increase (decrease) in payable for investments purchased	(2,929,078)	6,535,576	4,929,750
Increase (decrease) in directors’ fees payable	(483)	163	320
Increase (decrease) in interest expense and commitment fees payable	21,583	—	—
Increase (decrease) in accrued expenses and other liabilities	125,655	112,274	146,471

Net cash flow used in operating activities	(50,836,685)	(9,058,086)	(6,705,558)

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	37,771,761	10,706,024	18,700,253
Repurchase of common stock, net of payable	(168,100)	—	(6,000,000)
Distributions paid in cash	(942,341)	(48,682)	—
Offering costs paid, net of due to Adviser	(427,270)	(122,877)	(95,326)
Financing costs paid	—	(25,000)	—
Borrowings under credit facilities	15,300,000	2,500,000	—
Repayments of credit facilities	(4,100,000)	(2,500,000)	—

Net cash flow provided by financing activities	47,434,050	10,509,465	12,604,927

Net increase (decrease) in cash and cash equivalents	(3,402,635)	1,451,379	5,899,369

Cash and cash equivalents
Beginning of the period	7,350,748	5,899,369	—

End of the period	$3,948,113	$7,350,748	$5,899,369

Supplemental disclosure and non-cash financing activities
Cash paid during the period for interest	$103,290	$19,943	$—
Reinvestment of distributions paid	$2,522,503	$1,397,937	$—

(1)	Commencement of operations occurred on September 2, 2014.

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2016

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 61.8%(4)
Energy – 5.2%
EnergySolutions, LLC (First Lien Term Loan)(5)	L+575	1.00%	5/29/2020	$1,271,516	$1,157,116	$1,284,231
Fieldwood Energy, LLC (First Lien Term Loan)(6)	L+700	1.00%	8/31/2020	1,800,549	1,561,679	1,717,274
Fieldwood Energy, LLC (First Lien Term Loan)(6)	L+712.5	1.25%	9/30/2020	567,797	541,399	498,241

						3,499,746

Healthcare – 34.3%
American Renal Holdings, Inc. (First Lien Term Loan)(6)(7)	L+350	1.25%	9/22/2019	994,684	989,745	999,036
BioScrip, Inc. (First Lien Initial Term Loan)(6)	L+525	1.25%	7/31/2020	587,430	565,881	560,995
BioScrip, Inc. (First Lien Term Loan)(6)	L+525	1.25%	7/31/2020	352,458	339,528	336,597
MPH Acquisition Holdings, LLC (First Lien Term Loan)(6)	L+400	1.00%	6/7/2023	4,639,769	4,662,125	4,728,435
Onex Carestream Finance LP (Second Lien Term Loan)(6)	L+850	1.00%	12/7/2019	819,967	826,664	676,473
Quorum Health Corp. (First Lien Term Loan)(6)	L+575	1.00%	4/29/2022	6,446,692	6,224,337	6,336,551
Radnet, Inc. (Second Lien Term Loan)(6)	L+700	1.00%	3/25/2021	5,457,917	5,285,401	5,406,749
U.S. Renal Care, Inc. (Second Lien Term Loan)(6)	L+800	1.00%	12/31/2023	4,500,000	4,417,808	4,005,000

						23,049,836

Media/Telecommunications – 6.1%
iHeartCommunications, Inc. (First Lien Term Loan)(5) (8)	L+675	—	1/30/2019	5,000,000	3,956,219	4,087,500

Retail – 4.7%
Leslie’s Poolmart, Inc. (First Lien Term Loan)(6)	L+425	1.00%	8/16/2023	564,623	561,901	572,036
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(6)	L+875	1.00%	4/24/2020	2,974,709	2,428,339	2,621,463

						3,193,499

Service – 5.6%
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)(6)	L+650	1.00%	7/25/2022	500,000	497,570	489,690
Weight Watchers International, Inc. (First Lien Term Loan)(5) (7) (9)	L+325	0.75%	4/2/2020	3,958,869	2,762,942	3,301,420

						3,791,110

Technology – 4.4%
SkillSoft Corp. (Second Lien Term Loan)(6) (7)	L+825	1.00%	4/28/2022	1,500,000	816,718	1,130,160
SkillSoft Corp. (First Lien Term Loan)(6) (7)	L+475	1.00%	4/28/2021	1,986,034	1,643,329	1,820,329

						2,950,489

Utility – 1.5%
Granite Acquisition, Inc. (Second Lien Term Loan)(6)(7)	L+725	1.00%	12/19/2022	1,000,000	946,087	965,000
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan)(10)				3,500,000	87,816	17,500

						982,500

Total Senior Secured Loans						41,554,680

Asset-Backed Securities – 3.9%
Financials – 3.9%
CIFC Funding Ltd. 2015-1A (7) (11) (12)			1/22/2027	550,000	437,250	490,875
Grayson Investor Corp. (7) (11) (12) (13)			11/1/2021	800	456,000	275,668
Highland Park CDO I Ltd. 2006 1A A2 (6) (7) (11) (13)	L+40		11/25/2051	1,654,789	1,361,664	1,572,049
PAMCO CLO 1997-1A B (7) (11) (13) (14) (15)				559,644	321,795	275,625

						2,614,217

Total Asset-Backed Securities						2,614,217

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2016

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Convertible Bonds – 1.0%
Healthcare – 1.0%
Fluidigm Corp.	2.750%		2/1/2034	$1,000,000	$569,431	$700,625

Total Convertible Bonds						700,625

Corporate Bonds – 41.8%
Energy – 2.7%
GenOn Energy, Inc. (8)	7.875%		6/15/2017	2,500,000	1,793,750	1,793,750

Healthcare – 33.1%
CHS/Community Health Systems, Inc. (7)	6.875%		2/1/2022	4,000,000	3,523,811	2,800,000
Kindred Healthcare, Inc. (7)	8.750%		1/15/2023	1,500,000	1,477,525	1,408,125
Ortho-Clinical Diagnostics (8) (11)	6.625%		5/15/2022	12,717,000	11,425,209	11,318,130
Quorum Health Corp. (11)	11.625%		4/15/2023	4,000,000	3,002,425	3,370,000
Valeant Pharmaceuticals International, Inc. (8) (7) (11)	6.125%		4/15/2025	4,500,000	3,722,965	3,397,500

						22,293,755

Retail – 1.4%
Guitar Center, Inc. (11)	6.500%		4/15/2019	1,000,000	886,466	912,500

Technology – 3.2%
Diamond 1 Finance Corp. / Diamond 2 Finance Corp. (11)	6.020%		6/15/2026	2,000,000	2,052,663	2,170,446

Telecommunication Services – 1.4%
Intelsat Jackson Holdings S.A. (7)	7.250%		10/15/2020	1,209,000	962,999	943,020

Total Corporate Bonds						28,113,471

				Shares
Common Stocks – 6.7%
Chemicals – 0.1%
MPM Holdings, Inc. (7) (16)				8,500	250,750	73,665

Healthcare – 2.0%
CareDx, Inc. (16)				501,252	1,999,995	1,353,380

Real Estate Investment Trust (REIT) – 3.3%
Independence Realty Trust, Inc. (7)				246,727	2,216,203	2,200,805

Utility – 1.3%
Vistra Energy Corp.				58,356	1,703,760	904,525

Total Common Stocks						4,532,375

Rights – 0.1%
Utility – 0.1%
Vistra Energy Corp. (16)				58,356	154,404	96,288

Total Rights						96,288

Warrants – 1.0%
Healthcare – 1.0%
CareDx, Inc. (15) (16)			6/14/2017	250,626	—	395,318
Galena Biopharma, Inc. (15) (16)			1/21/2021	1,500,054	—	23,851
SCYNEXIS, Inc. (15) (16) (17)			6/21/2021	195,000	—	259,771

						678,940

Total Warrants						678,940

Total Investments- 116.3%					$78,591,669	$78,290,596

Other Assets & Liabilities, net- (16.3%)						$(10,997,642)

Net Assets- 100.0%						$67,292,954

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2016

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. Additionally, companies under common control (e.g., companies with a common owner of greater than 25% of their respective voting securities) are affiliates under the 1940 Act.
(2)	All investments are denominated in United States Dollars.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2016. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(5)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2016 was 0.77%.The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.
(6)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2016 was 1.00%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.
(7)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”). A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 24.75% of the Company’s total assets as of December 31, 2016.
(8)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(9)	The Company views Weight Watchers to be included in the Healthcare Industry as defined in the Company’s organizational documents. If this classification were reflected, value and percentage of the healthcare sector under Senior Secured Loans would increase to $26,351,256 and 39.16%, respectively.
(10)	The investment represents value held in escrow pending future events. No interest is being accrued.
(11)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2016, these securities amounted to $23,782,793, or 35.34% of net assets.
(12)	The investment is considered to be the equity tranche of the issuer.
(13)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(14)	The issuer is, or is in danger of being, in default of its payment obligation.
(15)	Represents Fair Value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $954,565 or 1.42% of net assets were fair valued under the Company’s valuation procedures as of December 31, 2016.
(16)	Non-income producing security.
(17)	Restricted Securities. These securities are not registered and may not be sold to the public. There are legal and/or contractual restrictions on resale. The Company does not have the right to demand that such securities be registered. The values of these securities are determined by valuations provided by pricing services, brokers, dealers, market makers, or in good faith under the procedures established by the Board.

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

NexPoint Capital, Inc.

Schedule of Investments (continued)

December 31, 2015

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through December 31, 2016, the Adviser controls 2,004,032 total shares, including reinvestment of dividends, for a net amount of approximately $19.0 million.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of December 31, 2016 and 2015, the Company had cash and cash equivalents of $3,948,113 and $7,350,748, respectively. As of December 31, 2016 and 2015, $3,913,546 and $7,350,745 was held in the State Street U.S. Government Money Market Fund, and $34,567 and $3 was held in a custodial account with State Street Bank and Trust Company, respectively.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the years ended December 31, 2016, 2015 and 2014 the Company recognized $0, $224 and $7,216 of fee income, respectively.

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

As of December 31, 2016, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
CareDx, Inc.	Warrant	$395,318
SCYNEXIS, Inc.	Warrant	259,771
PAMCO CLO 1997-1A B	Asset-Backed	275,625
Galena Biopharma, Inc.	Warrant	23,851

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

As of December 31, 2016, the Company’s investments consisted of senior secured loans, bonds, asset-backed securities, common stocks, rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of December 31, 2016 and 2015:

	December 31, 2016
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$3,499,746	$—	$3,499,746
Healthcare	—	19,044,836	4,005,000	23,049,836
Media/Telecommunications	—	4,087,500	—	4,087,500
Retail	—	3,193,499	—	3,193,499
Service	—	3,791,110	—	3,791,110
Technology	—	2,950,489	—	2,950,489
Utility	—	982,500	—	982,500
Asset-Backed Securities	—	2,338,592	275,625	2,614,217
Convertible Bonds	—	700,625	—	700,625
Corporate Bonds	—	28,113,471	—	28,113,471
Common Stocks
Chemicals	—	—	73,665	73,665
Healthcare	1,353,380	—	—	1,353,380
Real Estate Investment Trust (REIT)	2,200,805	—	—	2,200,805
Utility	—	904,525	—	904,525
Rights	—	96,288	—	96,288
Warrants	—	655,089	23,851	678,940

Total assets	$3,554,185	$70,358,270	$4,378,141	$78,290,596

	December 31, 2015
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$79,750	$—	$79,750
Healthcare	—	8,603,634	4,438,125	13,041,759
Service	—	451,070	—	451,070
Utility	—	783,750	—	783,750
Corporate Bonds	—	6,615,437	—	6,615,437
Asset–Backed Securities	—	1,544,933	—	1,544,933
Common Stock
Chemicals	—	—	87,125	87,125

Total assets	$—	$18,078,574	$4,525,250	$22,603,824

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2016.

Investments:	Balance as of December 31, 2015	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases	(Sales and redemptions)	Balance as of December 31, 2016	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Senior Secured Loans
Healthcare	$4,438,125	$—	$—	$7,808	$—	$(440,933)	$—	$—	$4,005,000	$(440,933)
Asset-Backed Securities
Financials	—	275,625	—	—	—	—	—	—	275,625	—
Common Stocks
Chemicals	87,125	—	—	—	—	(13,460)	—	—	73,665	(13,460)
Warrants
Healthcare	—	—	—	—	—	23,851	—	—	23,851	23,851

Total	$4,525,250	$275,625	$—	$7,808	$—	$(430,542)	$—	$—	$4,378,141	$(430,542)

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2015.

Investments:	Balance as of December 31, 2014	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases	(Sales and redemptions)	Balance as of December 31, 2015	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Senior Secured Loans
Healthcare	$2,912,710	$—	$(3,837,587)	$7,380	$225,239	$(159,056)	$11,269,015	$(5,979,576)	$4,438,125	$28,125
Service	497,343	—	—	(1,153)	(11,459)	9,838	—	(494,569)	—	—
Technology	1,007,505	—	—	(1,296)	5,046	(1,255)	—	(1,010,000)	—	—
Common Stocks
Chemicals	—	—	—	—	—	(163,625)	250,750	—	87,125	(163,625)

Total	$4,417,558	$—	$(3,837,587)	$4,931	$218,826	$(314,098)	$11,519,765	$(7,484,145)	$4,525,250	$(135,500)

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 3 to Level 2 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. Transfers from Level 2 to Level 3 are due to a decrease in market activity, which resulted in a decrease of available market inputs to determine price, of which $275,625 was transferred in as of December 31, 2016. The Company uses end of period market value in the determination of the amount associated with any transfers between levels.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of December 31, 2016 and 2015:

Investment	Fair value at December 31, 2016(1)	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$4,005,000	Third Party Pricing Vendor	N/A	N/A
Common Stocks	73,665	Third Party Pricing Vendor	N/A	N/A
Warrants	23,851	Black-Scholes Option Pricing	Volatility	90%
Asset-Backed Securities	275,625	Discounted Cash Flow	Discount Rate	20.85%

Total	$4,378,141

(1)	Included within Level 3 Assets of $4,378,141 are financial instruments for which a sufficient level of current, reliable market quotations were not available. Please refer to Note 2, under Fair Value of Financial Instruments for additional detail on these instruments.

Investment	Fair Value at December 31, 2015	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$4,438,125	Third Party Pricing Vendor	N/A	N/A
Common Stocks	87,125	Third Party Pricing Vendor	N/A	N/A

Total	$4,525,250

Derivative Transactions

The Company is subject to equity price risk, interest rate risk and foreign currency exchange rate risk in the normal course of pursuing its investment objective. The Company may invest without limitation in warrants and may also use derivatives, primarily swaps (including equity, variance and volatility swaps), options and futures contracts on securities, interest rates, commodities and/or currencies, as substitutes for direct investments the Company can make. The Company may also use derivatives such as swaps, options (including options on futures), futures, and foreign currency transactions (e.g., foreign currency swaps, futures and forwards) to any extent deemed by the Adviser to be in the best interest of the Company, and to the extent permitted by the 1940 Act, to hedge various investments for risk management and speculative purposes.

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

The average quarterly volume of derivative activity for the year ended December 31, 2016 is as follows:

	Average units/ contracts	Total unrealized appreciation/ (depreciation)	Total realized gain (loss)	Ending notional amount
Purchased options contracts	988	$—	$(211,941)	$—

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

Income Recognition

Corporate actions (including cash dividends) are recorded on the ex-dividend date, net of applicable withholding taxes, except for certain foreign corporate actions, which are recorded as soon after the ex-dividend date as such information becomes available. Interest income is recorded on the accrual basis. The Company does not accrue as a receivable interest or dividends on loans and securities if there is a reason to doubt the Company’s ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the years ended December 31, 2016, 2015 and 2014 . Selling commissions or fees of $2,838,893, $577,599 and $0 were paid for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the year ended December 31,
	2016	2015	2014(1)
Net increase (decrease) in net assets from operations	$8,498,098	$(801,614)	$(222,599)
Weighted average common shares outstanding	4,835,020	2,057,154	1,224,478
Earnings (loss) per common share-basic and diluted	$1.76	$(0.39)	$(0.18)

(1)	For the period from September 2, 2014 (commencement of operations) to December 31, 2014.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update make improvements to the requirements for accounting for equity investments and simplify the impairment assessment of equity investments. For public entities this update will be effective for fiscal years beginning after December 15, 2017. For all other entities, this update will be effective for fiscal years beginning after December 31, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on its financial statement presentation.

In March 2016, the FASB issued Accounting Standards Update 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. For public entities this update will be effective for interim periods and fiscal years beginning after December 15, 2016. For all other entities, this update will be effective for fiscal years beginning after December 31, 2017, and for interim periods within fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance on its financial statement presentation.

In August, 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. The amendments in this update address eight specific issues, where there has been diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on its financial statement presentation.

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Company is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on its financial statement presentation and related disclosures.

In November, 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require the statement of cash flows explain the change during the period in the total of cash, cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on its financial statement presentation.

In December 2016, the FASB issued Accounting Standards Update 2016-19, Technical Corrections and Improvements. The amendments in this update include an amendment to FASB ASC Topic 820, Fair Value Measurement and Disclosures to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. For public entities, this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on its financial statement presentation.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s investments by industry classification at fair value at December 31, 2016:

	Fair value	Percentage
Assets
Healthcare(1)	$48,076,536	61.5%
Energy	5,293,496	6.8%
Technology	5,120,935	6.5%
Retail	4,105,999	5.2%
Media/Telecommunications	4,087,500	5.2%
Service(1)	3,791,110	4.8%
Financials	2,614,217	3.3%
Real Estate Investment Trusts (REITs)	2,200,805	2.8%
Utility	1,983,313	2.6%
Telecommunication Services	943,020	1.2%
Chemicals	73,665	0.1%

Total assets	$78,290,596	100.0%

(1)	Weight Watchers is currently included in the Service sector, but the Company views Weight Watchers to be related to the Healthcare Industry as defined in the Company’s organizational documents. If this classification change were reflected, the value and percentage of the healthcare sector would increase to $51,377,956 and 65.6%, respectively. The value and percentage of the service sector would decrease to $489,690 and 0.6%, respectively.

The following table shows the composition of the Company’s investments by industry classification at fair value at December 31, 2015:

	Fair value	Percentage
Assets
Healthcare	$19,657,196	87.0%
Financials	1,544,933	6.8%
Utility	783,750	3.5%
Service	451,070	2.0%
Chemicals	87,125	0.4%
Energy	79,750	0.3%

Total assets	$22,603,824	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of December 31, 2016:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$27,394,540	$28,864,108	36.9%
Senior Secured Loans - Second Lien	12,790,248	12,673,072	16.2%
Senior Secured Loans - Escrow Loan	87,816	17,500	0.0%
Asset-Backed Securities	2,576,709	2,614,217	3.3%
Convertible Bonds	569,431	700,625	0.9%
Corporate Bonds	28,847,813	28,113,471	35.9%
Common Stocks	6,170,708	4,532,375	5.8%
Rights	154,404	96,288	0.1%
Warrants	—	678,940	0.9%

Total assets	$78,591,669	$78,290,596	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of December 31, 2015:

	Amortized Cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$1,688,375	$783,750	3.5%
Senior Secured Loans - Second Lien	14,322,284	13,572,579	60.0%
Corporate Bonds	7,790,487	6,615,437	29.3%
Asset-Backed Securities	1,723,452	1,544,933	6.8%
Common Stocks	250,750	87,125	0.4%

Total assets	$25,775,348	$22,603,824	100.0%

The following table shows the composition of the Company’s investments by geographic classification at December 31, 2016:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$2,123,342	2.7%
Luxembourg(1)	2,950,489	3.8%
United States	73,216,765	93.5%

Total assets	$78,290,596	100.0%

(1)	Investments denominated in USD

The following table shows the composition of the Company’s investments by geographic classification at December 31, 2015:

Geography	Fair value	Percentage
Assets
United States	$22,603,824	100.0%

Total assets	$22,603,824	100.0%

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

For the years ended December 31, 2016, 2015 and 2014, the Company incurred investment advisory fees payable to the Adviser of $1,184,391, $465,254 and $110,394, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets.

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

For the years ended December 31, 2016, 2015 and 2014, the Company incurred $175,567, $0 and $0 of incentive fees on capital gains, respectively, all of which was voluntarily waived.

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

For the years ended December 31, 2016, 2015 and 2014, the Company incurred administration fees payable to the Adviser of $236,876, $93,055 and $22,090, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to advisory and administrator fees are shown below.

Period ended	Advisory fees waived and subject to recoupment	Administration fees waived and subject to recoupment	Recoupment eligibility expiration
December 31, 2016	$387,176	$77,435	December 31, 2019
September 30, 2016	363,595	72,719	September 30, 2019
June 30, 2016	79,125	15,825	June 30, 2019

Total	$829,896	$165,979

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. For the years ended December 31, 2016, 2015 and 2014, the Adviser incurred and paid $0, $0, and $33,392 of organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock. Through December 31, 2015, offering costs were paid by the Adviser and charged against capital in excess of par value on the Statements of Assets and Liabilities as the gross proceeds were raised and the costs became payable to the Adviser. After December 31, 2015, offering costs that become payable are now properly presented as capitalized and amortized to expense over one year. For the years ended December 31, 2016 and 2015 and the period from September 30, 2013 (inception) to December 31, 2014, the Adviser incurred and paid offering costs of $1,540,535, $1,120,922 and $1,439,392, respectively, on our behalf. For the years ended December 31, 2015 and 2014, the Company recorded $122,877 and $95,326 of offering costs on the Statements of Changes in Net Assets, which was payable to the Adviser. For the year ended December 31, 2016, the Company capitalized $427,270 of offering costs, which will be amortized over one year. Of this amount, $198,715 was amortized to expense during the year ended December 31, 2016, and $228,555 remains on the Statement of Assets and Liabilities as of December 31, 2016.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of $4,134,241 of organization and offering costs exceeds 1% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $3,455,376 of these costs.

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

For the years ended December 31, 2016, 2015 and 2014, the Company recorded an expense relating to director fees of $6,933, $1,973 and $643 respectively, which represents the allocation of the director fees to the Company. As of December 31, 2016, there was $0 of expenses payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-

end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2017.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of December 31, 2016 are $1,965,606. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2016	$1,263,735	$835,904	$427,831	$147,943	December 31, 2019
September 30, 2016	803,909	524,021	279,888	32,663	September 30, 2019
June 30, 2016	567,248	320,023	247,225	90,124	June 30, 2019
March 31, 2016	259,420	102,319	157,101	157,101	March 31, 2019

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

Net Increase from Amounts Committed by Affiliates

For the years ended December 31, 2016, 2015 and 2014, the Adviser committed $872,000, $1,403,000 and $0, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of December 31, 2016 would have been lower. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Receivable from Adviser

The table below provides a breakdown of the various amounts that make up the $4,096,447 and $3,096,979 shown on the Statements of Assets and Liabilities as of December 31, 2016 and 2015, respectively.

Description	December 31, 2016	December 31, 2015
Amounts committed by affiliates	$2,275,000	$1,403,000
Fees waived under the Expense Limitation Agreement	1,965,606	1,537,775
Organization and offering costs paid directly by the Company, to be reimbursed by Adviser	405,913	394,046
Commissions paid in excess of maximum, reimbursed by Adviser	128,793	13,753
Payable to Adviser for reimbursement of organization and offering costs	(678,865)	(251,595)

Totals	$4,096,447	$3,096,979

Note 5 — U.S. Federal Income Tax Information

The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To maintain its qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not be subject to corporate-level federal income taxes on any income that it timely distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid any federal income taxes on income so distributed. The Company will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which it paid no federal income taxes.

The character of income and capital gains to be distributed is determined in accordance with the Code, U.S. Treasury regulations, and other applicable authority, which may differ from U.S. GAAP. These differences include (but are not limited to) investments organized as partnerships for tax purposes, defaulted bonds, losses deferred to off-setting positions, and losses deferred due to wash sale transactions. Reclassifications are made to the Company’s capital accounts to reflect income and gains available for distribution (or available capital loss carryovers) under the Code, U.S. Treasury regulations, and other applicable authority. These reclassifications have no impact on net investment income, realized gains or losses, or net asset value of the Company. The calculation of net investment income per share in the Financial Highlights table excludes these adjustments.

As of December 31, 2016, 2015 and 2014, the Company made the following permanent book tax differences and reclasses:

	2016	2015	2014
Paid in capital excess of par value	$(1,827,909)	$(970,505)	$—
Distributions in excess of net investment income	323,812	436,059	—
Accumulated realized gains	1,504,097	534,446	—

During the year ended December 31, 2016, the differences between book and tax accounting were due primarily to defaulted bonds and basis adjustments of loan investments.

For the years ended December 31, 2016, 2015 and 2014, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

	2016	2015		2014
Undistributed ordinary income	$2,769,825	$—		$120,065
Net tax appreciation/(depreciation)	2,614,991	(1,117,550	)(1)	(342,664	)(2)
Other temporary differences	(23,980)	(25,873)		—

(1)	Any differences between book-basis and tax-basis net unrealized appreciation/(depreciation) are primarily due to basis adjustments of loan investments.
(2)	Any differences between book-basis and tax-basis net unrealized appreciation/(depreciation) are primarily due to defaulted bonds accumulated interest.

For the years ended December 31, 2016, 2015 and 2014, the Company had $0, $(356,904) and $0 of capital loss carryovers, respectively.

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2016, 2015 and 2014, were as follows:

	2016	2015	2014
Paid distributions attributable to:
Ordinary income	$3,464,844	$1,183,859	$—
Return of capital	—	262,760	—

Unrealized appreciation and depreciation at December 31, 2016, 2015 and 2014, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross appreciation	Gross (depreciation)	Net appreciation/ (depreciation)	Cost
December 31, 2016	$3,559,782	$(3,219,790)	$339,992	$81,864,150
December 31, 2015	156,768	(2,677,318)	(2,520,550)	25,124,374
December 31, 2014	137,954	(480,618)	(342,664)	10,649,614

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the years ended December 31, 2016, 2015 and 2014, the Company did not incur any interest or penalties. Furthermore, the company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer from June 1, 2016, until expiration of June 30, 2016 at 5:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, no shares of the Company were tendered for repurchase.

The Company conducted its quarterly tender offer from September 2, 2016, until expiration of September 30, 2016 at 5:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the third quarter tender offer, no shares of the Company were tendered for repurchase.

The Company conducted its quarterly tender offer from December 1, 2016, until expiration of December 31, 2016 at 5:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the fourth quarter tender offer, 4,169 shares of the Company were tendered for repurchase, constituting approximately 0.06% of the Company’s outstanding shares.

For the year ended December 31, 2016, the Company also repurchased 15,553 shares as part of its death and disability repurchase program.

Note 7 — Credit Facility

On January 6, 2015, the Company entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”), as lender and agent. Under the Credit Facility, State Street has agreed to extend credit to the Company in an aggregate principal amount of up to $25 million at a rate of L + 1.15%, subject to borrowing base availability and restrictions on the Company’s total outstanding debt.

On January 5, 2016, the Company entered into an amendment to the Credit Facility to, among other things, increase the unused commitment fee from 0.15% to 0.25% and extend the final maturity date to January 3, 2017. Please also see Note 12 for additional discussion of the Credit Facility.

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

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense were as follows:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014(1)
Direct interest expense	$115,438	$19,943	$—
Commitment fees	45,836	35,292	—
Amortization of financing costs	—	25,000	—

Total interest expense	$161,274	$80,235	$—

Average daily amount outstanding	6,856,557	1,452,055	—
Weighted average interest rate	1.68%	1.37%	—%

(1)	For the period from September 2, 2014 (commencement of operations) to December 31, 2014.

The Company is required to maintain 300% asset coverage with respect to amounts outstanding under the Credit Facility. Asset coverage is calculated by subtracting the Company’s total liabilities, not including any amount representing bank loans and senior securities, from the Company’s total assets and dividing the result by the principal amount of the borrowings outstanding. As of December 31, 2016, the Company’s debt outstanding was $11,200,000, and the fair value was estimated to be $11,201,144.

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

The Company’s organization and offering costs together are limited to 1% of total proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of December 31, 2016, $3,455,376 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised. See Note 4 for a discussion of Related Party Transactions and Arrangements, including a description of amounts waived and subject to recoupment.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2016.

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

Note 10 — Financial Highlights

Selected data for a share outstanding throughout the years ended December 31, 2016, 2015 and 2014 is as follows:

	For the year ended December 31, 2016		For the year ended December 31, 2015		For the period ended December 31, 2014(1)
Common shares per share operating performance:
Net asset value, beginning of period	$8.02		$8.97		$9.13
Income from investment operations:
Net investment income(2)	0.69		0.42		0.05
Net realized and unrealized gain (loss)	1.25		(1.40)		(0.13)
Commitments by affiliates	0.18		0.68		—

Total from investment operations	2.12		(0.30)		(0.08)

Less distribution declared to common shareholders:
From net investment income	(0.71)		(0.56)		—
From net realized gains	—		—		—
From return of capital	—		(0.13)		—

Total distributions declared to common shareholders	(0.71)		(0.69)		—

Capital share transactions
Offering costs(2)	—		(0.06)		(0.08)
Issuance of common stock(3)	0.04		0.10		—
Shares tendered(2)	0.00	(4)	—		—

Net asset value, end of period	$9.47		$8.02		$8.97
Net asset value total return(5)	27.61	%(6)	(3.26	)%(6)	(1.75	)%(7)

Ratio and supplemental data:
Net assets, end of period (in 000’s)	$67,293		$22,299		$12,382
Shares outstanding, end of period	7,102,226		2,779,381		1,381,087
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses	7.56%		11.91%		16.45	%(8)
Fees and expenses waived or reimbursed	(4.56)%		(9.62)%		(14.61	)%(9)
Net operating expenses	3.00%		2.29%		1.84	%(8)
Net investment income (loss) before fees waived or reimbursed	2.98%		(4.64)%		(12.42	)%(8)
Net investment income (loss) after fees waived or reimbursed	7.54%		4.97%		2.19	%(8)
Ratio of interest and credit facility expenses to average net assets	0.36		0.46		n/a	(9)
Ratio of incentive fees to average net assets(10)	0.40%		—%		—%
Portfolio turnover rate	60%		97%		3	%(7)
Asset coverage ratio	701%		n/a		n/a

(1)	Commenced operations on September 2, 2014.
(2)	Per share data was calculated using weighted average shares outstanding during the period.
(3)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(4)	Amount rounds to less than $0.005 per share.

(5)	Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Adviser not absorbed a portion of expenses, total returns would have been lower.
(6)	For the year ended December 31, 2016, 1.65% of the fund’s total return consists of a voluntary reimbursement by the adviser for unrealized investment losses, and is included in Net realized and unrealized gain (loss). Excluding this item, total return would have been 25.96%. For the year ended December 31, 2015, 6.09% of the fund’s total return consists of a voluntary reimbursement by the Adviser for unrealized investment losses, and is included in Net realized and unrealized gain (loss). Excluding this item, total return would have been (9.35)%.
(7)	Not annualized.
(8)	Annualized except for organizational costs.
(9)	Annualized.
(10)	All incentive fees were waived for the year ended December 31, 2016.

Note 11 — Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$1,677,436	$1,384,030	$942,755	675,433
Total investment income per common share	0.26	0.25	0.23	0.22
Net investment income	1,148,783	1,030,934	624,400	542,973
Net investment income per common share	0.17	0.19	0.15	0.18
Net realized and unrealized gain (loss)	(762,755)	1,886,765	1,950,397	2,076,601
Net realized and unrealized gain (loss) per common share	(0.12)	0.34	0.47	0.68
Net increase (decrease) in net assets resulting from operations	386,028	2,917,699	2,574,797	2,619,574
Basic and diluted earnings (loss) per common share	0.06	0.53	0.62	0.86
Net asset value per common share at end of quarter	9.47	9.59	9.20	8.69

	Quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$394,023	$358,233	$341,786	182,742
Total investment income per common share	0.16	0.16	0.18	0.11
Net investment income	228,391	265,742	301,343	78,699
Net investment income per common share	0.09	0.12	0.16	0.05
Net realized and unrealized gain (loss)	(68,097)	(877,011)	(827,122)	96,441
Net realized and unrealized gain (loss) per common share	(0.03)	(0.40)	(0.43)	0.06
Net increase (decrease) in net assets resulting from operations	160,294	(611,269)	(525,779)	175,140
Basic and diluted earnings (loss) per common share	0.06	(0.28)	(0.27)	0.11
Net asset value per common share at end of quarter	8.02	8.11	8.53	8.95

The sum of quarterly per share amounts may not equal per share amounts reported for the years ended December 31, 2016 and 2015. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On December 16, 2016, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, paid on February 1, 2017, to the stockholders of record on January 3, 2017, January 9, 2017, January 17, 2017, January 23, 2017 and January 30, 2017.

On January 3, 2017, the Company entered into an amendment to the Credit Facility to extend the final maturity date to March 20, 2017.

On January 4, 2017, the Company increased its public offering price from $10.27 per share to $10.29 per share. This increase in the public offering price was effective as of our January 4, 2017 closing and first applied to subscriptions received from December 28, 2016 through January 3, 2017.

On January 11, 2017 the Company increased its public offering price from $10.29 per share to $10.45 per share. This increase in the public offering price was effective as of our January 11, 2017 closing and first applied to subscriptions received from January 4, 2017 through January 10, 2017.

On January 18, 2017, the Company increased its public offering price from $10.45 per share to $10.55 per share. This increase in the public offering price was effective as of our January 18, 2017 closing and first applied to subscriptions received from January 11, 2017 through January 17, 2017.

On January 19, 2017, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, paid on March 1, 2017, to the stockholders of record on February 6, 2017, February 13, 2017, February 21, 2017, and February 27, 2017.

On February 15, 2017, the Company increased its public offering price from $10.55 per share to $10.60 per share. The increase in the public offering price was effective as of the Company’s February 15, 2017 closing and first applied to subscriptions received from February 8, 2017 through February 14, 2017.

On February 22, 2017, the Company increased its public offering price from $10.60 per share to $10.65 per share. The increase in the public offering price was effective as of the Company’s February 22, 2017 closing and first applied to subscriptions received from February 15, 2017 through February 21, 2017.

On February 22, 2017, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on March 29, 2017, to the stockholders of record on March 6, 2017, March 13, 2017, March 20, 2017, and March 27, 2017.

On March 1, 2017, the Company increased its public offering price from $10.65 per share to $10.66 per share. The increase in the public offering price was effective as of the Company’s March 1, 2017 closing and first applied to subscriptions received from February 22, 2017 through February 28, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NexPoint Capital, Inc.:

In our opinion, the accompanying statements of assets and liabilities, including the schedule of investments, and the related statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of NexPoint Capital, Inc. (the “Company”) as of December 31, 2016 and December 31, 2015, and the results of its operations, its change in net assets and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2016 and December 31, 2015 by correspondence with the custodian and brokers, and the application of alternative auditing procedures where replies have not been received, provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

NexPoint Capital, Inc.

We have audited the accompanying statements of operations, changes in net assets, and cash flows for the year ended December 31, 2014 of NexPoint Capital, Inc. (the Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2014, by correspondence with the custodian, loan agent or broker or by other appropriate auditing procedures where replies from the custodian, loan agent or broker were not received. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of NexPoint Capital, Inc. and its cash flows for the year ended December 31, 2014, in conformity with principles generally accepted in the United States of America.

/s/ RSM US LLP

Chicago, Illinois

March 12, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

(1)	Financial Statements — Refer to Item 8 starting on page 98.

(2)	Financial Statement Schedules — None

(3)	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with Supplement No. 14 to the Company’s Prospectus dated May 1, 2016 (File No. 333-196096) filed on September 23, 2016)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.3	Additional Subscription Agreement (Incorporated by reference to Appendix B filed with Supplement No. 14 to the Company’s Prospectus dated May 1, 2016 (File No. 333-196096) filed on September 23, 2016)

4.4	Multiproduct Subscription Agreement (Incorporated by reference to Appendix C filed with Supplement No. 14 to the Company’s Prospectus dated May 1, 2016 (File No. 333-196096) filed on September 23, 2016)

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit (g) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 2, 2014)

10.2	Amendment No. 1 to Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(2) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.3	Dealer Manager Agreement (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on August 18, 2014)

10.4	Form of Participating Broker–Dealer Agreement (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on August 18, 2014)

10.5	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.6	Form of Agency Agreement (Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

Number	Description

10.7	Form of Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Form of Escrow Agreement (Incorporated by reference to Exhibit (k)(5) to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on August 18, 2014)

10.9	Form of Expense Limitation Agreement (Incorporated by reference to Exhibit (k)(6) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 2, 2014)

10.10	Credit Agreement, dated January 6, 2015, among the Company, State Street Bank and Trust Company and the other lending institution party thereto, and State Street Bank and Trust Company, as agent (the “Credit Agreement”) (Incorporated by reference to Exhibit (k)(7) to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 1, 2015)

10.11	Amendment No. 1 to the Credit Agreement, dated as of January 5, 2016 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, filed on March 11, 2016)

10.12*	Amendment No. 2 to the Credit Agreement, dated as of January 3, 2017*

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit (r)(2) to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Privacy Policy of the Company (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K, filed on March 12, 2014)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: March 10, 2017	By:	/s/ Brian Mitts
	Name:	Brian Mitts
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

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

Signature	Title	Date
/s/ James D. Dondero James D. Dondero	President (Principal Executive Officer)	March 10, 2017

/s/ Brian Mitts Brian Mitts	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2017

/s/ Dr. Bob Froehlich Dr. Bob Froehlich	Director	March 10, 2017

/s/ John Honis John Honis	Director	March 10, 2017

/s/ Timothy K. Hui Timothy K. Hui	Director	March 10, 2017

/s/ Ethan K. Powell Ethan K. Powell	Director	March 10, 2017

/s/ Bryan A. Ward Bryan A. Ward	Director	March 10, 2017