Form 10-Q
period 2017-03-31
NexPoint Capital, Inc.
filed 2017-05-15
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2017, the Registrant had 8,240,442 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value (cost of $63,784,306 and $78,591,669, respectively)	$63,115,536	$78,290,596
Cash and cash equivalents	9,418,996	3,948,113
Receivable for common stock sold	—	56,890
Dividends and interest receivable	1,152,529	829,876
Receivable from Adviser(1)	4,177,196	4,096,447
Prepaid expenses	16,470	23,241
Capitalized offering costs	210,642	228,555

Total assets	78,091,369	87,473,718

Liabilities
Credit facility payable(2)	—	11,200,000
Payable for investments purchased	—	8,536,248
Common stock repurchased	565,015	38,533
Interest expense and commitment fees payable	—	21,583
Accrued expenses and other liabilities	515,444	384,400

Total liabilities	1,080,459	20,180,764

Commitments and contingencies(3)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 7,979,704 and 7,102,226 shares issued and outstanding, respectively)	7,980	7,102
Paid-in capital in excess of par	70,477,977	61,925,016
Accumulated net realized gain	4,105,375	3,258,750
Undistributed net investment income	813,348	128,159
Net unrealized appreciation (depreciation) on investments (including net increase from amounts committed by affiliates of $2,275,000 and $2,275,000, respectively)	1,606,230	1,973,927

Total net assets	$77,010,910	$67,292,954

Net asset value per share of common stock	$9.65	$9.47

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 7 for a discussion of credit facility.
(3)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment income:
Interest	$2,335,529	$642,176
Dividend income	78,277	33,257

Total investment income	2,413,806	675,433

Expenses:
Investment advisory fees(1)	411,325	171,353
Amortized offering costs	109,729	5,834
Capital gains incentive fees(1)	95,785	—
Administration fees(1)	82,265	34,268
Stock transfer fee	79,911	61,451
Custodian and accounting service fees	76,886	54,533
Legal fees	60,904	65,078
Audit and tax fees	51,287	48,175
Interest expense and commitment fees(2)	50,379	22,183
Reports to stockholders	47,679	26,353
Other expenses	47,395	5,110
Directors’ fees(1)	2,867	847

Total expenses	1,116,412	495,185
Expenses waived or reimbursed by the Adviser(1)	(736,940)	(362,725)

Net expenses	379,472	132,460

Net investment income	2,034,334	542,973

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments and securities sold short	846,625	(539,824)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	(367,697)	1,744,425
Net increase from amounts committed by affiliates(1)	—	872,000

Net realized and unrealized gains (losses)	478,928	2,076,601

Net increase in net assets resulting from operations	$2,513,262	$2,619,574

Per share information - basic and diluted per common share
Net investment income:	$0.27	$0.18
Earnings per share:	$0.34	$0.86
Weighted average shares outstanding:	7,501,991	3,053,707

Distributions declared per share:	0.18	0.17

(1)	See Note 4 for a discussion of related party transactions and arrangements.
(2)	See Note 7 for a discussion of credit facility.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$2,034,334	$542,973
Net realized gain (loss) on investments and securities sold short	846,625	(539,824)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	(367,697)	1,744,425
Net increase from amounts committed by affiliates(1)	—	872,000

Net increase in net assets resulting from operations	2,513,262	2,619,574

Distributions to stockholders:
Net investment income	(1,349,145)	(541,276)

Total distributions to stockholders	(1,349,145)	(541,276)

Capital share transactions:
Issuance of common stock	8,222,024	5,656,146
Issuance of common shares pursuant to distribution reinvestment plan	896,830	459,596
Repurchase of common stock	(565,015)	(32,378)

Net increase in net assets resulting from capital transactions	8,553,839	6,083,364

Total increase in net assets	9,717,956	8,161,662
Net assets at beginning of period	67,292,954	22,298,879

Net assets at end of period	$77,010,910	$30,460,541

Undistributed (distributions in excess of) net investment income	$813,348	$(76,202)

Changes in common shares
Issuance of common stock	844,602	675,955
Reinvestment of common stock	91,769	54,859
Repurchase of common stock	(58,893)	(3,232)

Net increase in common shares	877,478	727,582

(1)	See Note 4 for a discussion of related party transactions and arrangements.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows used in operating activities
Net increase in net assets resulting from operations	$2,513,262	$2,619,574

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(17,524,104)	(15,827,260)
Proceeds from securities sold short	—	165,454
Payment-in-kind investments	(91,795)	—
Proceeds from sales and principal repayments of investment securities	33,994,813	8,437,380
Net realized (gain) loss on investments	(846,625)	539,824
Net change in unrealized (appreciation) depreciation on investments	367,697	(1,744,425)
Amortization of premium/discount, net	(724,926)	(34,416)
Amortization of capitalized offering costs	109,729	5,834
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	(1,533,198)
(Increase) decrease in due from broker	—	(62,638)
(Increase) decrease in dividends and interest receivable	(322,653)	(177,791)
(Increase) decrease in receivable from Adviser	(80,749)	(987,342)
(Increase) decrease in other receivables	—	(350)
(Increase) decrease in prepaid expenses	6,771	103
(Increase) decrease in restricted cash	—	(1,142,541)
Increase (decrease) in payable for investments purchased	(8,536,248)	(633,082)
Increase (decrease) in directors’ fees payable	—	345
Increase (decrease) in interest expense and commitment fees payable	(21,583)	17,392
Increase (decrease) in accrued expenses and other liabilities	131,044	(73,162)

Net cash flow provided by (used in) operating activities	8,974,633	(10,430,299)

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	8,278,914	5,837,046
Repurchase of common stock, net of payable	(38,533)	(4,747)
Distributions paid in cash	(452,315)	(81,680)
Offering costs paid, net of due to Adviser	(91,816)	(61,157)
Borrowings under credit facilities	8,700,000	3,600,000
Repayments of credit facilities	(19,900,000)	—

Net cash flow provided by (used in) financing activities	(3,503,750)	9,289,462

Net increase (decrease) in cash and cash equivalents	5,470,883	(1,140,837)

Cash and cash equivalents
Beginning of the period	3,948,113	7,350,748

End of the period	$9,418,996	$6,209,911

Supplemental disclosure and non-cash financing activities
Cash paid during the period for interest	$54,473	$4,895
Reinvestment of distributions paid	$896,830	$459,596

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of March 31, 2017

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 34.2%(4)
Energy – 2.9%
Fieldwood Energy, LLC (First Lien Term Loan)(5)	L + 700	1.00%	8/31/2020	$1,800,549	$1,574,598	$1,712,781
Fieldwood Energy, LLC (First Lien Term Loan)(6)	L + 712.5	1.25%	9/30/2020	567,797	542,363	493,983

						2,206,764

Healthcare – 14.1%
Quorum Health Corp. (First Lien Term Loan)(6)	L + 575	1.00%	4/29/2022	3,397,958	3,257,661	3,327,264
Radnet, Inc. (Second Lien Term Loan)(6)	L + 700	1.00%	3/25/2021	3,457,917	3,341,206	3,483,851
U.S. Renal Care, Inc. (Second Lien Term Loan)(6)	L + 800	1.00%	12/31/2023	4,500,000	4,419,941	4,050,000

						10,861,115

Media/Telecommunications – 5.6%
iHeartCommunications, Inc. (First Lien Term Loan)(5)	L + 675	—	1/30/2019	5,000,000	4,059,125	4,313,525

Retail – 3.1%
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(6)	L + 875	1.00%	4/24/2020	2,967,121	2,453,685	2,381,114

Service – 0.6%
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)(7)	L + 650	1.00%	7/25/2022	500,000	497,658	487,750

Technology – 6.6%
Avaya, Inc. (First Lien Term Loan)(5)	L + 750	1.00%	1/24/2018	2,140,000	2,122,021	2,206,276
SkillSoft Corp. (Second Lien Term Loan)(5) (8)	L + 825	1.00%	4/28/2022	1,500,000	833,429	1,048,125
SkillSoft Corp. (First Lien Term Loan)(5) (8)	L + 475	1.00%	4/28/2021	1,980,955	1,654,931	1,827,441

						5,081,842

Utility – 1.3%
Granite Acquisition, Inc. (Second Lien Term Loan)(6) (8)	L + 725	1.00%	12/19/2022	1,000,000	947,796	991,250
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan)(9)				3,500,000	87,816	13,125

						1,004,375

Total Senior Secured Loans						26,336,485

Asset-Backed Securities – 2.7%
Financials – 2.7%
Grayson Investor Corp. (8) (10) (11) (12)			11/1/2021	800	456,000	270,260
Highland Park CDO I Ltd. 2006 1A A2 (6) (8) (10) (12)	L + 40		11/25/2051	1,610,716	1,327,004	1,530,180
PAMCO CLO 1997-1A B (8) (10) (12) (13) (14)				559,644	321,796	293,086

						2,093,526

Total Asset-Backed Securities						2,093,526

Corporate Bonds – 31.3%
Energy – 4.4%
GenOn Energy, Inc.	7.875%		6/15/2017	2,500,000	2,171,002	1,743,750
GenOn Energy, Inc.	9.875%		10/15/2020	2,500,000	1,892,539	1,643,750

						3,387,500

Healthcare – 21.1%
Ortho-Clinical Diagnostics (10)	6.625%		5/15/2022	9,217,000	8,224,118	8,617,895
Quorum Health Corp. (10)	11.625%		4/15/2023	3,542,000	2,828,104	3,112,532
Tenet Healthcare Corp. (8)	8.125%		4/1/2022	1,000,000	968,630	1,048,750
Valeant Pharmaceuticals International, Inc. (8) (10)	6.125%		4/15/2025	4,500,000	3,738,294	3,481,875

						16,261,052

Media/Telecommunications – 4.0%
iHeartCommunications, Inc. PIK	14.000%		2/1/2021	9,090,000	3,387,785	3,090,600

Retail – 1.1%
Guitar Center, Inc. (10)	6.500%		4/15/2019	1,000,000	897,203	845,000

Telecommunication Services – 0.7%
Intelsat Jackson Holdings S.A. (8)	7.250%		10/15/2020	575,000	464,983	526,844

Total Corporate Bonds						$24,110,996

See Notes to Financial Statements.

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
				Shares
Common Stocks – 12.1%
Chemicals – 0.1%
MPM Holdings, Inc. (8) (15)				8,500	250,750	80,750

Healthcare – 5.0%
CareDx, Inc. (15)				501,252	1,999,995	701,753
Forward Pharma A/S ADR (8) (15)				17,000	481,015	366,350
Gemphire Therapeutics, Inc. (15) (16)				158,394	1,499,991	1,663,137
Kadmon Holdings, Inc. (15) (16)				297,619	1,000,000	1,077,380

						3,808,620

Real Estate Investment Trust (REIT) – 3.0%
Independence Realty Trust, Inc. (8)				246,727	2,216,203	2,311,832

Utility – 4.0%
Vistra Energy Corp.				188,356	3,712,260	3,070,210

Total Common Stocks						9,271,412

Rights – 0.1%
Utility – 0.1%
Vistra Energy Corp. (15)				58,356	154,404	82,808

Total Rights						82,808

Warrants – 1.6%
Healthcare – 1.6%
CareDx, Inc. (14) (15)			6/14/2017	250,626	—	183,974
Kadmon Holdings, Inc. (14) (15) (16)			4/13/2018	119,047	—	98,918
Galena Biopharma, Inc. (14) (15)			1/21/2021	1,500,054	—	2,250
Gemphire Therapeutics, Inc. (14) (15) (16)			3/15/2022	118,796	—	647,782
SCYNEXIS, Inc. (14) (15) (16)			6/21/2021	195,000	—	287,385

						1,220,309

Total Warrants						1,220,309

Total Investments-82.0%					$63,784,306	$63,115,536

Cash Equivalents – 12.1%(17)						$9,352,714
Other Assets & Liabilities, net-5.9%						$4,542,660

Net Assets- 100.0%						$77,010,910

(1)	The Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. Additionally, companies under common control (e.g., companies with a common owner of greater than 25% of their respective voting securities) are affiliates under the 1940 Act.
(2)	All investments are denominated in United States Dollars.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at March 31, 2017. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(5)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2017 was 0.98%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.
(6)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2017 was 1.15%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.
(7)	The interest rate on these investments is subject to a base rate of 2-Month LIBOR, which at March 31, 2017 was 1.03%. The LIBOR rate used to calculate interest is the higher of the prevailing 2 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.
(8)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”). A business development company may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 17.64% of the Company’s total assets as of March 31, 2017.
(9)	The investment represents value held in escrow pending future events. No interest is being accrued.
(10)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of March 31, 2017, these securities amounted to $18,150,828, or 23.57% of net assets.
(11)	The investment is considered to be the equity tranche of the issuer.

See Notes to Financial Statements.

(12)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(13)	The issuer is, or is in danger of being, in default of its payment obligation.
(14)	Represents Fair Value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $1,513,395 or 1.97% of net assets were fair valued under the Company’s valuation procedures as of March 31, 2017.
(15)	Non-income producing security.
(16)	Restricted Securities. These securities are not registered and may not be sold to the public. There are legal and/or contractual restrictions on resale. The Company does not have the right to demand that such securities be registered. The values of these securities are determined by valuations provided by pricing services, brokers, dealers, market makers, or in good faith under the procedures established by the Board.
(17)	State Street U.S. Government Money Market Fund.

Glossary:

ADR American Depositary Receipt

PIK Payment-in-Kind

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through March 31, 2017, the Adviser controls 2,041,174 total shares, including reinvestment of dividends, for a net amount of approximately $19.7 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements is not required for interim financial statements and has been condensed or omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of March 31, 2017 and December 31, 2016, the Company had cash and cash equivalents of $9,418,996 and $3,948,113, respectively. As of March 31, 2017 and December 31, 2016, $9,352,714 and $3,913,546 was held in the State Street U.S. Government Money Market Fund, and $66,282 and $34,567 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of March 31, 2017 and December 31, 2016, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three months ended March 31, 2017 and March 31, 2016, the Company recognized $0 and $0 of fee income, respectively.

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

As of March 31, 2017, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$293,086
CareDx, Inc.	Warrant	183,974
Galena Biopharma, Inc.	Warrant	2,250
Gemphire Therapeutics, Inc.	Warrant	647,782
Kadmon Holdings, Inc.	Warrant	98,918
SCYNEXIS, Inc.	Warrant	287,385

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

As of March 31, 2017, the Company’s investments consisted of senior secured loans, bonds, asset-backed securities, common stocks, rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of March 31, 2017 and December 31, 2016:

	March 31, 2017
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$2,206,764	$—	$2,206,764
Healthcare	—	6,811,115	4,050,000	10,861,115
Media/Telecommunications	—	4,313,525	—	4,313,525
Retail	—	2,381,114	—	2,381,114
Service	—	487,750	—	487,750
Technology	—	5,081,842	—	5,081,842
Utility	—	1,004,375	—	1,004,375
Asset-Backed Securities	—	1,800,440	293,086	2,093,526
Corporate Bonds	—	24,110,996	—	24,110,996
Common Stocks
Chemicals	—	—	80,750	80,750
Healthcare	3,808,620	—	—	3,808,620
Real Estate Investment Trust (REIT)	2,311,832	—	—	2,311,832
Utility	3,070,210	—	—	3,070,210
Rights	—	82,808	—	82,808
Warrants	—	1,218,059	2,250	1,220,309

Total Assets	$9,190,662	$49,498,788	$4,426,086	$63,115,536

	December 31, 2016
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$3,499,746	$—	$3,499,746
Healthcare	—	19,044,836	4,005,000	23,049,836
Media/Telecommunications	—	4,087,500	—	4,087,500
Retail	—	3,193,499	—	3,193,499
Service	—	3,791,110	—	3,791,110
Technology		2,950,489	—	2,950,489
Utility	—	982,500	—	982,500
Asset–Backed Securities	—	2,338,592	275,625	2,614,217
Convertible Bonds	—	700,625	—	700,625
Corporate Bonds	—	28,113,471	—	28,113,471
Common Stock
Chemicals	—	—	73,665	73,665
Healthcare	1,353,380	—	—	1,353,380
Real Estate Investment Trust (REIT)	2,200,805	—	—	2,200,805
Utility	—	904,525	—	904,525
Rights	—	96,288	—	96,288
Warrants	—	655,089	23,851	678,940

Total Assets	$3,554,185	$70,358,270	$4,378,141	$78,290,596

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2017.

Investments:	Balance as of December 31, 2016	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases	(Sales and redemptions)	Balance as of March 31, 2017	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Senior Secured Loans
Healthcare	$4,005,000	$—	$—	$2,133	$—	$42,867	$—	$—	$4,050,000	$42,867
Asset-Backed Securities Financials	275,625	—	—	—	—	17,461	—	—	293,086	17,461
Common Stocks Chemicals	73,665	—	—	—	—	7,085	—	—	80,750	7,085
Warrants Healthcare	23,851	—	—	—	—	(21,601)	—	—	2,250	(21,601)

Total	$4,378,141	$—	$—	$2,133	$—	$45,812	$—	$—	$4,426,086	$45,812

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2016.

Investments:	Balance as of December 31, 2015	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases	(Sales and redemptions)	Balance as of March 31, 2016	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Senior Secured Loans
Healthcare	$4,438,125	$—	$—	$1,747	$—	$3,878	$—	$—	$4,443,750	$3,878
Asset-Backed Securities Financials	—	1,022,665	—	—	—	—	—	—	1,022,665	—
Common Stocks Chemicals	87,125	—	—	—	—	(27,625)	—	—	59,500	(27,625)
Warrants Healthcare	—	—	—	—	—	1,354,849	—	—	1,354,849	1,354,849

Total	$4,525,250	$1,022,6655	$—	$1,747	$—	$1,331,102	$—	$—	$6,880,764	$1,331,102

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the three months ended March 31, 2017, $3,070,210 was transferred from Level 2 to Level 1. The Company uses end of period market value in the determination of the amount associated with any transfers between levels.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of March 31, 2017 and December 31, 2016:

Investment	Fair value at March 31, 2017(1)	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$4,050,000	Third Party Pricing Vendor	N/A	N/A
Common Stocks	80,750	Third Party Pricing Vendor	N/A	N/A
Warrants	2,250	Black-Scholes Option Pricing	Volatility	90%
Asset-Backed Securities	293,086	Discounted Cash Flow	Discount Rate	20.85%

Total	$4,426,086

(1)	Included within Level 3 Assets of $4,426,086 are financial instruments for which a sufficient level of current, reliable market quotations were not available. Please refer to Note 2, under Fair Value of Financial Instruments for additional detail on these instruments.

Investment	Fair value at December 31, 2016(1)	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$4,005,000	Third Party Pricing Vendor	N/A	N/A
Common Stocks	73,665	Third Party Pricing Vendor	N/A	N/A
Warrants	23,851	Black-Scholes Option Pricing	Volatility	90%
Asset-Backed Securities	275,625	Discounted Cash Flow	Discount Rate	20.85%

Total	$4,378,141

(1)	Included within Level 3 Assets of $4,378,141 are financial instruments for which a sufficient level of current, reliable market quotations were not available. Please refer to Note 2, under Fair Value of Financial Instruments for additional detail on these instruments.

The Company’s determinations of fair value may differ materially from the values that would have been used if a ready market for Company’s portfolio investments existed. The determination of fair value (and thus the amount of unrealized losses the Company may incur in any year) is, to a degree, subjective, because it is based on unobservable inputs and certain assumptions.

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of March 31, 2017 and March 31, 2016, the Company did not hold options.

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

Income Recognition

Corporate actions (including cash dividends from common stock and equity tranches of asset-backed securities) are recorded on the ex-dividend date, net of applicable withholding taxes, except for certain foreign corporate actions, which are recorded as soon after the ex-dividend date as such information becomes available. Interest income is recorded on the accrual basis. The Company does not accrue as a receivable interest or dividends on loans, asset-backed securities and other securities if there is a reason to doubt the Company’s ability to collect such income. For loans with contractual PIK (payment-in-kind) interest income, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue PIK interest if we believe that the PIK interest is no longer collectible. Loan origination fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income.

Accretion of discounts and amortization of premiums on taxable bonds, loans and asset-backed securities are computed to the call or maturity date, whichever is shorter, using the effective yield method. Withholding taxes on foreign dividends have been provided for in accordance with the Company’s understanding of the applicable country’s tax rules and rates.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the three months ended March 31, 2017 and March 31, 2016. Selling commissions and fees of $691,260 and $443,198 were paid for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the three months ended
	March 31, 2017	March 31, 2016
Net increase in net assets from operations	$2,513,262	$2,619,574
Weighted average common shares outstanding	7,501,991	3,053,707
Earnings per common share-basic and diluted	0.34	0.86

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

In March 2017, the FASB issued Accounting Standards Update 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this update shorten the amortization period for certain callable debt securities held at premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public entities this update will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of this new guidance on the Company’s financial statements.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s investments by industry classification at fair value at March 31, 2017:

	Fair value	Percentage
Assets
Healthcare	$32,151,096	50.9%
Media/Telecommunications	7,404,125	11.7%
Energy	5,594,264	8.9%
Technology	5,081,842	8.1%
Utility	4,157,393	6.6%
Retail	3,226,114	5.1%
Real Estate Investment Trusts (REITs)	2,311,832	3.7%
Financials	2,093,526	3.3%
Telecommunication Services	526,844	0.8%
Service	487,750	0.8%
Chemicals	80,750	0.1%

Total Assets	$63,115,536	100.0%

The following table shows the composition of the Company’s investments by industry classification at fair value at December 31, 2016:

	Fair value	Percentage
Assets
Healthcare	$48,076,536	61.5%
Energy	5,293,496	6.8%
Technology	5,120,935	6.5%
Retail	4,105,999	5.2%
Media/Telecommunications	4,087,500	5.2%
Service	3,791,110	4.8%
Financials	2,614,217	3.3%
Real Estate Investment Trusts (REITs)	2,200,805	2.8%
Utility	1,983,313	2.6%
Telecommunication Services	943,020	1.2%
Chemicals	73,665	0.1%

Total assets	$78,290,596	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of March 31, 2017:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$15,664,384	$16,262,384	25.8%
Senior Secured Loans - Second Lien	10,040,030	10,060,976	16.0%
Senior Secured Loans - Escrow Loan	87,816	13,125	0.0%
Corporate Bonds	24,572,658	24,110,996	38.2%
Common Stocks	11,160,214	9,271,412	14.7%
Asset-Backed Securities	2,104,800	2,093,526	3.3%
Warrants	—	1,220,309	1.9%
Rights	154,404	82,808	0.1%

Total Assets	$63,784,306	$63,115,536	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of December 31, 2016:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$27,394,540	$28,864,108	36.9%
Senior Secured Loans - Second Lien	12,790,248	12,673,072	16.2%
Senior Secured Loans - Escrow Loan	87,816	17,500	0.0%
Asset-Backed Securities	2,576,709	2,614,217	3.3%
Convertible Bonds	569,431	700,625	0.9%
Corporate Bonds	28,847,813	28,113,471	35.9%
Common Stocks	6,170,708	4,532,375	5.8%
Rights	154,404	96,288	0.1%
Warrants	—	678,940	0.9%

Total assets	$78,591,669	$78,290,596	100.0%

The following table shows the composition of the Company’s investments by geographic classification at March 31, 2017:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$2,093,526	3.3%
Luxembourg(1)	2,875,566	4.6%
United States	58,146,444	92.1%

Total Assets	$63,115,536	100.0%

(1)	Investment denominated in USD

The following table shows the composition of the Company’s investments by geographic classification at December 31, 2016:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$2,123,342	2.7%
Luxembourg(1)	2,950,489	3.8%
United States	73,216,765	93.5%

Total assets	$78,290,596	100.0%

(1)	Investment denominated in USD

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

For the three months ended March 31, 2017 and March 31, 2016, the Company incurred investment advisory fees payable to the Adviser of $411,325 and $171,353, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Incentive Fee

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the Company’s net assets, as defined in the Investment Advisory Agreement, equal to 1.875% per quarter. As a result, the Adviser will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% of the Company’s net assets at the end of such quarter. This “catch-up” feature allows the Adviser to recoup the fees foregone as a result of the existence of the hurdle rate in that quarter. Thereafter, the Adviser will receive 20.0% of the Company’s pre-incentive fee net investment income from the quarter.

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

For the three months ended March 31, 2017 and March 31, 2016, the Company incurred $95,785 and $0 of incentive fees on capital gains, respectively, all of which was voluntarily waived.

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

For the three months ended March 31, 2017 and March 31, 2016, the Company incurred administration fees payable to the Adviser of $82,265 and $34,268, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to advisory and administrator fees are shown below.

Period ended	Advisory fees waived and subject to recoupment(1)	Administration fees waived and subject to recoupment(1)	Recoupment eligibility expiration
March 31, 2017	$390,969	$78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	September 30, 2019
June 30, 2016	74,421	14,884	June 30, 2019

Total	$1,175,571	$235,114

(1)	The Advisor has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Adviser balance on the Statements of Assets and Liabilities. The amounts shown have been reduced by this waiver.

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. For the three months ended March 31, 2017 and March 31, 2016, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three months ended March 31, 2017 and March 31, 2016, the Adviser incurred offering costs of $296,961 and $231,772, respectively, on our behalf. For the three months ended March 31, 2017 and March 31, 2016, respectively, the Company capitalized $91,816 and $61,157 of offering costs, respectively. Of the capitalized offering costs, $109,729 and $5,834 were amortized to expense during the three months ended March 31, 2017 and March 31, 2016, respectively, and $210,642 and $55,323 remained on the Statement of Assets and Liabilities as of March 31, 2017 and March 31, 2016, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of $4,431,202 of organization and offering costs exceeds 1% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $3,660,521 of these costs.

Fees Paid to Officers and Directors

Each director who is not an “interested person” of the Company as defined in the 1940 Act (the “Independent Directors”) receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Highland Fund Complex based on relative net assets. The “Highland Fund Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employees of an affiliate of the Adviser. Although the Company believes that Mr. Powell is technically no longer an “interested person” of the Company, in light of his previous employment with affiliates of the Adviser, as well as the possibility that he may provide consulting services to affiliates of the Adviser, it is possible that the SEC might in the future determine Mr. Powell to be an “interested person” of the Company. Therefore, the Company intends to treat Mr. Powell as an “interested person” of the Company for all purposes other than compensation (Mr. Powell will be compensated at the same rate as the Independent Directors) from December 16, 2015 until December 4, 2017 (the second anniversary of his resignation from an affiliate of the Adviser).

For the three months ended March 31, 2017 and March 31, 2016, the Company recorded an expense relating to director fees of $2,867 and $847, respectively, which represents the allocation of the director fees to the Company. As of March 31, 2017, there was $0 of expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of March 31, 2017 are $2,113,172. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of March 31, 2017, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
March 31, 2017	$329,791	$182,226	$147,565	$147,565	March 31, 2020

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

Net Increase from Amounts Committed by Affiliates

For the three months ended March 31, 2017 and March 31, 2016, the Adviser committed $0 and $872,000, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of March 31, 2017 would have been lower. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser

The table below provides a breakdown of the various amounts that make up the $4,177,196 and $4,096,447 shown on the Statements of Assets and Liabilities as of March 31, 2017 and December 31, 2016, respectively.

Description	March 31, 2017	December 31, 2016
Amounts committed by affiliates	$2,275,000	$2,275,000
Fees waived under the Expense Limitation Agreement	2,113,172	1,965,606
Organization and offering costs paid directly by the Company, to be reimbursed by Adviser	405,913	405,913
Commissions paid in excess of maximum, reimbursed by Adviser	153,792	128,793
Payable to Adviser for reimbursement of organization and offering costs	(770,681)	(678,865)

Totals	$4,177,196	$4,096,447

As described in Note 11, on May 11, 2017 the Adviser paid to the Company in full the receivable from Adviser balance as of March 31, 2017, together with interest of $56,480.

Indemnification

Under the Company’s organizational documents, the officers and Directors have been granted certain indemnification rights against certain liabilities that may arise out of performance of their duties to the Company. Additionally, in the normal course of business, the Company may enter into contracts with service providers that contain a variety of indemnification clauses. The Company’s maximum exposure under these arrangements is dependent on future claims that may be made against the Company and, therefore, cannot be estimated.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the three months ended March 31, 2017 and the three months ended March 31, 2016, the Company did not incur any interest or penalties. Furthermore, the company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer from March 1, 2017, until expiration of March 31, 2017 at 5:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 58,893 shares of the Company were tendered for repurchase, constituting approximately 0.74% of the Company’s outstanding shares.

For the three months ended March 31, 2017, the Company did not repurchase any shares as part of its death and disability repurchase program.

Note 7 — Credit Facility

On January 6, 2015, the Company entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”), as lender and agent. Under the Credit Facility, State Street had agreed to extend credit to the Company in an aggregate principal amount of up to $25 million at a rate of L + 1.15%, subject to borrowing base availability and restrictions on the Company’s total outstanding debt.

On January 5, 2016, the Company entered into an amendment to the Credit Facility to, among other things, increase the unused commitment fee from 0.15% to 0.25% and extend the final maturity date to January 3, 2017.

On January 3, 2017, the Company entered into an amendment to the Credit Facility to extend the final maturity date to March 20, 2017. The Credit Facility was fully paid down on February 24, 2017, and expired on March 20, 2017.

For the three months ended March 31, 2017 and March 31, 2016, the components of total interest expense were as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Direct interest expense	$42,325	$7,907
Commitment fees	8,054	14,276
Amortization of financing costs	—	—

Total interest expense	$50,379	$22,183

Average daily amount outstanding	8,824,444	1,969,231
Weighted average interest rate	1.95%	1.61%

The Company was required to maintain 300% asset coverage with respect to amounts outstanding under the Credit Facility. Asset coverage was calculated by subtracting the Company’s total liabilities, not including any amount representing bank loans and senior securities, from the Company’s total assets and dividing the result by the principal amount of the borrowings outstanding.

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

The Company’s organization and offering costs together are limited to 1% of total proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of March 31, 2017, $3,660,521 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised. See Note 4 for a discussion of Related Party Transactions and Arrangements, including a description of amounts waived and subject to recoupment.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2017.

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

Note 10 — Financial Highlights

Selected data for a share outstanding throughout the three months ended March 31, 2017 and March 31, 2016 is as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2017 (Unaudited)	March 31, 2016 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$9.47	$8.02
Income from investment operations:
Net investment income(1)	0.27	0.18
Net realized and unrealized gain (loss)	0.08	0.35
Commitments by affiliates	—	0.29

Total from investment operations	0.35	0.82

Less distribution declared to common shareholders:
From net investment income	(0.18)	(0.17)
From net realized gains	—	—

Total distributions declared to common shareholders	(0.18)	(0.17)

Capital share transactions
Issuance of common stock(2)	0.01	0.02
Shares tendered(1)	0.00 (3)	0.00	(3)

Net asset value, end of period	$9.65	$8.69
Net asset value total return(4)(6)	3.75%	10.53	%(5)

Ratio and supplemental data:
Net assets, end of period (in 000’s)	$77,011	$30,461
Shares outstanding, end of period	7,979,704	3,506,963
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(7)	6.22%	7.92%
Fees and expenses waived or reimbursed(7)	(4.11)%	(5.80)%
Net operating expenses(7)	2.11%	2.12%
Net investment income (loss) before fees waived or reimbursed(7)	7.23%	2.88%
Net investment income (loss) after fees waived or reimbursed(7)	11.33%	8.69%
Ratio of interest and credit facility expenses to average net assets(7)	0.28%	0.35%
Ratio of incentive fees to average net assets(7)(8)	0.53%	—%
Portfolio turnover rate(6)	24%	31%
Asset coverage ratio	N/A	946%

(1)	Per share data was calculated using weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(3)	Amount rounds to less than $0.005 per share.
(4)	Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Adviser not absorbed a portion of expenses, total returns would have been lower.
(5)	For the three months ended March 31, 2016, 3.17% of the fund’s total return consists of a voluntary reimbursement by the adviser for unrealized investment losses, and is included in Net realized and unrealized gain (loss). Excluding this item, total return would have been 7.36%.
(6)	Not annualized.
(7)	Annualized.
(8)	All incentive fees were waived for the three months ended March 31, 2017.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On March 21, 2017, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, paid on April 26, 2017, to the stockholders of record on April 3, 2017, April 10, 2017, April 17, 2017, and April 24, 2017.

On April 13, 2017, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on May 31, 2017, to the stockholders of record on May 1, 2017, May 8, 2017, May 15, 2017, May 22, 2017, and May 30, 2017.

On April 26, 2017, the Company decreased its public offering price from $10.66 per share to $10.50 per share. This decrease in the public offering price was effective as of our April 26, 2017 closing and first applied to subscriptions received from April 19, 2017 through April 25, 2017.

On May 10, 2017, the Company declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on June 28, 2017, to the stockholders of record on June 5, 2017, June 12, 2017, June 19, 2017, and June 26, 2017.

On May 11, 2017, the Adviser paid to the Company in full the receivable from Adviser balance of $4,177,196 as of March 31, 2017, together with interest of $56,480.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to NexPoint Capital, Inc.

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

Our investment activities are managed by NexPoint Advisors, L.P. (our “Adviser”) and supervised by our board of directors (the “Board”) a majority of the members of which are independent of us.

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

Public Offering

We are offering on a continuous basis up to $1.6 billion of our common stock, inclusive of shares already sold, based on an offering price of $10.66 as of March 31, 2017, and a par value of $0.001 per share, pursuant to a registration statement on Form N-2 filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act. The SEC declared our registration statement effective on April 29, 2016, as supplemented. We are also authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. However, we currently do not anticipate issuing any preferred stock.

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate through March 31, 2017 we have issued 2,041,174 shares to the Adviser, including reinvestment of dividends, for net proceeds of approximately $18.7 million and we have issued net 5,938,530 shares, including reinvestment of dividends, to unaffiliated investors for net proceeds of approximately $55.5 million.

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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2018.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of March 31, 2017 are $2,113,172. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2017 quarterly fee waivers and expense reimbursements due from the Adviser as of March 31, 2017, which are subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Limitation	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
March 31, 2017	$329,791	$182,226	$147,565	$147,565	March 31, 2020

The following table reflects the 2016 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2016	$1,263,735	$835,904	$427,831	$147,943	December 31, 2019
September 30, 2016	803,909	524,021	279,888	32,663	September 30, 2019
June 30, 2016	567,248	320,023	247,225	90,124	June 30, 2019
March 31, 2016	259,420	102,319	157,101	157,101	March 31,2019

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

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2018 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three months ended March 31, 2017 and March 31, 2016.

During the three months ended March 31, 2017, we made long investments in portfolio companies and other investments totaling $17,524,104. During the same period, we generated proceeds from sales and principal repayments on long investments of $33,994,813. As of March 31, 2017, our investment portfolio, with a total fair value of $63,115,536, consisted of 38 interests in portfolio companies (calculated as a percentage of total investments: 25.8% in first lien senior secured loans, 16.0% in second lien senior secured loans, 38.2% in corporate bonds, 3.3% in asset-backed securities, 1.9% in warrants, 14.7% in common stock, and 0.1% in rights). As of March 31, 2017, the investments in our portfolio were purchased at a weighted average price of 80.00% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.01% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following table’s present selected information regarding our portfolio investment activity for the three months ended March 31, 2017 and March 31, 2016:

Net Investment Activity	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Purchases	$17,524,104	$15,827,260
Proceeds from Securities Sold Short	—	165,454
Purchases of Securities Sold Short	—	—
Sales and Principal Repayments	(33,994,813)	(8,437,380)

Net Portfolio Activity	$(16,470,709)	$7,555,334

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$2,118,600	12.1%	$6,913,411	43.7%
Corporate Bonds – Senior Unsecured	9,227,770	52.6%	5,603,750	35.4%
Convertible Bonds – Senior Unsecured	—	0.0%	560,000	3.5%
Equities (1)	6,177,734	35.3%	2,750,099	17.4%

Total Investments	$17,524,104	100.0%	$15,827,260	100.0%

(1)	In addition to the purchase amount shown here, the Company also sold securities sold short for proceeds of $165,454 during the three months ended March 31, 2016.

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$15,664,384	$16,262,384	25.8%
Senior Secured Loans — Second Lien	10,040,030	10,060,976	16.0%
Senior Secured Loans — Escrow Loan	87,816	13,125	0.0%
Asset-Backed Securities	2,104,800	2,093,526	3.3%
Corporate Bonds	24,572,658	24,110,996	38.2%
Common Stocks	11,160,214	9,271,412	14.7%
Rights	154,404	82,808	0.1%
Warrants	—	1,220,309	1.9%

Total Investments	$63,784,306	$63,115,536	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2016
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$27,394,540	$28,864,108	36.9%
Senior Secured Loans — Second Lien	12,790,248	12,673,072	16.2%
Senior Secured Loans — Escrow Loan	87,816	17,500	0.0%
Asset-Backed Securities	2,576,709	2,614,217	3.3%
Convertible Bonds	569,431	700,625	0.9%
Corporate Bonds	28,847,813	28,113,471	35.9%
Common Stocks	6,170,708	4,532,375	5.8%
Rights	154,404	96,288	0.1%
Warrants	—	678,940	0.9%

Total Investments	$78,591,669	$78,290,596	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Number of Investments	38		42
% Variable Rate (based on fair value)	44%		53%
% Non-Income Producing Equity or Other Investments (based on fair value)	8%		3%
Weighted Average Purchase Price of Investments (as a % of par or stated value)	80.00%		87.40%
Weighted Average Credit Rating of Investments that were Rated	Caa2		Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0	% (1)	0	% (1)

(1)	Represents less than 0.5%.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	$5,547,257	8.8%	$3,639,776	4.7%
Broadly Syndicated – Public	7,099,319	11.3%	8,548,645	10.9%
Middle-Market	48,375,434	76.6%	63,487,958	81.1%
Other	2,093,526	3.3%	2,614,217	3.3%

Total	$63,115,536	100.0%	$78,290,596	100.0%

Broadly, syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$80,750	0.1%	$73,665	0.1%
Energy	5,594,264	8.9%	5,293,496	6.8%
Financials	2,093,526	3.3%	2,614,217	3.3%
Healthcare	32,151,096	50.9%	48,076,536	61.5%
Media/Telecommunications	7,404,125	11.7%	4,087,500	5.2%
Real Estate Investment Trusts (REITs)	2,311,832	3.7%	2,200,805	2.8%
Retail	3,226,114	5.1%	4,105,999	5.2%
Service	487,750	0.8%	3,791,110	4.8%
Technology	5,081,842	8.1%	5,120,935	6.5%
Telecommunication Services	526,844	0.8%	943,020	1.2%
Utility	4,157,393	6.6%	1,983,313	2.6%

Total Assets	$63,115,536	100.0%	$78,290,596	100.0%

As of March 31, 2017, we did not “control” and were not an “affiliated person,” each as defined in the 1940 Act, of any of our portfolio companies. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

Our primary focus is to invest a majority of the portfolio in direct lending or originated opportunities over time. However, during the “ramp up phase,” the portfolio will consist primarily of middle-market loans as well as broadly syndicated bank loans (both private and public), corporate bonds, cash and cash equivalents and U.S. government securities. The ramp up phase will begin to wind down now that $50 million of total capital has been raised. We will begin deploying a portion of the portfolio into direct lending or originated opportunities (including, secured and unsecured debt and mezzanine financing) and equity investments (including warrants received in connection with originated debt investments).

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

Summary Description of Top Portfolio Companies/Investments

As of March 31, 2017 and December 31, 2016, 54% and 65% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of March 31, 2017 and December 31, 2016, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $8.6 million and $11.3 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

iHeart Communications, Inc.: As of March 31, 2017 and December 31, 2016 we held first lien senior secured loans of iHeart Communications, Inc. (“iHeart”) having an aggregate fair value of $4.3 million and $4.1 million, respectively. iHeart is the largest broadcast radio and events business in the US, and owns 90% of Clear Channel Outdoor, one of the world’s largest outdoor advertising companies. The company owns and operates approximately 850 broadcast radio stations in the US and almost 1 million outdoor advertising displays in 45 countries. iHeartMedia also operates the iHeartRadio streaming app with 96 million registered users.

U.S. Renal Care: As of March 31, 2017 and December 31, 2016, we held second lien senior secured loans in US Renal Care, Inc. (“U.S. Renal Care”) having an aggregate fair value of $4.0 million and $4.0 million, respectively. U.S. Renal Care develops, acquires, and operates a network of outpatient, home, and specialty dialysis centers for serving patients suffering from chronic kidney failures in the United States. The company provides in-center and at-home hemodialysis and peritoneal dialysis services for end stage renal diseases. It operates outpatient, home, and specialty dialysis programs. The company also manages various acute setting dialysis programs in conjunction with local community hospitals. It also serves families, caregivers and physicians. U.S. Renal Care was founded in 2000 and is based in Plano, Texas. Upon completing an acquisition of DSI Renal in January 2016, U.S. Renal Care became third-largest provider of dialysis services in the United States, with 300 outpatient dialysis facilities across 34 states/territories.

Radnet Inc: As of March 31, 2017 and December 31, 2016, we held second lien senior secured loans in Radnet Inc. (“Radnet”) with an aggregate fair value of $3.5 million and $5.4 million, respectively. Radnet provides outpatient diagnostic imaging services in the United States. It offers various imaging services, including magnetic resonance imaging, computed tomography, positron emission tomography, nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy, and other related procedures, as well as multi-modality imaging services. The company also develops and sells computerized systems for the imaging industry, including picture archiving communications systems, and provides teleradiology services for remote interpretation of images on behalf of radiology groups, hospitals, and imaging center customers. As of January 24, 2017, it owned and/or operated 306 outpatient-imaging centers located in California, Maryland, Delaware, New Jersey, New York, and Rhode Island. The company was founded in 1981 and is headquartered in Los Angeles, California.

Valeant Pharmaceuticals International, Inc.: As of March 31, 2017 and December 31, 2016, we held corporate bonds of Valeant Pharmaceuticals, Inc. (“Valeant”) having an aggregate fair value of $3.5 million and $3.4 million, respectively. Valeant is a multinational, specialty pharmaceutical and medical device company that develops, manufacturers, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter products, and medical devices, which are marketed directly or indirectly in over 100 countries. The company’s broad portfolio of >1,800 products is primarily focused in the areas of dermatology, gastrointestinal disorders, eye health (including Bausch + Lomb), neurology and branded generics. Valeant is headquartered in Laval, Quebec.

Quorum Health Corp.: As of March 31, 2017 and December 31, 2016, we held first lien senior secured loans and corporate bonds of Quorum Health Corp. (“Quorum”) having an aggregate fair value of $6.4 million and $11.7 million, respectively. Quorum Health Corporation is a leading provider of hospital and outpatient healthcare services focused on facility-based acute care in rural and mid-sized markets. As of December 31, 2016, the company owned or leased 36 hospitals located across 16 states and licensed for 3,459 beds. Approximately 84% of the company’s hospitals are sole providers in their local markets. Quorum also provides hospital management advisory and healthcare consulting services through its wholly-owned subsidiary, Quorum Health Resources. Quorum was formed through a spin-off of select assets from Community Health Systems Inc. completed in April 2016. The company is headquartered in Nashville, TN.

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

Vistra Energy: As of March 31, 2017 and December 31, 2016, we held common stock and rights shares of Vistra Energy (OTC:VSTE) (“Vistra Energy”) having an aggregate fair value of $3.2 million and $1.0 million, respectively. Vistra Energy is the largest electric power generator and retail electric provider in Texas, with other 16 GW of generation capacity and over 1.7 million retail customers. Vistra Energy was formerly named Texas Competitive Electric Holdings. The company emerged from bankruptcy on October 3, 2016. Upon emergence from bankruptcy, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity currently trades publicly over the counter and is anticipated to be listed on a major stock exchange in the second quarter of 2017.

Results of Operations for the three months ended March 31, 2017 and March 31, 2016

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

Expenses

For the three months ended March 31, 2017 and March 31, 2016, respectively, we had total net operating expenses of $379,472 or $0.05 per share and $132,460 or $0.04 per share. Our operating expenses include base management fees attributed to the Adviser of $411,325 and $171,353 for the three months ended March 31, 2017 and March 31, 2016, respectively, which were voluntarily waived for both periods. Our expenses also include administrative services expenses attributed to the Adviser of $82,265 and $34,268 for the three months ended March 31, 2017 and March 31, 2016, respectively, which were voluntarily waived for both periods. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment (1)	Administrator fees Waived and Subject to Recoupment (1)	Recoupment Eligibility Expiration
March 31, 2017	$390,969	$78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	September 30, 2019
June 30, 2016	74,421	14,884	June 30, 2019

Total	$1,175,571	$235,114

(1)	The Advisor has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Advisor balance on the Statement of Assets and Liabilities. The amounts shown have been reduced by this waiver.

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Our other expenses subject to the Expense Limitation Agreement for three months ended March 31, 2017 and March 31, 2016 were $329,791 and $259,420, respectively, and consisted of the following:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Audit and tax fees	$51,287	$48,175
Legal fees	60,904	65,078
Custodian and accounting service fees	76,886	54,533
Reports to stockholders	47,679	26,353
Stock transfer fee	79,911	61,451
Directors’ fees	2,867	847
Other expenses	10,257	2,983

Total	$329,791	$259,420

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $2,034,334 or $0.27 per share, and $542,973, or 0.18 per share for the three months ended March 31, 2017 and March 31, 2016, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $33,994,813 and $8,437,380 during the three months ended March 31, 2017 and March 31, 2016, respectively, from which we realized a net gains/(losses) of $846,625 and ($539,824), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2017 and March 31, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $(367,697) or $(0.05) per share, and $1,744,425 or $0.57 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2017 and March 31, 2016 was primarily driven by the performance of CareDx, Inc. common stock and warrants in Galena Pharma, Inc., respectively.

Net Increase from Payment from Affiliates

For the three months ended March 31, 2017 and March 31, 2016, the Adviser committed $0 and $872,000, respectively to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the NAV as of March 31, 2017 would have been lower. These commitments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2017 and March 31, 2016, the net increase/(decrease) in net assets resulting from operations was $2,513,262 or $0.34 per share, and $2,619,574, or $0.86 per share, respectively.

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Income	$2,413,806	$675,433
Net expenses	(379,472)	(132,460)
Net realized gain/(loss)	846,625	(539,824)
Net unrealized appreciation (depreciation)	(367,697)	1,744,425
Net increase from amounts committed by affiliates	—	872,000

Total	$2,513,262	$2,619,574

Financial Condition, Liquidity and Capital Resources

As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $9,418,996 and $3,948,113, respectively. As of March 31, 2017 and December 31, 2016, $9,352,714 and $3,913,546 was held in the State Street U.S. Government Money Market Fund, and $66,282 and $34,567 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate through March 31, 2017 we have issued 2,041,174 shares to the Adviser, including reinvestment of dividends, for net proceeds of approximately $18.7 million and we have issued net 5,938,530 shares, including reinvestment of dividends, to unaffiliated investors for net proceeds of approximately $55.5 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $691,260 and $443,198 for the three months ended March 31, 2017 and March 31, 2016, and were offset against capital in excess of par value on the financial statements.

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

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. On January 6, 2015, we entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”) as lender and agent. Under the Credit Facility, State Street had agreed to extend credit to us, in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on our total outstanding debt. Loans under the Credit Facility bore interest (at our election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum. Interest was payable monthly in arrears. On January 5, 2016, the Company amended the Credit Facility with State Street and extended the maturity to January 3, 2017. The amendment to the Credit Facility did not contain any other material changes to the original agreement which was entered into on January 6, 2015 other than increasing the commitment fee from 0.15% to 0.25% per annum on the daily unutilized portion of the $25 million program amount. On January 3, 2017, the Company amended the Credit Facility with State Street and extended the maturity to March 20, 2017. The Credit Facility was fully paid down on February 24, 2017, and expired on March 20, 2017.

As of March 31, 2017 and December 31, 2016, $0 and $11,200,000, respectively, were outstanding under the Credit Facility. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of March 31, 2017, all such financing costs have been amortized to interest expense.

For the three months ended March 31, 2017 and March 31, 2016 the components of total interest expense were as follows:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Direct interest expense	$42,325	$7,907
Commitment fees	8,054	14,276
Amortization of financing costs	—	0

Total	$50,379	$22,183

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2017 and December 31, 2016, we had no outstanding commitments to fund investments.

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

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and is subject to a hurdle rate, expressed as a rate of return on our net assets, equal to 1.875% per quarter. As a result, the Adviser will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375% of the Company’s net assets at the end of such quarter. This “catch-up” feature allows the Adviser to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Adviser will receive 20.0% of our pre-incentive fee net investment income. For purposes of calculating this part of the incentive fee, “Pre-Incentive Fee Net Investment Income” means interest income, distribution income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2017 and March 31, 2016, the Company accrued $95,785 and $0 of incentive fees on capital gains, respectively, all of which was voluntarily waived.

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

Our organization and offering costs together are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of March 31, 2017, $3,660,521 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three months ended March 31, 2017 the Company did not distribute in excess of net investment income. For the three months ended March 31, 2016, the Company made $76,202 of distributions in excess of net investment income.

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

For the three months ended March 31, 2017, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
3/29/2017	$0.055	$431,714	$286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.179	$1,349,145	$896,830

[1]	For the current period, there were no dividends classified as a return of capital.

For the year ended December 31, 2016, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
12/31/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
10/30/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/31/2016	0.055	277,907	200,860
6/29/2016[2]	0.055	255,731	190,535
6/1/2016[3]	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,503

[1]	For the year ended December 31, 2016, there were no dividends classified as a return of capital.
[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
[3]	Beginning in May 2016, we began declaring dividends weekly.

For the year ended December 31, 2015, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
12/31/2015	$0.058	$155,396	$139,260
11/30/2015	0.058	147,122	137,008
10/30/2015	0.058	141,377	134,845
9/30/2015	0.058	134,498	130,315
8/31/2015	0.058	128,773	124,959
7/31/2015	0.058	125,195	122,496
6/30/2015	0.058	117,215	115,203
5/29/2015	0.058	114,540	112,647
4/30/2015	0.058	108,525	107,595
3/31/2015	0.058	104,842	104,543
2/27/2015	0.058	100,082	100,044
1/30/2015	0.050	69,054	69,022

Total	$0.688	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate through March 31, 2017 we have issued 2,041,174 shares to the Adviser, including reinvestment of dividends, for proceeds of approximately $18.7 million.

•	For the years ended December 31, 2015 and December 31, 2016, the Adviser committed $1,403,000 and $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. There were no commitments for the three months ended March 31, 2017 and $872,000 for the three months ended March 31, 2016. Had these commitments not been made, the NAV as of March 31, 2017 would have been lower. These commitments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

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

As of March 31, 2017, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
Gemphire Therapeutics, Inc.	Warrant	$647,782
PAMCO CLO 1997-1A B	Asset-Backed	293,086
SCYNEXIS, Inc.	Warrant	287,385
CareDx, Inc.	Warrant	183,974
Kadmon Holdings, Inc.	Warrant	98,918
Galena Biopharma, Inc.	Warrant	2,250

As of December 31, 2016, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
CareDx, Inc.	Warrant	$395,318
SCYNEXIS, Inc.	Warrant	259,771
PAMCO CLO 1997-1A B	Asset-Backed	275,625
Galena Biopharma, Inc.	Warrant	23,851

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2017 and March 31, 2016, the Adviser incurred and paid $0 of organization costs on our behalf. For the period from our inception to March 31, 2017, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three months ended March 31, 2017 and March 31, 2016, the Adviser incurred offering costs of $296,961 and $231,772, respectively, on our behalf. For the three months ended March 31, 2017 and March 31, 2016, the Company capitalized $91,816 and $61,157 of offering costs, respectively. Of the capitalized offering costs, $109,729 and $5,834 were amortized to expense during the three months ended March 31, 2017 and March 31, 2016, respectively, and $210,642 and $55,323 remain on the Statement of Assets and Liabilities as of March 31, 2017 and March 31, 2016, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of $4,431,202 of organization and offering costs exceeds 1% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $3,660,521 of these costs.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update make improvements to the requirements for accounting for equity investments and simplify the impairment assessment of equity investments. For public entities this update will be effective for fiscal years beginning after December 15, 2017. For all other entities, this update will be effective for fiscal years beginning after December 31, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on the Company’s financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. For public entities this update will be effective for interim periods and fiscal years beginning after December 15, 2016. For all other entities, this update will be effective for fiscal years beginning after December 31, 2017, and for interim periods within fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance on the Company’s financial statements.

In August, 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. The amendments in this update address eight specific issues, where there has been diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on the Company’s financial statements.

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Company is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Company’s financial statements and related disclosures.

In November, 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require the Statement of Cash Flows explain the change during the period in the total of cash, cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on the Company’s financial statements.

In March 2017, the FASB issued Accounting Standards Update 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this update shorten the amortization period for certain callable debt securities held at premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public entities this update will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of this new guidance on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of March 31, 2017, 44% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis.

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

Assuming that the Statements of Assets and Liabilities as of March 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in net investment income
Down 25 basis points	$(16,527)	$—	$(16,527)
Up 50 basis points	145,933	—	145,933
Up 100 basis points	298,048	—	298,048
Up 200 basis points	602,278	—	602,278
Up 300 basis points	906,508	—	906,508

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

Item 1A:	Risk Factors.

None.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with Supplement No. 1 to the Company’s Prospectus dated October 14, 2014 (File No. 333-196096) filed on November 4, 2014)

4.2	Form of Subscription Agreement (Incorporated by reference to Appendix A, Appendix B and Appendix C filed with Pre-effective Amendment No. 1 to the Company’s Form N-2 dated October 14, 2014 (File No. 333-216277) filed on April 24, 2017)

4.3	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.4	Form of Subscription Agreement (Incorporated by reference to Supplement No. 14 to the Company’s Prospectus dated September 23, 2016 (File No. 333-196096) filed on September 23, 2016)

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit (g) to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 2, 2014)

10.2	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit (h)(1) to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: May 15, 2017

	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: May 15, 2017	By:	/s/ Brian Mitts
	Name:	Brian Mitts
	Title:	Principal Financial Officer and Principal Accounting Officer