Form 10-Q
period 2017-06-30
NexPoint Capital, Inc.
filed 2017-08-10
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-01074

NexPoint Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3926499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

300 Crescent Court, Suite 700
Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2017, the Registrant had 8,950,160 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Unaffiliated investments, at fair value (cost of $62,140,461 and $78,591,669, respectively)	$63,487,118	$78,290,596
Affiliated investments, at fair value (cost of $14,154 and $0, respectively)(1)	14,462	—
Cash and cash equivalents	3,095,275	3,948,113
Due from counterparty(2)	9,060,000	—
Receivable for investments sold	22,734,001	—
Receivable for common stock sold	38,350	56,890
Dividends and interest receivable	1,077,429	829,876
Receivable from Adviser(3)	—	4,096,447
Prepaid expenses	89,928	23,241
Capitalized offering costs	184,027	228,555

Total assets	99,780,590	87,473,718

Liabilities
Credit facility payable(4)	—	11,200,000
Payable for investments purchased	13,574,836	8,536,248
Unrealized depreciation on total return swap(2)	212,026	—
Common stock repurchased	224,804	38,533
Payable to Adviser(3)	14,042	—
Interest expense and commitment fees payable	—	21,583
Accrued expenses and other liabilities	375,800	384,400

Total liabilities	14,401,508	20,180,764

Commitments and contingencies(5)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 8,754,621 and 7,102,226 shares issued and outstanding, respectively)	8,755	7,102
Paid-in capital in excess of par	77,992,895	61,925,016
Accumulated net realized gain	2,844,940	3,258,750
Undistributed net investment income	1,122,553	128,159
Net unrealized appreciation (depreciation) on investments and total return swaps (including net increase from amounts committed by affiliates of $2,275,000 and $2,275,000, respectively)	3,409,939	1,973,927

Total net assets	$85,379,082	$67,292,954

Net asset value per share of common stock	$9.75	$9.47

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of total return swaps.
(3)	See Note 4 for a discussion of related party transactions and arrangements.
(4)	See Note 7 for a discussion of credit facility.
(5)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income:
Interest	$2,065,908	$916,222	$4,401,437	$1,558,398
Dividend income from unaffiliated investments	102,863	26,533	181,140	59,790
Dividend income from affiliated investments(1)	153	—	153	—
Other fee income	8,164	—	8,164	—

Total investment income	2,177,088	942,755	4,590,894	1,618,188

Expenses:
Investment advisory fees(2)	389,733	262,267	801,058	433,620
Amortized offering costs	107,047	33,414	216,776	39,248
Capital gains incentive fees(2)	108,655	—	204,440	—
Stock transfer fee	89,461	75,683	169,372	137,134
Administration fees(2)	77,947	52,454	160,212	86,722
Custodian and accounting service fees	77,408	46,684	154,294	101,217
Audit and tax fees	51,858	70,310	103,145	118,485
Reports to stockholders	48,208	34,560	95,887	60,913
Legal fees	19,620	72,623	80,524	137,701
Other expenses	14,035	37,803	61,430	42,913
Interest expense and commitment fees(3)	—	33,785	50,379	55,968
Directors’ fees(2)	3,736	3,614	6,603	4,461

Total expenses	987,708	723,197	2,104,120	1,218,382
Expenses waived or reimbursed by the Adviser(2)	(627,248)	(404,842)	(1,364,188)	(767,567)

Net expenses	360,460	318,355	739,932	450,815

Net investment income	1,816,628	624,400	3,850,962	1,167,373

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	(1,260,435)	1,041,541	(413,810)	501,717
Affiliated investments(1)	—	—	—	—
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	2,015,427	908,856	1,647,730	2,653,281
Affiliated investments(1)	308	—	308	—
Total return swaps(4)	(212,026)	—	(212,026)	—
Net increase from amounts committed by affiliates(2)	—	—	—	872,000

Net realized and unrealized gains (losses)	543,274	1,950,397	1,022,202	4,026,998

Net increase in net assets resulting from operations	$2,359,902	$2,574,797	$4,873,164	$5,194,371

Per share information—basic and diluted per common share
Net investment income:	$0.22	$0.15	$0.48	$0.32
Earnings per share:	$0.28	$0.62	$0.61	$1.44
Weighted average shares outstanding:	8,377,895	4,177,309	7,942,362	3,615,508
Distributions declared per share:	$0.18	$0.18	$0.36	$0.35

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$3,850,962	$1,167,373
Net realized gain (loss) on investments and securities sold short	(413,810)	501,717
Net change in unrealized appreciation (depreciation) on investments and securities sold short	1,648,038	2,653,281
Net change in unrealized appreciation (depreciation) on total return swaps(1)	(212,026)	—
Net increase from amounts committed by affiliates(2)	—	872,000

Net increase in net assets resulting from operations	4,873,164	5,194,371

Distributions to stockholders:
Net investment income	(2,856,568)	(1,089,474)
Net realized gains	—	(216,859)

Total distributions to stockholders	(2,856,568)	(1,306,333)

Capital share transactions:
Issuance of common stock	14,962,730	17,680,655
Issuance of common shares pursuant to distribution reinvestment plan	1,896,621	1,044,034
Repurchase of common stock	(789,819)	(32,378)

Net increase in net assets resulting from capital transactions	16,069,532	18,692,311

Total increase in net assets	18,086,128	22,580,349
Net assets at beginning of period	67,292,954	22,298,879

Net assets at end of period	$85,379,082	$44,879,228

Undistributed net investment income	$1,122,553	$—
Changes in common shares
Issuance of common stock	1,539,933	1,984,490
Reinvestment of common stock	194,796	117,248
Repurchase of common stock	(82,334)	(3,824)

Net increase in common shares	1,652,395	2,097,914

(1)	See Note 7 for a discussion of total return swaps.
(2)	See Note 4 for a discussion of related party transactions and arrangements.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows used in operating activities
Net increase in net assets resulting from operations	$4,873,164	$5,194,371
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investment securities	(53,354,643)	(52,829,092)
Purchases of securities sold short	—	(368,925)
Proceeds from securities sold short	—	762,819
Payment-in-kind investments	(91,795)	—
Proceeds from sales and principal repayments of investment securities	70,741,286	19,873,074
Net realized (gain) loss on investments	413,810	(501,717)
Net change in unrealized (appreciation) depreciation on investments	(1,648,038)	(2,653,281)
Net change in unrealized (appreciation) depreciation on total return swaps	212,026	—
Amortization of premium/discount, net	(1,271,604)	(130,955)
Amortization of capitalized offering costs	216,776	39,248
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(22,734,001)	(1,032,896)
(Increase) decrease in dividends and interest receivable	(247,553)	(351,891)
(Increase) decrease in receivable from Adviser	4,096,447	(982,250)
(Increase) decrease in other receivables	—	81,258
(Increase) decrease in prepaid expenses	(66,687)	975
(Increase) decrease in due from counterparty	(9,060,000)	—
Increase (decrease) in payable for investments purchased	5,038,588	5,696,005
Increase (decrease) in payable to Adviser	14,042	—
Increase (decrease) in directors’ fees payable	—	1,443
Increase (decrease) in interest expense and commitment fees payable	(21,583)	13,638
Increase (decrease) in accrued expenses and other liabilities	(8,600)	44,825

Net cash flow (used in) operating activities	(2,898,365)	(27,143,351)

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	14,981,270	17,813,930
Repurchase of common stock, net of payable	(603,548)	(32,378)
Distributions paid in cash	(959,947)	(262,299)
Offering costs paid, net of due to Adviser	(172,248)	(199,949)
Borrowings under credit facilities	8,700,000	10,000,000
Repayments of credit facilities	(19,900,000)	(4,100,000)

Net cash flow provided by financing activities	2,045,527	23,219,304

Net decrease in cash and cash equivalents	(852,838)	(3,924,047)
Cash and cash equivalents
Beginning of the period	3,948,113	7,350,748

End of the period	$3,095,275	$3,426,701

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$91,795	$—
Cash paid during the period for interest	$54,473	$15,610
Reinvestment of distributions paid	$1,896,621	$1,044,034

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of June 30, 2017

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 18.3%(4)
Healthcare – 18.3%
BioClinica, Inc. (First Lien Term Loan)(5) (6)	L + 425	1.00%	10/20/2023	$997,494	$982,531	$979,728
Quorum Health Corp. (First Lien Term Loan)(5) (6)	L + 675	1.00%	4/29/2022	2,000,000	1,974,399	2,013,880
U.S. Renal Care, Inc. (First Lien Term Loan)(5) (6)	L + 425	1.00%	12/30/2022	3,989,873	3,875,165	3,868,921
U.S. Renal Care, Inc. (Second Lien Term Loan)(5)	L + 800	1.00%	12/31/2023	4,500,000	4,422,134	4,258,125
Valeant Pharmaceuticals International, Inc. (First Lien Term Loan)(5) (6) (7)	L + 475	0.75%	4/1/2022	4,386,924	4,452,728	4,451,587

						15,572,241

Utility – 0.0%
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan)(8)				3,500,000	87,816	8,750

Total Senior Secured Loans						15,580,991

Asset-Backed Securities – 2.5%
Financials – 2.5%
Grayson Investor Corp.(7) (9) (10) (11)			11/1/2021	800	456,000	289,548
Highland Park CDO I Ltd. 2006 1A A2(5) (7) (9) (11)	L + 40		11/25/2051	1,602,640	1,321,930	1,522,508
PAMCO CLO 1997-1A B(7) (9) (11) (12) (13)				559,644	321,796	303,887

						2,115,943

Total Asset-Backed Securities						2,115,943

				Shares
Closed-End Mutual Funds – 0.0%
Financials – 0.0%
NexPoint Credit Strategies Fund(7) (14)				664	14,154	14,462

Total Closed-End Mutual Funds						14,462

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Corporate Bonds – 37.8%
Financials – 2.2%
ASP AMC Merger Sub, Inc.(9)	8.000%		5/15/2025	$2,000,000	1,910,199	1,905,000

Healthcare – 30.6%
DJO Finance LLC / DJO Finance Corp.(9)	8.125%		6/15/2021	2,000,000	1,890,571	1,870,000
Endo Finance LLC / Endo Finco Inc.(9)	6.000%		7/15/2023	4,000,000	3,433,693	3,382,000
Ortho-Clinical Diagnostics(9)	6.625%		5/15/2022	9,217,000	8,262,438	8,848,320
Quorum Health Corp.	11.625%		4/15/2023	4,167,000	3,373,267	3,698,212
Tenet Healthcare Corp.(7)	8.125%		4/1/2022	1,000,000	969,902	1,063,750
Valeant Pharmaceuticals International, Inc.(7) (9)	5.875%		5/15/2023	4,000,000	3,348,273	3,450,000
Valeant Pharmaceuticals International, Inc.(7) (9)	6.125%		4/15/2025	4,500,000	3,754,524	3,825,000

						26,137,282

Media/Telecommunications – 2.3%
iHeartCommunications, Inc.	2% PIK 12% Cash		2/1/2021	9,090,000	3,387,785	1,999,800

Telecommunication Services – 2.7%
Intelsat Jackson Holdings S.A.(6) (7) (9)	9.750%		7/15/2025	2,254,000	2,264,413	2,256,818

Total Corporate Bonds						32,298,900

				Shares
Common Stocks – 10.6%
Chemicals – 0.1%
MPM Holdings, Inc.(7) (15)				8,500	250,750	126,650

Energy – 0.8%
Energy Transfer Partners L.P.(7)				10,800	202,528	220,212
EnLink Midstream Partners L.P.(7)				13,100	202,669	222,176
Targa Resources Corp.(7)				5,000	202,844	226,000

						668,388

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2017

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Shares	Amortized Cost(3)	Fair Value
Healthcare – 4.0%
CareDx, Inc.(15)				93,265	$372,127	$103,524
Forward Pharma A/S ADR(7) (15)				17,000	481,015	345,610
Gemphire Therapeutics, Inc.(15)				84,255	797,895	1,086,047
Kadmon Holdings, Inc.(15)				280,181	941,408	1,089,904
SteadyMed Ltd.(7) (15)				125,790	750,023	792,477

						3,417,562

Real Estate Investment Trusts (REITs) – 3.4%
Jernigan Capital, Inc.(7) (16)				23,000	506,000	506,000
Independence Realty Trust, Inc.(7)				246,727	2,216,203	2,435,196

						2,941,196

Utility – 2.3%
Vistra Energy Corp.				115,000	1,776,757	1,930,857

Total Common Stocks						9,084,653

Preferred Stocks – 3.3%
Real Estate Investment Trust (REIT) – 3.3%
RAIT Financial Trust				118,284	2,796,274	2,838,816

Total Preferred Stocks						2,838,816

Rights – 0.1%
Utility – 0.1%
Vistra Energy Corp.(15)				58,356	154,404	69,065

Total Rights						69,065

Warrants – 1.8%
Healthcare – 1.8%
CareDx, Inc.(13) (15)			4/14/2023	250,626	—	122,978
Galena Biopharma, Inc.(13) (15)			1/21/2021	1,500,054	—	6,726
Gemphire Therapeutics, Inc.(13) (15)			3/15/2022	118,796	—	816,964
Kadmon Holdings, Inc.(13) (15)			4/13/2018	119,047	—	101,083
SCYNEXIS, Inc.(13) (15)			6/21/2021	195,000	—	199,984
SteadyMed Ltd.(7) (13) (15)			4/25/2022	62,895	—	251,015

						1,498,750

Total Warrants						1,498,750

Total Investments- 74.4%					$62,154,615	$63,501,580

Cash Equivalents – 0.4%(1)						$373,627

Other Assets & Liabilities, net- 25.2%						$21,503,875

Net Assets- 100.0%						$85,379,082

Total Return Swap				Notional Amount(18)		Unrealized Depreciation
BNP Paribas TRS Facility (Note 7)				$25,903,326		$(212,026)

(1)	Unless otherwise noted, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. Additionally, companies under common control (e.g., companies with a common owner of greater than 25% of their respective voting securities) are affiliates under the 1940 Act.
(2)	All investments are denominated in United States Dollars.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at June 30, 2017. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown
(5)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2017 was 1.30%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2017

(Unaudited)

(6)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(7)	The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 20.91% of the Company’s total assets as of June 30, 2017.
(8)	The investment represents value held in escrow pending future events. No interest is being accrued.
(9)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of June 30, 2017, these securities amounted to $27,653,081, or 32.39% of net assets.
(10)	The investment is considered to be the equity tranche of the issuer.
(11)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(12)	The issuer is, or is in danger of being, in default of its payment obligation.
(13)	Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $1,802,637 or 2.11% of net assets were fair valued under the Company’s valuation procedures as of June 30, 2017.
(14)	Represents an affiliated issuer. Assets with a total aggregate market value of $14,462, or 0.0% of net assets, were affiliated with the Company as of June 30, 2017 (see Note 10).
(15)	Non-income producing security.
(16)	Restricted Securities. These securities are not registered and may not be sold to the public. There are legal and/or contractual restrictions on resale. The Company does not have the right to demand that such securities be registered. The values of these securities are determined by valuations provided by pricing services, brokers, dealers, market makers, or in good faith under the procedures established by the Board. Assets with a total aggregate market value of $506,000, or 0.59% of net assets were restricted as of June 30, 2017 and the initial acquisition date is June 22, 2017.
(17)	State Street U.S. Government Money Market Fund.
(18)	Notional value of the underlying securities in the Total Return Swap is calculated by multiplying par by the initial price.

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through June 30, 2017, the Adviser controls 2,079,274 total shares, including reinvestment of dividends, for a net amount of approximately $20.3 million.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of June 30, 2017 and December 31, 2016, the Company had cash and cash equivalents of $3,095,275 and $3,948,113, respectively. As of June 30, 2017 and December 31, 2016, $373,627 and $3,913,546 was held in the State Street U.S. Government Money Market Fund, and $2,721,648 and $34,567 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of June 30, 2017 and December 31, 2016, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and six months ended June 30, 2017, the Company recognized $8,164 and $8,164 of fee income, respectively. For the three and six months ended June 30, 2016, the Company recognized $0 and $0 of fee income, respectively.

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

As of June 30, 2017, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$303,887
CareDx, Inc.	Warrant	122,978
Galena Biopharma, Inc.	Warrant	6,726
Gemphire Therapeutics, Inc.	Warrant	816,964
Kadmon Holdings, Inc.	Warrant	101,083
SCYNEXIS, Inc.	Warrant	199,984
SteadyMed Ltd.	Warrant	251,015

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

As of June 30, 2017, the Company’s investments consisted of senior secured loans, bonds, asset-backed securities, common stocks, preferred stock, a total return swap (“TRS”) and rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The Company values the TRS in accordance with the agreement (the “TRS Agreement”) with BNP Paribas (“BNP Paribas”) that establish the TRS. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by BNP Paribas. BNP Paribas bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Valuation Committee and the Board review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Valuation Committee or the Board have any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the TRS, see Note 7.

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market price, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values the Company may ultimately realize. Further, such investments may be subject to legal and other restrictions on resale or otherwise less liquid than publicly traded securities.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of June 30, 2017 and December 31, 2016:

	June 30, 2017
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$11,314,116	$4,258,125	$15,572,241
Utility	—	8,750	—	8,750
Asset-Backed Securities	—	1,812,056	303,887	2,115,943
Closed-End Mutual Funds	—	14,462	—	14,462
Corporate Bonds	—	32,298,900	—	32,298,900
Common Stocks	9,084,653	—	—	9,084,653
Preferred Stocks	—	2,838,816	—	2,838,816
Rights	—	69,065	—	69,065
Warrants	251,015	1,247,735	—	1,498,750

Total Assets	$9,335,668	$49,603,900	$4,562,012	$63,501,580

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(212,026)	$(212,026)

Total Liabilities	$—	$—	$(212,026)	$(212,026)

Total Investments Net of Swap Contracts	$9,335,668	$49,603,900	$4,349,986	$63,289,554

	December 31, 2016
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$3,499,746	$—	$3,499,746
Healthcare	—	19,044,836	4,005,000	23,049,836
Media/Telecommunications	—	4,087,500	—	4,087,500
Retail	—	3,193,499	—	3,193,499
Service	—	3,791,110	—	3,791,110
Technology	—	2,950,489	—	2,950,489
Utility	—	982,500	—	982,500
Asset–Backed Securities	—	2,338,592	275,625	2,614,217
Convertible Bonds	—	700,625	—	700,625
Corporate Bonds	—	28,113,471	—	28,113,471
Common Stock
Chemicals	—	—	73,665	73,665
Healthcare	1,353,380	—	—	1,353,380
Real Estate Investment Trust (REIT)	2,200,805	—	—	2,200,805
Utility	—	904,525	—	904,525
Rights	—	96,288	—	96,288
Warrants	—	655,089	23,851	678,940

Total Assets	$3,554,185	$70,358,270	$4,378,141	$78,290,596

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2017.

Investments:	Balance as of December 31, 2016	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases	(Sales and redemptions)	Balance as of June 30, 2017	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans Healthcare	$4,005,000	$—	$—	$4,326	$—	$248,799	$—	$—	$4,258,125	$248,799
Asset-Backed Securities Financials	275,625	—	—	—	—	28,262	—	—	303,887	28,262
Common Stocks Chemicals	73,665	—	(126,650)	—	—	52,985	—	—	—	—
Warrants Healthcare	23,851	—	(6,726)	—	—	(17,125)	—	—	—	—

Total	$4,378,141	$—	$(133,376)	$4,326	$—	$312,921	$—	$—	$4,562,012	$$277,061
Liabilities

Total Return Swaps	$—	$—	$—	$—	$—	$(212,026)	$—	$—	$(212,026)	$(212,026)

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

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the six months ended June 30, 2017, $6,726 was transferred from Level 3 to Level 2, $1,930,857 was transferred from Level 2 to Level 1, and $126,650 was transferred from Level 3 to Level 1. The Company uses end of period market value in the determination of the amount associated with any transfers between levels.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of June 30, 2017 and December 31, 2016:

Investment	Fair value at June 30, 2017(1)	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$4,258,125	Third Party Pricing Vendor	N/A	N/A
Asset-Backed Securities	303,887	Discounted Cash Flow	Discount Rate	20.85%

Total	$4,562,012

Total Return Swaps	$(212,026)	Third Party Pricing Vendor	N/A	N/A

(1)	Included within Level 3 Assets of $4,562,012 are financial instruments for which a sufficient level of current, reliable market quotations were not available. Please refer to Note 2, under Fair Value of Financial Instruments for additional detail on these instruments.

Investment	Fair value at December 31, 2016(1)	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$4,005,000	Third Party Pricing Vendor	N/A	N/A
Common Stocks	73,665	Third Party Pricing Vendor	N/A	N/A
Warrants	23,851	Black-Scholes Option Pricing	Volatility	90%
Asset-Backed Securities	275,625	Discounted Cash Flow	Discount Rate	20.85%

Total	$4,378,141

(1)	Included within Level 3 Assets of $4,378,141 are financial instruments for which a sufficient level of current, reliable market quotations were not available. Please refer to Note 2, under Fair Value of Financial Instruments for additional detail on these instruments.

The Company’s determinations of fair value may differ materially from the values that would have been used if a ready market for Company’s portfolio investments existed. The determination of fair value (and thus the amount of unrealized losses the Company may incur in any year) is, to a degree, subjective, because it is based on unobservable inputs and certain assumptions.

Derivative Transactions

The Company is subject to equity price risk, interest rate risk and foreign currency exchange rate risk in the normal course of pursuing its investment objective. The Company may invest without limitation in warrants and may also use derivatives, primarily swaps (including equity, variance and volatility swaps), options and futures contracts on securities, interest rates, commodities and/or currencies, as substitutes for direct investments the Company can make. The Company may also use derivatives such as swaps, options (including options on futures), futures, and foreign currency transactions (e.g., foreign currency swaps, futures and forwards) to any extent deemed by the Adviser to be in the best interest of the Company, and to the extent permitted by the 1940 Act, to hedge various investments for risk management and speculative purposes. For additional information on the TRS, please see Note 7.

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the six months ended June 30, 2017, the Company did not hold options.

The average quarterly volume of derivative activity for the six months ended June 30, 2016, is as follows:

	Average Units/ Contracts	Total Unrealized Appreciation/ (Depreciation)	Total Realized Gain (loss)	Ending Notional Amount
Purchased Options Contracts	1,600	$(192,242)	$33,969	(22,500,000)

Investment Transactions

Investment transactions are accounted for on trade date. Realized gains/(losses) on investments sold are recorded on the basis of specific identification method for both financial statement and U.S. federal income tax purposes. Payable for investments purchased and receivable for investments sold on the Statements of Assets and Liabilities, if any, represents the cost of purchases and proceeds from sales of investment securities, respectively, for trades that have been executed but not yet settled. “Due from Broker”, if any, represents certain receivables from counterparties related to principal paydowns, among other things.

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

Organization and Offering Costs

Organization costs are paid by the Adviser and include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization. Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are also paid by the Adviser. As we raise proceeds, these organization and offering costs are expensed and become payable to the Adviser. Organization and offering costs are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Please refer to Note 4 for additional information on Organization and Offering Costs.

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the six months ended June 30, 2017 and June 30, 2016. Selling commissions and fees of $1,234,643 and $1,393,933 were paid for the six months ended June 30, 2017 and June 30, 2016, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted	2017	2016	2017	2016
Net increase (decrease) in net assets from operations	$2,359,902	$2,574,797	$4,873,164	$5,194,371
Weighted average common shares outstanding	8,377,895	4,177,309	7,942,362	3,615,508
Earnings (loss) per common share-basic and diluted	$0.28	$0.62	$0.61	$1.44

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update makes improvements to the requirements for accounting for equity investments and simplifying the impairment assessment of equity investments. For public entities this update will be effective for fiscal years beginning after December 15, 2017. For all other entities, this update will be effective for fiscal years beginning after December 31, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

In March 2016, the FASB issued Accounting Standards Update 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this update clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. For public entities this update will be effective for interim periods and fiscal years beginning after December 15, 2016. For all other entities, this update will be effective for fiscal years beginning after December 31, 2017, and for interim periods within fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. The amendments in this update address eight specific issues, where there has been diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Company is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on its financial statement presentation and disclosures.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require the statement of cash flows explain the change during the period in the total of cash, cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. In addition, Accounting Standards Update 2016-18 must be adopted at the same time as Accounting Standards Update 2016-15. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

In December 2016, the FASB issued Accounting Standards Update 2016-19, Technical Corrections and Improvements. The amendments in this update include an amendment to FASB ASC Topic 820, Fair Value Measurement and Disclosures to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. For public entities, this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

In March 2017, the FASB issued Accounting Standards Update 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this update shorten the amortization period for certain callable debt securities held at premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public entities this update will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s investments by industry classification at fair value at June 30, 2017:

	Fair value	Percentage
Assets
Healthcare	$46,625,835	73.4%
Real Estate Investment Trusts (REITs)	5,780,012	9.1%
Financials	4,035,405	6.4%
Telecommunication Services	2,256,818	3.6%
Utility	2,008,672	3.2%
Media/Telecommunications	1,999,800	3.1%
Energy	668,388	1.0%
Chemicals	126,650	0.2%

Total Assets	$63,501,580	100.0%

The following table shows the composition of the Company’s investments by industry classification at fair value at December 31, 2016:

	Fair value	Percentage
Assets
Healthcare	$48,076,536	61.5%
Energy	5,293,496	6.8%
Technology	5,120,935	6.5%
Retail	4,105,999	5.2%
Media/Telecommunications	4,087,500	5.2%
Service	3,791,110	4.8%
Financials	2,614,217	3.3%
Real Estate Investment Trusts (REITs)	2,200,805	2.8%
Utility	1,983,313	2.6%
Telecommunication Services	943,020	1.2%
Chemicals	73,665	0.1%

Total assets	$78,290,596	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of June 30, 2017:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans—First Lien	$11,284,823	$11,314,116	17.8%
Senior Secured Loans—Second Lien	4,422,134	4,258,125	6.7%
Senior Secured Loans—Escrow Loan	87,816	8,750	0.0%
Asset-Backed Securities	2,099,726	2,115,943	3.3%
Closed-End Mutual Funds	14,154	14,462	0.0%
Corporate Bonds	32,595,065	32,298,900	50.9%
Common Stocks	8,700,219	9,084,653	14.3%
Preferred Stocks	2,796,274	2,838,816	4.5%
Rights	154,404	69,065	0.1%
Warrants	—	1,498,750	2.4%

Total Assets	$62,154,615	$63,501,580	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of December 31, 2016:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans—First Lien	$27,394,540	$28,864,108	36.9%
Senior Secured Loans—Second Lien	12,790,248	12,673,072	16.2%
Senior Secured Loans—Escrow Loan	87,816	17,500	0.0%
Asset-Backed Securities	2,576,709	2,614,217	3.3%
Convertible Bonds	569,431	700,625	0.9%
Corporate Bonds	28,847,813	28,113,471	35.9%
Common Stocks	6,170,708	4,532,375	5.8%
Rights	154,404	96,288	0.1%
Warrants	—	678,940	0.9%

Total assets	$78,591,669	$78,290,596	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s investments as of June 30, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $25,903,326 and $25,691,300, respectively, as of June 30, 2017. The TRS was not in place as of December 31, 2016.

	Amortized Cost	Fair Value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans—First Lien	$29,372,048	$29,250,096	32.7%
Senior Secured Loans—Second Lien	12,238,235	12,013,445	13.5%
Senior Secured Loans—Escrow Loan	87,816	8,750	0.0%
Asset-Backed Securities	2,099,726	2,115,943	2.4%
Closed-End Mutual Funds	14,154	14,462	0.0%
Corporate Bonds	32,595,065	32,298,900	36.2%
Common Stocks	8,700,219	9,084,653	10.2%
Preferred Stocks	2,796,274	2,838,816	3.2%
Rights	154,404	69,065	0.1%
Warrants	—	1,498,750	1.7%

Total Assets	$88,057,941	$89,192,880	100.0%

The following table shows the composition of the Company’s investments by geographic classification at June 30, 2017:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$2,115,943	3.3%
Luxembourg(1)	2,256,818	3.6%
United States	59,128,819	93.1%

Total Assets	$63,501,580	100.0%

(1)	Investment denominated in USD

The following table shows the composition of the Company’s investments by geographic classification at December 31, 2016:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$2,123,342	2.7%
Luxembourg(1)	2,950,489	3.8%
United States	73,216,765	93.5%

Total assets	$78,290,596	100.0%

(1)	Investment denominated in USD

Note 4 — Related Party Transactions and Arrangements

Investment Advisory Fee

Payments for investment advisory services under the Company’s investment advisory agreement (the “Investment Advisory Agreement”) and administrative services agreement (the “Administration Agreement”) are equal to (a) a base management fee calculated at an annual rate of 2.0% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and (b) an incentive fee based on the Company’s performance. Effective June 5, 2017, the Investment Advisory Agreement and the Administration Agreement were amended to exclude cash and cash equivalents from the calculation of gross assets for the purpose of calculating advisory and administration fees.

For the three and six months ended June 30, 2017, the Company incurred investment advisory fees payable to the Adviser of $389,733 and $801,058, respectively, which were voluntarily waived. For the three and six months ended June 30, 2016, the Company incurred investment advisory fees payable to the Adviser of $262,267 and $433,620, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets.

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

For the three and six months ended June 30, 2017, the Company incurred $108,655 and $204,440 of incentive fees on capital gains, respectively, all of which was voluntarily waived. For the three and six months ended June 30, 2016, the Company incurred no incentive fees.

Administration Fee

Pursuant to the Administration Agreement with the Adviser, the Company also reimburses the Adviser for expenses necessary for its performance of services related to the Company’s administration and operations. The amount of the reimbursement will be the lesser of (1) the Company’s allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under the Administration Agreement and (2) 0.40% of the Company’s average gross assets, (excluding cash and cash equivalents). The Adviser is required to allocate the cost of such services to the Company based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. The Board assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board will compare the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

For the three and six months ended June 30, 2017, the Company incurred administration fees payable to the Adviser of $77,947 and $160,212, respectively, which were voluntarily waived. For the three and six months ended June 30, 2016, the Company incurred administration fees payable to the Adviser of $52,454 and $86,722, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to advisory and administrator fees are shown below.

Period ended	Advisory fees waived and subject to recoupment(1)	Administration fees waived and subject to recoupment(1)	Recoupment eligibility expiration
June 30, 2017	$389,733	$77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	September 30, 2019
June 30, 2016	74,421	14,884	June 30, 2019

Total	$1,565,304	$313,061

(1)	The Advisor has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Adviser balance on the Statements of Assets and Liabilities. The amounts shown have been reduced by this waiver.

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. For the three and six months ended June 30, 2017 and for the three and six months ended June 30, 2016, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and six months ended June 30, 2017, the Adviser incurred offering costs of $433,665 and $730,626, respectively, on our behalf. For the three and six months ended June 30, 2016, the Adviser incurred offering costs of $224,596 and $456,367, respectively, on our behalf. For the three and six months ended June 30, 2017, the Company capitalized $80,432 and $172,248 of offering costs, respectively. For the three and six months ended June 30, 2016, the Company capitalized $138,792 and $199,949 of offering costs, respectively. Of the capitalized offering costs, $107,047 and $216,776 were amortized to expense during the three and six months ended June 30, 2017, respectively. Of the capitalized offering costs, $33,414 and $39,248 were amortized to expense during the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and June 30, 2016, $184,027 and $160,701 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of $4,864,867 of organization and offering costs exceeds 1% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $4,013,754 of these costs.

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

For the three and six months ended June 30, 2017, the Company recorded an expense relating to director fees of $3,736 and $6,603, respectively. For the three and six months ended June 30, 2016, the Company recorded an expense relating to director fees of $3,614 and $4,461, respectively, which represents the allocation of the director fees to the Company. As of June 30, 2017, there was $0 of expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of June 30, 2017 are $2,164,085. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of June 30, 2017 and March 31, 2017, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
June 30, 2017	$631,906	$433,428	$198,478	$50,913	June 30, 2020
March 31, 2017	329,791	182,226	147,565	147,565	March 31, 2020

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2014	$463,303	$56,948	$406,355	$321,713	December 31, 2017
September 30, 2014	98,723	14,081	84,642	84,642	September 30, 2017

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

Net Increase from Amounts Committed by Affiliates

For the six months ended June 30, 2017 and June 30, 2016, the Adviser committed $0 and $872,000, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of June 30, 2017 would have been lower. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of June 30, 2017, there were no amounts owed from the Adviser to the Company. On May 11, 2017, the Adviser paid in full the outstanding balance of $4,177,196 payable to the Company as of March 31, 2017, together with interest of $56,480. As of December 31, 2016, the Receivable from Adviser balance shown on the Statements of Assets and Liabilities was made up of the amounts shown in the table below.

Description	December 31, 2016
Amounts committed by affiliates	$2,275,000
Fees waived under the Expense Limitation Agreement	1,965,606
Organization and offering costs paid directly by the Company, to be reimbursed by Adviser	405,913
Commissions paid in excess of maximum, reimbursed by Adviser	128,793
Payable to Adviser for reimbursement of organization and offering costs	(678,865)

Totals	$4,096,447

As of June 30, 2017, the Company owed $14,042 to the Adviser.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the six months ended June 30, 2017 and the six months ended June 30, 2016, the Company did not incur any interest or penalties. Furthermore, the company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

Note 6 — Share Repurchase Program

On a quarterly basis, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of the Independent Directors of the Board, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and the 1940 Act. In months in which the Company repurchases shares of common stock, it will conduct repurchases on the same date that it holds its first weekly closing for the sale of shares of common stock in its public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

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

The Company conducted its quarterly tender offer from June 5, 2017, until expiration of June 30, 2017 at 5:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, 23,441 shares of the Company were tendered for repurchase, constituting approximately 0.27% of the Company’s outstanding shares.

For the six months ended June 30, 2017, the Company did not repurchase any shares as part of its death and disability repurchase program. For the six months ended June 30, 2016, the Company repurchased 3,232 shares of its outstanding common stock as part of the quarterly repurchase program, and repurchased 592 shares as part of its death and disability repurchase program.

Note 7 — Financing Arrangements

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

On January 3, 2017, the Company entered into an amendment to the Credit Facility to extend the final maturity date to March 20, 2017. The Credit Facility was fully paid down on February 24, 2017 and expired on March 20, 2017.

For the three and six months ended June 30, 2017 and June 30, 2016, the components of total interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$—	$21,341	$42,325	$29,248
Commitment fees	—	12,444	8,054	26,720
Amortization of financing costs	—	—	—	—

Total interest expense	$—	$33,785	$50,379	$55,968

Average daily amount outstanding	—	5,308,791	4,387,845	3,639,011
Weighted average interest rate	—	1.62%	1.95%	1.62%

The Company was required to maintain 300% asset coverage with respect to amounts outstanding under the Credit Facility. Asset coverage was calculated by subtracting the Company’s total liabilities, not including any amount representing bank loans and senior securities, from the Company’s total assets and dividing the result by the principal amount of the borrowings outstanding.

BNP Paribas Total Return Swap

On June 13, 2017, the Company, entered into the TRS with BNP Paribas over one or more loans, with a maximum aggregate notional amount of the portfolio debt securities subject to the TRS of $40 million. The agreements between the Company and BNP Paribas, which collectively establish the TRS, are referred to herein as the “TRS Agreement.”

A TRS is a contract in which one party agrees to make payments to another party based on the increase, if any, in the market value of the asset(s) underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, and the other party agrees to make payments to the first party based on the decrease, if any, in the market value of such underlying assets plus periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to an underlying asset without owning or taking physical custody of the underlying asset. A TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

Each individual security subject to the TRS, and the portfolio of securities taken as a whole, must meet certain criteria described in the TRS Agreement, including a requirement that the securities underlying the TRS be rated by either Moody’s or S&P, and, if rated by Moody’s, have a rating of at least Caa3 and, if rated by S&P, have a rating of at least CCC-. Under the terms of the TRS, BNP Paribas determines whether there has been a failure to satisfy the portfolio criteria in the TRS but may, in its sole discretion, permit assets that do not meet the minimum portfolio criteria set forth in the TRS. If BNP Paribas determines that an asset has failed to meet the minimum portfolio criteria, BNP Paribas may exercise certain rights, including increasing the amount of collateral the Company is required to provide to it or terminating all or part of the TRS, subject to certain conditions. The Company receives from BNP Paribas interest and fees payable to holders of the securities included in the portfolio. The Company pays interest to BNP Paribas generally based on a percentage of the notional amount of the securities subject to the TRS. In addition, upon the termination or repayment of any security subject to the TRS, the Company will either receive from BNP Paribas the appreciation in the value of such security or pay to BNP Paribas any depreciation in the value of such security.

Under the terms of the TRS, the Company or BNP Paribas may be required to post additional collateral, on a dollar-for-dollar basis, in certain circumstances, including in the event of depreciation or appreciation in the value of the underlying loans. The limit on the additional collateral that the Company may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by the Company. The amount of collateral required to be posted is determined primarily on the basis of the aggregate value of the underlying securities.

The Company may terminate the TRS at any time more than one month prior to the TRS’s scheduled termination date upon providing no less than 30 days’ prior notice to BNP Paribas. Any termination prior to December 10, 2017 will result in payment of an early termination fee to BNP Paribas that is generally based on the net present value of the underutilization fee through the scheduled TRS termination date.

Included among the customary events of default and termination events in the TRS Agreement are: bankruptcy or insolvency of a party, failure to satisfy any obligations under the TRS (including payment of collateral), and misrepresentation. BNP Paribas also has the right to terminate the TRS in certain circumstances, including if the relevant loans fail to meet the agreed-upon criteria specified in the TRS Agreement or if certain credit events with respect to the “reference entity” specified with respect to a security occur, and the Company declines to provide additional collateral to BNP Paribas upon request.

Upon any termination of the TRS, the Company will be required to pay BNP Paribas the amount of any decline in the aggregate value of the securities subject to the TRS or, alternatively, will be entitled to receive the amount of any appreciation in the aggregate value of such securities. In the event that BNP Paribas chooses to exercise its termination rights, it is possible that the Company will owe more to BNP Paribas or, alternatively, will be entitled to receive less from BNP Paribas than the Company would have if it controlled the timing of such termination, due to the existence of adverse market conditions at the time of such termination.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by the Company under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each security underlying the TRS as a qualifying asset if such security is a loan and the obligor on such loan is an eligible portfolio company, and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

The following is a summary of the underlying loans subject to the TRS as of June 30, 2017:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$491,250	$480,000	$(11,250)
Avaya, Inc. (First Lien Term Loan)	Technology	L + 750	1.00%	1/24/2018	2,212,225	2,204,200	(8,025)
iHeartCommunications, Inc. (First Lien Loan)	Media/Telecommunications	L + 675	—	1/30/2019	4,112,500	4,068,750	(43,750)
Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L + 700	1.00%	8/31/2020	1,728,527	1,683,513	(45,014)
Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L + 712.5	1.25%	9/30/2020	478,368	442,881	(35,487)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	923,083	918,444	(4,639)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	5,246,549	5,401,255	154,706
Radnet, Inc. (Second Lien Term Loan)	Healthcare	L + 700	1.00%	3/25/2021	3,475,206	3,466,561	(8,645)
SkillSoft Corp. (First Lien Term Loan)	Technology	L + 475	1.00%	4/28/2021	1,867,441	1,845,442	(21,999)
SkillSoft Corp. (Second Lien Term Loan)	Technology	L + 825	1.00%	4/28/2022	1,259,895	1,229,898	(29,997)
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)	Retail	L + 875	1.00%	4/24/2020	2,441,614	2,289,938	(151,676)
Truck Hero, Inc. (Second Lien Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,666	1,660,416	(6,250)

					Total TRS Fair Value:		(212,026)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

As of June 30, 2017, the Company had posted $9,060,000 of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

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

The Company’s organization and offering costs together are limited to 1% of total proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of June 30, 2017, $4,013,754 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised. See Note 4 for a discussion of Related Party Transactions and Arrangements, including a description of amounts waived and subject to recoupment.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2017.

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

Total Return Swap Risk

The TRS with BNP Paribas enables us to obtain the economic benefit of owning the securities subject to the TRS without actually owning such securities, in return for making periodic interest-type payments to BNP Paribas plus an amount equal to the depreciation in value of the securities. The TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the securities underlying the TRS. In addition, we may incur certain costs in connection with the TRS, including an underutilization fee in the event that we utilize less than 80% of the amount of the TRS. Costs associated with the TRS could, in the aggregate, be significant. Because this arrangement is not an acquisition of the underlying securities, we have no right to enforce contractual provisions that stem from ownership in the securities and have no voting or other rights of ownership. In the event of insolvency of BNP Paribas, we expect that we would be treated as a general creditor of BNP Paribas and would have no claim of title with respect to the underlying securities.

A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In the case of the TRS with BNP Paribas, we are required to post collateral to secure our obligations to BNP Paribas under the TRS. BNP Paribas, however, is not required to collateralize any of its obligations to us under the TRS. We bear the risk of depreciation with respect to the value of the securities underlying the TRS and are required under the terms of the TRS to post additional collateral on a dollar-for-dollar basis in the event of depreciation in the value of the underlying securities after such value decreases below a specified amount. The amount of collateral required to be posted by us is determined primarily on the basis of the aggregate value of the underlying securities.

In addition, because a TRS is a form of leverage, such arrangements are subject to risks similar to those associated with the use of leverage.

Note 10 — Affiliated Investments

Under Section 2 (a) (3) of the Investment Company Act of 1940, as amended, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of June 30, 2017:

Affiliated investments	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2017	Dividend Income
NexPoint Credit Strategies Fund	$—	$14,154	$—	$308	$14,462	$153

Total Affiliated investments	$—	$14,154	$—	$308	$14,462	$153

As of June 30, 2016, the Company did not have any affiliated investments.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the six months ended June 30, 2017 and June 30, 2016 is as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2017 (Unaudited)	June 30, 2016 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$9.47	$8.02
Income from investment operations:
Net investment income(1)	0.48	0.32
Net realized and unrealized gain (loss)	0.15	0.94
Commitments by affiliates	—	0.24

Total from investment operations	0.63	1.50

Less distribution declared to common shareholders:
From net investment income	(0.36)	(0.29)
From net realized gains	—	(0.06)

Total distributions declared to common shareholders	(0.36)	(0.35)

Capital share transactions
Issuance of common stock(2)	0.01	0.03
Shares tendered(1)	0.00 (3)	0.00	(3)
Net asset value, end of period	$9.75	$9.20
Net asset value total return(4)(6)	6.79%	19.36	%(5)
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$85,379	$44,879
Shares outstanding, end of period	8,754,621	4,877,295
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(7)	5.53%	7.70%
Fees and expenses waived or reimbursed(7)	(3.59)%	(4.85)%
Net operating expenses(7)	1.94%	2.85%
Net investment income (loss) before fees waived or reimbursed(7)	6.53%	2.53%
Net investment income (loss) after fees waived or reimbursed(7)	10.12%	7.38%
Ratio of interest and credit facility expenses to average net assets	0.13%	0.35%
Ratio of incentive fees to average net assets(7)(8)	0.54%	—%
Portfolio turnover rate(6)	77%	57%
Asset coverage ratio	607%	861%

(1)	Per share data was calculated using weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(3)	Amount rounds to less than $0.005 per share.
(4)	Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Adviser not absorbed a portion of expenses, total returns would have been lower.
(5)	For the six months ended June 30, 2016, 2.32% of the fund’s total return consists of a voluntary reimbursement by the adviser for unrealized investment losses, and is included in Net realized and unrealized gain (loss). Excluding this item, total return would have been 17.04%.
(6)	Not annualized.
(7)	Annualized.
(8)	All incentive fees were waived for the six months ended June 30, 2017.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On June 2, 2017, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, paid on August 2, 2017, to the stockholders of record on July 3, 2017, July 10, 2017, July 17, 2017, July 24, 2017, and July 31, 2017.

On July 13, 2017, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, paid on August 30, 2017, to the stockholders of record on August 7, 2017, August 14, 2017, August 21, 2017, and August 28, 2017.

On July 26, 2017, the Company increased its public offering price from $10.65 per share to $10.77 per share. This increase in the public offering price is effective as of our July 26, 2017 closing and first applied to subscriptions received from July 19, 2017 through July 25, 2017.

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

Public Offering

We are offering on a continuous basis up to $1.6 billion of our common stock, inclusive of shares already sold, based on an offering price of $10.65 as of June 30, 2017, and a par value of $0.001 per share, pursuant to a registration statement on Form N-2 filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act. The SEC declared our registration statement effective on May 12, 2017, as supplemented. We are also authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. However, we currently do not anticipate issuing any preferred stock.

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate through June 30, 2017 we have issued 2,079,274 shares to the Adviser, including reinvestment of dividends, for net proceeds of approximately $19.1 million and we have issued net 6,675,347 shares, including reinvestment of dividends, to unaffiliated investors for net proceeds of approximately $64.2 million.

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

Expenses

We expect that our primary operating expenses will include the payment of fees to the Adviser under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. However, at this time our Adviser is waiving most fees, subject to possible recoupment for expenses pertaining to periods from and after June 10, 2016. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of June 30, 2017 are $2,164,085. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2017 quarterly fee waivers and expense reimbursements due from the Adviser as of June 30, 2017 and March 31, 2017, which are subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Limitation	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
June 30, 2017	$631,906	$433,428	$198,478	$50,913	June 30, 2020
March 31, 2017	329,791	182,226	147,565	147,565	March 31, 2020

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2014	$463,303	$56,948	$406,355	$321,713	December 31, 2017
September 30, 2014	98,723	14,081	84,642	84,642	September 30, 2017

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2018 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and six months ended June 30, 2017 and June 30, 2016.

During the six months ended June 30, 2017, we made long investments in portfolio companies and other investments totaling $53,354,643. During the same period, we generated proceeds from sales and principal repayments on long investments of $70,741,286. As of June 30, 2017, our investment portfolio, with a total fair value of $63,501,580, consisted of 40 interests in portfolio companies (calculated as a percentage of total investments: 17.8% in first lien senior secured loans, 6.7% in second lien senior secured loans, 0.0% in escrow loans, 50.9% in corporate bonds, 3.3% in asset-backed securities, 0.0% in closed-end mutual funds, 2.4% in warrants, 14.3% in common stock, 4.5% in preferred stock, and 0.1% in rights). As of June 30, 2017, including investments underlying the TRS on a look-through basis, the investments in our portfolio were purchased at a weighted average price of 86.07% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.41% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following table’s present selected information regarding our portfolio investment activity for the three and six months ended June 30, 2017 and June 30, 2016:

Net Investment Activity	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Purchases	$35,830,539	$53,354,643
Proceeds from Securities Sold Short	—	—
Purchases of Securities Sold Short	—	—
Sales and Principal Repayments	(36,746,473)	(70,741,286)

Net Portfolio Activity	$(915,934)	$(17,386,643)

Net Investment Activity	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Purchases	$37,001,832	$52,829,092
Proceeds from Securities Sold Short	(597,365)	(762,819)
Purchases of Securities Sold Short	368,925	368,925
Sales and Principal Repayments	(11,435,694)	(19,873,074)

Net Portfolio Activity	$25,337,698	$32,562,124

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$13,307,924	37.2%	$15,426,524	28.9%
Senior Secured Loans—Second Lien	1,641,667	4.6%	1,641,667	3.1%
Corporate Bonds – Senior Unsecured	16,206,456	45.2%	25,434,226	47.7%
Closed-End Mutual Funds	14,154	0.0%	14,154	0.0%
Preferred Stock	2,796,274	7.8%	2,796,274	5.2%
Equities	1,864,064	5.2%	8,041,798	15.1%

Total Investments	$35,830,539	100.0%	$53,354,643	100.0%

	For the Three Months Ended June 30, 2016		For the Six months ended June 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans — First Lien	$11,485,197	31.1%	$18,398,607	34.8%
Senior Secured Loans — Second Lien	762,000	2.1%	762,000	1.4%
Corporate Bonds — Senior Unsecured	8,596,965	23.2%	14,200,715	26.9%
Convertible Bonds — Senior Unsecured	—	0.0%	560,000	1.1%
Foreign Sovereign Bonds — Senior Unsecured	9,979,638	27.0%	9,979,639	18.9%
Asset-Backed Securities	2,460,000	6.6%	2,460,000	4.7%
Purchased Put Options	—	0.0%	—	0.0%
Purchased Call Options	268,273	0.7%	268,273	0.5%
Equities (1)	3,449,759	9.3%	6,199,858	11.7%

Total Investments	$37,001,832	100.0%	$52,829,092	100.0%

(1)	In addition to the purchase amount shown here, the Company also sold short for proceeds of $597,365 during the three months ended June 30, 2016 and $762,819 during the six months ended June 30, 2016. The Company did not execute any short sales during the three and six months ended June 30, 2017.

The following table summarizes the amortized cost and the fair value of the Company’s investments as of June 30, 2017:

	June 30, 2017
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$11,284,823	$11,314,116	17.8%
Senior Secured Loans — Second Lien	4,422,134	4,258,125	6.7%
Senior Secured Loans — Escrow Loan	87,816	8,750	0.0%
Asset-Backed Securities	2,099,726	2,115,943	3.3%
Closed-End Mutual Funds	14,154	14,462	0.0%
Corporate Bonds	32,595,065	32,298,900	50.9%
Common Stocks	8,700,219	9,084,653	14.3%
Preferred Stock	2,796,274	2,838,816	4.5%
Rights	154,404	69,065	0.1%
Warrants	—	1,498,750	2.4%

Total Investments	$62,154,615	$63,501,580	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the amortized cost and the fair value of the Company’s investments as of June 30, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. The investments underlying the TRS had a notional amount and market value of $25,903,326 and $25,691,300, respectively, as of June 30, 2017. The TRS was not in place as of December 31, 2016.

	June 30, 2017
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$29,372,048	$29,250,096	32.7%
Senior Secured Loans — Second Lien	12,238,235	12,013,445	13.5%
Senior Secured Loans — Escrow Loan	87,816	8,750	0.0%
Asset-Backed Securities	2,099,726	2,115,943	2.4%
Corporate Bonds	32,595,065	32,298,900	36.2%
Closed-End Mutual Funds	14,154	14,462	0.0%
Common Stocks	8,700,219	9,084,653	10.2%
Preferred Stock	2,796,274	2,838,816	3.2%
Rights	154,404	69,065	0.1%
Warrants	—	1,498,750	1.7%

Total Investments	$88,057,941	$89,192,880	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2016:

	December 31, 2016
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$27,394,540	$28,864,108	36.9%
Senior Secured Loans — Second Lien	12,790,248	12,673,072	16.2%
Senior Secured Loans — Escrow Loan	87,816	17,500	0.0%
Asset-Backed Securities	2,576,709	2,614,217	3.3%
Convertible Bonds	569,431	700,625	0.9%
Corporate Bonds	28,847,813	28,113,471	35.9%
Common Stocks	6,170,708	4,532,375	5.8%
Rights	154,404	96,288	0.1%
Warrants	—	678,940	0.9%

Total Investments	$78,591,669	$78,290,596	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Number of Investments	40		42
% Variable Rate (based on fair value)	27%		53%
% Non-Income Producing Equity or Other Investments (based on fair value)	8%		3%
Weighted Average Purchase Price of Investments (as a % of par or stated value)	86.07%		87.40%
Weighted Average Credit Rating of Investments that were Rated	Caa1		Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0	%(1)	0	%(1)

(1)	Represents less than 0.5%.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	$2,008,672	3.2%	$3,639,776	4.7%
Broadly Syndicated – Public	$9,274,800	14.6%	8,548,645	10.9%
Middle-Market	$50,102,165	78.9%	63,487,958	81.1%
Other	$2,115,943	3.3%	2,614,217	3.3%

Total	$63,501,580	100.0%	$78,290,596	100.0%

Broadly, syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$126,650	0.2%	$73,665	0.1%
Energy	668,388	1.0%	5,293,496	6.8%
Financials	4,035,405	6.4%	2,614,217	3.3%
Healthcare	46,625,835	73.4%	48,076,536	61.5%
Media/Telecommunications	1,999,800	3.1%	4,087,500	5.2%
Real Estate Investment Trusts (REITs)	5,780,012	9.1%	2,200,805	2.8%
Retail	—	—	4,105,999	5.2%
Service	—	—	3,791,110	4.8%
Technology	—	—	5,120,935	6.5%
Telecommunication Services	2,256,818	3.6%	943,020	1.2%
Utility	2,008,672	3.2%	1,983,313	2.6%

Total Assets	$63,501,580	100.0%	$78,290,596	100.0%

As of June 30, 2017, we did not “control” and were not an “affiliated person,” each as defined in the 1940 Act, of any of our portfolio companies. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

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

Our primary holdings currently include senior secured first and second lien bank loans and bonds as well as total return swaps. Bank loans typically accrue interest at variable rates determined by reference to a base lending rate, such as LIBOR. The base rate typically resets every three months, such that bank loans have a very short duration of 90 days on average and typically have maturities of 3 to 5 years. Corporate notes and bonds typically accrue a fixed rate of interest with maturities of 5 to 7 years.

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

Summary Description of Top Portfolio Companies/Investments

As of June 30, 2017 and December 31, 2016, 77% and 65% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of June 30, 2017 and December 31, 2016, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $8.8 million and $11.3 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

U.S. Renal Care: As of June 30, 2017 and December 31, 2016, we held senior secured loans in US Renal Care, Inc. (“U.S. Renal Care”) having an aggregate fair value of $8.1 million and $4.0 million, respectively. U.S. Renal Care develops, acquires, and operates a network of outpatient, home, and specialty dialysis centers for serving patients suffering from chronic kidney failures in the United States. The company provides in-center and at-home hemodialysis and peritoneal dialysis services for end stage renal diseases. It operates outpatient, home, and specialty dialysis programs. The company also manages various acute setting dialysis programs in conjunction with local community hospitals. It also serves families, caregivers and physicians. U.S. Renal Care was founded in 2000 and is based in Plano, Texas. Upon completing an acquisition of DSI Renal in January 2016, U.S. Renal Care became third-largest provider of dialysis services in the United States, with approximately 300 outpatient dialysis facilities across 34 states/territories.

Radnet Inc: As of June 30, 2017 and December 31, 2016, we held second lien senior secured loans in Radnet Inc. (“Radnet”) with an aggregate fair value of $3.5 million and $5.4 million, respectively. Radnet provides outpatient diagnostic imaging services in the United States. It offers various imaging services, including magnetic resonance imaging, computed tomography, positron emission tomography, nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy, and other related procedures, as well as multi-modality imaging services. The company also develops and sells computerized systems for the imaging industry, including picture archiving communications systems, and provides teleradiology services for remote interpretation of images on behalf of radiology groups, hospitals, and imaging center customers. As of May 10, 2017, it owned and/or operated 303 outpatient-imaging centers located in California, Maryland, Delaware, New Jersey, New York, and Rhode Island. The company was founded in 1981 and is headquartered in Los Angeles, California.

Valeant Pharmaceuticals International, Inc.: As of June 30, 2017 and December 31, 2016, we held senior secured loans and corporate bonds of Valeant Pharmaceuticals, Inc. (“Valeant”) having an aggregate fair value of $11.7 million and $3.4 million, respectively. Valeant is a multinational, specialty pharmaceutical and medical device company that develops, manufacturers, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter products, and medical devices, which are marketed directly or indirectly in over 100 countries. The company’s broad portfolio of over 1,800 products is primarily focused in the areas of dermatology, gastrointestinal disorders, eye health (including Bausch + Lomb), neurology and branded generics. Valeant is headquartered in Laval, Quebec.

Quorum Health Corp.: As of June 30, 2017 and December 31, 2016, we held first lien senior secured loans and corporate bonds of Quorum Health Corp. (“Quorum”) having an aggregate fair value of $11.1 million and $11.7 million, respectively. Quorum Health Corporation is a leading provider of hospital and outpatient healthcare services focused on facility-based acute care in rural and mid-sized markets. As of July 11, 2017, the company owned or leased 34 hospitals located across 16 states with an aggregate of approximately 3,200 licensed beds. Approximately 84% of the company’s hospitals are sole providers in their local markets. Quorum also provides hospital management advisory and healthcare consulting services through its wholly-owned subsidiary, Quorum Health Resources. Quorum was formed through a spin-off of select assets from Community Health Systems Inc. completed in April 2016. The company is headquartered in Nashville, TN.

Endo Finance, LLC / Endo Finco Inc.: As of June 30, 2017, we held corporate bonds of Endo Finance, LLC (“Endo”) with an aggregate fair value of $3.4 million and we did not hold any as of December 31, 2016. Endo is a generics and specialty branded pharmaceutical company, with a portfolio of over 250 prescription product families focused in the areas of pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others. The company’s portfolio includes products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids, injectables, liquids, nasal sprays, ophthalmics and transdermal patches. Endo has global headquarters in Dublin, Ireland, and U.S. headquarters in Malvern, PA.

Opportunistic Investments

The Adviser makes opportunistic investments when it believes it has a differentiated view on an investment, has sourced a unique opportunity, or an investment has the potential for, in the Adviser’s opinion, an outsized return for the risk assumed. We will typically limit opportunistic investments to 20% or less of the portfolio, although we may invest more from time to time. The objective of opportunistic investments is primarily to generate capital appreciation, however, some opportunities may produce income as well.

iHeart Communications, Inc.: As of June 30, 2017 and December 31, 2016 we held first lien senior secured loans and bonds of iHeart Communications, Inc. (“iHeart”) having an aggregate fair value of $6.1 million and $4.1 million, respectively. iHeart is the largest broadcast radio and events business in the United States, and owns 90% of Clear Channel Outdoor, one of the world’s largest outdoor advertising companies. The company owns and operates approximately 850 broadcast radio stations in the United States and almost 1 million outdoor advertising displays in 45 countries. iHeartMedia also operates the iHeartRadio streaming app with 96 million registered users.

Vistra Energy: As of June 30, 2017 and December 31, 2016, we held common stock and rights shares of Vistra Energy (OTC:VSTE) (“Vistra Energy”) having an aggregate fair value of $2.0 million and $1.0 million, respectively. Vistra Energy is the largest electric power generator and retail electric provider in Texas, with other 16 GW of generation capacity and over 1.7 million retail customers. Vistra Energy was formerly named Texas Competitive Electric Holdings. The company emerged from bankruptcy on October 3, 2016. Upon emergence from bankruptcy, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity is now listed on the New York Stock Exchange.

Results of Operations for the three and six months ended June 30, 2017 and June 30, 2016

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

Expenses

For the three and six months ended June 30, 2017, respectively, we had total net operating expenses of $360,460 or $0.04 per share and $739,932 or $0.09 per share. Our total net operating expenses were $318,355 or $0.08 per share and $450,815 or $0.12 per share, for the three and six months ended June 30, 2016, respectively. Base management fees attributed to the Adviser of $389,733 and $801,058 for the three and six months ended June 30, 2017, respectively, which were voluntarily waived for both periods. Our operating expenses include base management fees attributed to the Adviser of $262,267 and $433,620 for the three and six months ended June 30, 2016, respectively, which were voluntarily waived for both periods. Our expenses include administrative services expenses attributed to the Adviser of $77,947 and $160,212 for the three and six months ended June 30, 2017, respectively, which were voluntarily waived for both periods. Administrative services expenses attributed to the Adviser of $52,454 and $86,722, respectively for the three and six months ended June 30, 2016, respectively, which were voluntarily waived for both periods. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment (1)	Administrator fees Waived and Subject to Recoupment (1)	Recoupment Eligibility Expiration
June 30, 2017	$389,733	$77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	September 30, 2019
June 30, 2016	74,421	14,884	June 30, 2019

Total	$1,565,304	$313,061

(1)	The Advisor has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Advisor balance on the Statement of Assets and Liabilities.

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Our other expenses subject to the Expense Limitation Agreement for three and six months ended June 30, 2017 were $302,115 and $631,906, respectively, and consisted of the following:

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Audit and tax fees	$51,858	$103,145
Legal fees	19,620	80,524
Custodian and accounting service fees	77,408	154,294
Reports to stockholders	48,208	95,887
Stock transfer fee	89,461	169,372
Directors’ fees	3,736	6,603
Other expenses	11,824	22,081

Total	$302,115	$631,906

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

Net Investment Income

We earned net investment income of $1,816,628 or $0.22 per share, and $624,400, or 0.15 per share, for the three months ended June 30, 2017 and June 30, 2016, respectively. We earned net investment income of $3,850,962 or $0.48 per share, and $1,167,373, or 0.32 per share for the six months ended June 30, 2017 and June 30, 2016, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $36,746,473 and $11,435,694 during the three months ended June 30, 2017 and June 30, 2016, respectively, from which we realized a net gains/(losses) of $(1,260,435) and $1,041,541, respectively. We had sales or principal repayments of $70,741,286 and $19,873,074 during the six months ended June 30, 2017 and June 30, 2016, respectively, from which we realized a net gains/(losses) of $(413,810) and $501,717, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended June 30, 2017 and June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $2,015,735 or $0.24 per share, and $908,856 or $0.22 per share, respectively. For the six months ended June 30, 2017 and June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $1,648,038 or $0.21 per share, and $2,653,281 or $0.73 per share, respectively. The net change in unrealized appreciation (depreciation) on the TRS was $(212,026) and $(212,026) for the three and six months ended June 30, 2017. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2017 and June 30, 2016 was primarily driven by the performance of the Gemphire Therapeutics warrants and the performance of the Ortho-Clinical Diagnostics Holdings Bond, respectively.

Net Increase from Payment from Affiliates

For the three months ended June 30, 2017 and June 30, 2016, the Adviser committed $0 and $0, respectively to the Company to voluntarily reimburse the Company for unrealized losses sustained. For the six months ended June 30, 2017 and June 30, 2016, the Adviser committed $0 and $872,000, respectively to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the NAV as of June 30, 2017 would have been lower. These commitments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2017 and June 30, 2016, the net increase/(decrease) in net assets resulting from operations was $4,873,164 or $0.61 per share, and $5,194,371, or $1.44 per share, respectively.

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Income	$4,590,894	$1,618,188
Net expenses	(739,932)	(450,815)
Net realized gain/(loss)	(413,810)	501,717
Net unrealized appreciation (depreciation)	1,436,012	2,653,281
Net increase from amounts committed by affiliates	—	872,000

Total	$4,873,164	$5,194,371

For the three months ended June 30, 2017 and June 30, 2016, the net increase/(decrease) in net assets resulting from operations was $2,359,902 or $0.28 per share, and $2,574,797, or $0.62 per share, respectively.

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Income	$2,177,088	$942,755
Net expenses	(360,460)	(318,355)
Net realized gain/(loss)	(1,260,435)	1,041,541
Net unrealized appreciation (depreciation)	1,803,709	908,856
Net increase from amounts committed by affiliates	—	—

Total	$2,359,902	$2,574,797

Financial Condition, Liquidity and Capital Resources

As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $3,095,275 and $3,948,113, respectively. As of June 30, 2017 and December 31, 2016, $373,627 and $3,913,546 was held in the State Street U.S. Government Money Market Fund, and $2,721,648 and $34,567 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate through June 30, 2017 we have issued 2,079,274 shares to the Adviser, including reinvestment of dividends, for net proceeds of approximately $19.1 million and we have issued net 6,675,347 shares, including reinvestment of dividends, to unaffiliated investors for net proceeds of approximately $64.2 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $1,234,643 and $1,393,933 for the six months ended June 30, 2017 and June 30, 2016, and were offset against capital in excess of par value on the financial statements.

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

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. On January 6, 2015, we entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”) as lender and agent. Under the Credit Facility, State Street had agreed to extend credit to us, in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on our total outstanding debt. Loans under the Credit Facility bore interest (at our election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum. Interest was payable monthly in arrears. On January 5, 2016, the Company amended the Credit Facility with State Street and extended the maturity to January 3, 2017. The amendment to the Credit Facility did not contain any other material changes to the original agreement which was entered into on January 6, 2015 other than increasing the commitment fee from 0.15% to 0.25% per annum on the daily unutilized portion of the $25 million program amount. On January 3, 2017, the Company amended the Credit Facility with State Street and extended the maturity to March 20, 2017. The Credit Facility was fully paid down on February 24, 2017 and expired on March 20, 2017.

As of June 30, 2017 and December 31, 2016, $0 and $11,200,000, respectively, were outstanding under the Credit Facility. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of June 30, 2017, all such financing costs have been amortized to interest expense.

For the three and six months ended June 30, 2017 and June 30, 2016 the components of total interest expense were as follows:

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Direct interest expense	$—	$42,325
Commitment fees	—	8,054
Amortization of financing costs	—	—

Total	$—	$50,379

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Direct interest expense	$21,341	$29,248
Commitment fees	12,444	26,720
Amortization of financing costs	—	—

Total	$33,785	$55,968

On June 13, 2017, the Company, entered into the TRS with BNP Paribas over one or more loans, with a maximum aggregate notional amount of the portfolio debt securities subject to the TRS of $40 million.

As of June 30, 2017, the TRS had a notional amount of $25,903,326 and a market value of $25,691,300. Cash collateral of $9,060,000 was posted against the TRS. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2017 and December 31, 2016, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended June 30, 2017 and June 30, 2016, the Company accrued $108,655 and $0 of incentive fees on capital gains, respectively, all of which was voluntarily waived. For the six months ended June 30, 2017 and June 30, 2016, the Company accrued $204,440 and $0 of incentive fees on capital gains, respectively, all of which was voluntarily waived.

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

Our organization and offering costs together are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of June 30, 2017, $4,013,754 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the six months ended June 30, 2017 the Company did not distribute in excess of net investment income. For the three and six months ended June 30, 2016, the Company did not distribute in excess of net investment income.

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

For the six months ended June 30, 2017, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
6/28/2017	$0.0554	$481,256	$318,649
5/31/2017	0.0692	580,257	385,226
4/26/2017	0.0554	445,910	295,916
3/29/2017	0.0554	431,714	286,868
3/1/2017	0.0554	418,078	277,772
2/1/2017	0.0692	499,353	332,190

Total	$0.3600	$2,856,568	$1,896,621

[1]	For the current period, there were no dividends classified as a return of capital.

For the year ended December 31, 2016, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
12/31/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
10/30/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/31/2016	0.055	277,907	200,860
6/29/2016[2]	0.055	255,731	190,535
6/1/2016[3]	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,503

[1]	For the year ended December 31, 2016, there were no dividends classified as a return of capital.
[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
[3]	Beginning in May 2016, we began declaring dividends weekly.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate through June 30, 2017 we have issued 2,079,274 shares to the Adviser, including reinvestment of dividends, for proceeds of approximately $19.1 million.

•	Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the NAV as of June 30, 2017 would have been lower. These commitments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

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

In addition, we and the Adviser have each adopted a formal code of ethics that governs the conduct of our and the Adviser’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware General Corporations Law.

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

The portfolio will often include debt investments and equity investments that are fair valued. The portion of our portfolio that receives values from independent third parties are valued at their mid quotations obtained from unaffiliated market makers, other financial institutions that trade in similar investments or based on prices provided by independent third party pricing services. For investments where there are no available bid quotations, fair value is derived using proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, and other applicable factors for similar transactions.

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

As of June 30, 2017, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
Gemphire Therapeutics, Inc.	Warrant	$816,964
PAMCO CLO 1997-1A B	Asset-Backed	303,887
SteadyMed Ltd.	Warrant	251,015
SCYNEXIS, Inc.	Warrant	199,984
CareDx, Inc.	Warrant	122,978
Kadmon Holdings, Inc.	Warrant	101,083
Galena Biopharma, Inc.	Warrant	6,726

As of December 31, 2016, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
CareDx, Inc.	Warrant	$395,318
SCYNEXIS, Inc.	Warrant	259,771
PAMCO CLO 1997-1A B	Asset-Backed	275,625
Galena Biopharma, Inc.	Warrant	23,851

The Company values the TRS in accordance with the agreement (the “TRS Agreement”) with BNP Paribas (“BNP Paribas”) that establish the TRS. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by BNP Paribas. BNP Paribas bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Valuation Committee and the Board review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Valuation Committee or the Board have any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the TRS, see Note 7 to the financial statements included herein.

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and six months ended June 30, 2017 and June 30, 2016, the Adviser incurred and paid $0 of organization costs on our behalf. For the period from our inception to June 30, 2017, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and six months ended June 30, 2017, the Adviser incurred offering costs of $433,665 and $730,626, respectively, on our behalf. For the three and six months ended June 30, 2016, the Adviser incurred offering costs of $224,596 and $456,367, respectively, on our behalf. For the three and six months ended June 30, 2017, the Company capitalized $80,432 and $172,248 of offering costs, respectively. For the three and six months ended June 30, 2016, the Company capitalized $138,792 and $199,949 of offering costs, respectively. Of the capitalized offering costs, $107,047 and $216,776 were amortized to expense during the three and six months ended June 30, 2017, respectively. Of the capitalized offering costs, $33,414 and $39,248 were amortized to expense during the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and June 30, 2016, $184,027 and $160,701 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of $4,864,867 of organization and offering costs exceeds 1% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $4,013,754 of these costs.

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

Recent Accounting Pronouncements

Please refer to Note 2 to the financial statements included herein for discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of June 30, 2017, 27% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis.

Pursuant to the terms of the TRS we pay fees to BNP Paribas a rate equal to one-month LIBOR plus 2.00% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional market value amount of $40,000,000. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Assuming that the Statements of Assets and Liabilities as of June 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income (1)	(Increase) decrease in interest expense	Increase (decrease) in net investment income
Down 25 basis points	$(103,095)	$64,758	$(38,337)
Up 50 basis points	226,519	(129,517)	97,002
Up 100 basis points	453,187	(259,033)	194,154
Up 200 basis points	906,522	(518,067)	388,455
Up 300 basis points	1,359,857	(777,100)	582,757

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. As of June 30, 2017, 100% of the loans underlying the TRS paid variable interest rates.

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

Item 1A:	Risk Factors.

None.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 8 to the Company’s Prospectus dated June 30, 2017 (File No. 333-196096) filed on June 30, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: August 10, 2017
	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: August 10, 2017

	By:	/s/ Brian Mitts
	Name:	Brian Mitts
	Title:	Principal Financial Officer and Principal Accounting Officer