Form 10-Q
period 2017-09-30
NexPoint Capital, Inc.
filed 2017-11-09
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Large accelerated filer		Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company		Yes ☒ No	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2017, the Registrant had 9,296,862 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1. Financial Statements

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Unaffiliated investments, at fair value (cost of $69,389,697 and $78,591,669, respectively)	$69,960,861	$78,290,596
Affiliated investments, at fair value (cost of $14,154 and $0, respectively)(1)	15,305	—
Cash and cash equivalents	6,791,502	3,948,113
Due from counterparty(2)	13,120,000	—
Receivable for common stock sold	4,385	56,890
Dividends and interest receivable	1,495,388	829,876
Receivable from Adviser(3)	—	4,096,447
Prepaid expenses	127,294	23,241
Capitalized offering costs	133,722	228,555

Total assets	91,648,457	87,473,718

Liabilities
Credit facility payable(4)	—	11,200,000
Payable for investments purchased	1,990,205	8,536,248
Payable on total return swap(2)	719,171	—
Unrealized depreciation on total return swap(2)	633,427	—
Common stock repurchased	348,982	38,533
Payable to Adviser(3)	20,092	—
Interest expense and commitment fees payable	—	21,583
Accrued expenses and other liabilities	426,575	384,400

Total liabilities	4,138,452	20,180,764

Commitments and contingencies(5)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 9,156,755 and 7,102,226 shares issued and outstanding, respectively)	9,157	7,102
Paid-in capital in excess of par	81,939,104	61,925,016
Accumulated net realized gain	2,461,350	3,258,750
Undistributed net investment income	886,506	128,159
Net unrealized appreciation (depreciation) on investments and total return swaps (including net increase from amounts committed by affiliates of $2,275,000 and $2,275,000, respectively)	2,213,888	1,973,927

Total net assets	$87,510,005	$67,292,954

Net asset value per share of common stock	$9.56	$9.47

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of total return swaps.
(3)	See Note 4 for a discussion of related party transactions and arrangements.
(4)	See Note 7 for a discussion of credit facility.
(5)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income:
Interest	$1,429,935	$1,259,654	$5,831,372	$2,818,052
Dividend income from unaffiliated investments	140,991	124,376	322,131	184,166
Dividend income from affiliated investments(1)	398	—	551	—
Other fee income	173	—	8,337	—

Total investment income	1,571,497	1,384,030	6,162,391	3,002,218

Expenses:
Investment advisory fees(2)	305,288	363,595	1,106,346	797,215
Amortized offering costs	91,937	64,887	308,713	104,135
Stock transfer fee	136,158	62,989	305,530	200,123
Custodian and accounting service fees	79,982	47,140	234,276	148,357
Administration fees(2)	69,308	72,719	229,520	159,441
Audit and tax fees	58,382	38,540	161,527	157,025
Legal fees	46,772	67,623	127,296	205,324
Reports to stockholders	—	15,040	95,887	75,953
Other expenses	28,885	37,829	90,315	80,742
Interest expense and commitment fees(3)	—	50,269	50,379	106,237
Directors’ fees(2)	4,526	1,442	11,129	5,903
Capital gains incentive fees(2)	(315,928)	313,850	(111,488)	313,850

Total expenses	505,310	1,135,923	2,609,430	2,354,305
Expenses waived or reimbursed by the Adviser(2)	(311,621)	(782,827)	(1,675,809)	(1,550,394)

Net expenses	193,689	353,096	933,621	803,911

Net investment income	1,377,808	1,030,934	5,228,770	2,198,307

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	141,187	695,515	(272,623)	1,197,232
Affiliated investments(1)	—	—	—	—
Total return swaps(4)	(524,777)	—	(524,777)	—
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	(775,493)	1,191,250	872,237	3,844,531
Affiliated investments(1)	843	—	1,151	—
Total return swaps(4)	(421,401)	—	(633,427)	—
Net increase from amounts committed by affiliates(2)	—	—	—	872,000

Net realized and unrealized gains (losses)	(1,579,641)	1,886,765	(557,439)	5,913,763

Net increase (decrease) in net assets resulting from operations	$(201,833)	$2,917,699	$4,671,331	$8,112,070

Per share information—basic and diluted per common share
Net investment income:	$0.15	$0.19	$0.63	$0.52
Earnings per share:	$(0.02)	$0.53	$0.56	$1.91
Weighted average shares outstanding:	8,966,250	5,507,237	8,287,409	4,250,687
Distributions declared per share:	$0.18	$0.18	$0.54	$0.53

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$5,228,770	$2,198,307
Net realized gain (loss) on investments and securities sold short	(272,623)	1,197,232
Net realized gain (loss) on total return swaps(1)	(524,777)	—
Net change in unrealized appreciation (depreciation) on investments and securities sold short	873,388	3,844,531
Net change in unrealized appreciation (depreciation) on total return swaps(1)	(633,427)	—
Net increase from amounts committed by affiliates(2)	—	872,000

Net increase in net assets resulting from operations	4,671,331	8,112,070

Distributions to stockholders:
Net investment income	(4,470,423)	(2,120,408)
Net realized gains	—	(162,959)

Total distributions to stockholders	(4,470,423)	(2,283,367)

Capital share transactions:
Issuance of common stock	18,195,548	27,972,673
Issuance of common shares pursuant to distribution reinvestment plan	2,959,396	1,726,656
Repurchase of common stock	(1,138,801)	(43,100)

Net increase in net assets resulting from capital transactions	20,016,143	29,656,229

Total increase in net assets	20,217,051	35,484,932
Net assets at beginning of period	67,292,954	22,298,879

Net assets at end of period	$87,510,005	$57,783,811

Undistributed net investment income	$886,506	$—
Changes in common shares
Issuance of common stock	1,870,378	3,061,301
Reinvestment of common stock	303,769	188,186
Repurchase of common stock	(119,618)	(4,896)

Net increase in common shares	2,054,529	3,244,591

(1)	See Note 7 for a discussion of total return swaps.
(2)	See Note 4 for a discussion of related party transactions and arrangements.

See Notes to Financial Statements

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows used in operating activities
Net increase in net assets resulting from operations	$4,671,331	$8,112,070
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investment securities	(62,241,424)	(63,279,264)
Purchases of securities sold short	—	(503,860)
Proceeds from securities sold short	—	939,022
Payment-in-kind investments	(182,695)	—
Proceeds from sales and principal repayments of investment securities	72,746,045	27,907,573
Net realized (gain) loss on investments	272,623	(1,197,232)
Net change in unrealized (appreciation) depreciation on investments	(873,388)	(3,844,531)
Net change in unrealized (appreciation) depreciation on total return swaps	633,427	—
Amortization of premium/discount, net	(1,406,731)	(345,021)
Amortization of capitalized offering costs	308,713	104,135
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	(525,153)
(Increase) decrease in dividends and interest receivable	(665,512)	(585,532)
(Increase) decrease in receivable from Adviser	4,096,447	(943,712)
(Increase) decrease in other receivables	—	81,258
(Increase) decrease in prepaid expenses	(104,053)	(2,198)
(Increase) decrease in due from counterparty	(13,120,000)	—
Increase (decrease) in payable for investments purchased	(6,546,043)	(5,712,784)
Increase (decrease) in payable to Adviser	20,092	—
Increase (decrease) in directors’ fees payable	—	1,249
Increase (decrease) in interest expense and commitment fees payable	(21,583)	19,516
Increase (decrease) in accrued expenses and other liabilities	42,175	124,222
Increase (decrease) in payable due on total return swap	719,171	—

Net cash flow (used in) operating activities	(1,651,405)	(39,650,242)

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	18,248,053	28,156,373
Repurchase of common stock, net of payable	(828,352)	(43,100)
Distributions paid in cash	(1,511,027)	(556,711)
Offering costs paid, net of due to Adviser	(213,880)	(317,141)
Borrowings under credit facilities	8,700,000	14,000,000
Repayments of credit facilities	(19,900,000)	(4,100,000)

Net cash flow provided by financing activities	4,494,794	37,139,421

Net increase (decrease) in cash and cash equivalents	2,843,389	(2,510,821)
Cash and cash equivalents
Beginning of the period	3,948,113	7,350,748

End of the period	$6,791,502	$4,839,927

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$182,695	$—
Cash paid during the period for interest	$54,473	$50,243
Reinvestment of distributions paid	$2,959,396	$1,726,656
Local and excise taxes paid	$124,672	$7,307

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of September 30, 2017

(Unaudited)

Portfolio Company(1)(2)	Interest Rate		Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 21.4%(4)
Healthcare – 18.0%
BioClinica, Inc. (First Lien Term Loan)(5)	L + 425		1.00%	10/20/2023	$994,987	$980,369	$980,685
Quorum Health Corporation (First Lien Term Loan)(5)(6)	L + 675		1.00%	4/29/2022	1,990,205	1,987,874	2,021,302
U.S. Renal Care, Inc. (First Lien Term Loan)(5)	L + 425		1.00%	12/31/2022	3,979,747	3,867,954	3,863,339
U.S. Renal Care, Inc. (Second Lien Term Loan)(5)(7)	L + 800		1.00%	12/31/2023	4,500,000	4,424,356	4,393,125
Valeant Pharmaceuticals International, Inc. (First Lien Term Loan)(8)(9)	L + 475		0.75%	4/1/2022	4,386,924	4,459,082	4,470,078

							15,728,529

Retail – 3.4%
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(10)					4,946,815	3,215,430	2,984,562

Utility – 0.0%
Texas Competitive Electric Holdings
Company LLC (TXU) (Escrow Loan)(11)					3,500,000	87,816	8,750

Total Senior Secured Loans							18,721,841

Asset-Backed Securities – 2.3%
Financials – 2.3%
Grayson Investor Corp.(9)(12)(13)(14)				11/1/2021	800	456,000	303,000
Highland Park CDO I Ltd. 2006 1A A2(5)(9)(12)(14)	L + 40			11/25/2051	1,441,371	1,190,298	1,369,303
PAMCO CLO 1997-1A B(7)(9)(10)(12)(14)(15)					559,644	321,796	288,776

							1,961,079

Total Asset-Backed Securities							1,961,079

					Shares
Closed-End Mutual Funds – 0.0%
Financials – 0.0%
NexPoint Credit Strategies Fund(9)(16)					664	14,154	15,305

Total Closed-End Mutual Funds							15,305

Portfolio Company(1)(2)	Interest Rate		Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Corporate Bonds – 42.9%
Financials – 2.2%
ASP AMC Merger Sub, Inc.(12)	8.000%			5/15/2025	$2,000,000	1,912,231	1,935,000

Healthcare – 36.6%
DJO Finance LLC / DJO Finance Corp.(12)	8.125%			6/15/2021	2,000,000	1,896,413	1,925,000
Endo Finance LLC / Endo Finco Inc.(12)	6.000%			7/15/2023	4,000,000	3,451,893	3,320,000
Ortho-Clinical Diagnostics(12)	6.625%			5/15/2022	9,217,000	8,301,628	9,078,745
Quorum Health Corp.	11.625%			4/15/2023	5,572,000	4,615,390	5,154,100
Surgery Center Holdings(9)(12)	6.750%			7/1/2025	4,250,000	4,035,904	4,005,625
Tenet Healthcare Corp.(9)	8.125%			4/1/2022	1,000,000	971,188	1,020,000
Valeant Pharmaceuticals International, Inc.(9)(12)	5.875%			5/15/2023	4,000,000	3,369,539	3,545,000
Valeant Pharmaceuticals International, Inc.(9)(12)	6.125%			4/15/2025	4,500,000	3,771,007	3,960,000

							32,008,470

Media/Telecommunications – 1.5%
iHeartCommunications, Inc.	2 12	% PIK, % Cash		2/1/2021	9,180,900	3,478,685	1,331,231

Telecommunication Services – 2.6%
Intelsat Jackson Holdings S.A.(9)(12)	9.750%			7/15/2025	2,254,000	2,264,199	2,282,175

Total Corporate Bonds							37,556,876

					Shares
Common Stocks – 8.2%
Chemicals – 0.1%
MPM Holdings, Inc.(9)(17)					8,500	250,750	136,000

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2017

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Energy – 0.7%
Energy Transfer Partners L.P.(9)				10,800	$202,528	$197,532
EnLink Midstream Partners L.P.(9)				13,100	202,669	219,556
Targa Resources Corp.(9)				5,000	202,844	236,500

						653,588

Healthcare – 1.5%
Forward Pharma A/S ADR(9)(17)				17,000	88,774	100,130
Kadmon Holdings, Inc.(17)				227,300	763,728	761,455
SteadyMed Ltd.(9)(17)				125,790	750,023	427,686

						1,289,271

Real Estate Investment Trusts (REITs) – 3.4%
Jernigan Capital, Inc.(9)				23,000	506,000	472,650
Independence Realty Trust, Inc.(9)				246,727	2,216,203	2,509,214

						2,981,864

Utility – 2.5%
Vistra Energy Corp.				115,000	1,776,757	2,149,358

Total Common Stocks						7,210,081

	Preferred Dividend Rate
Preferred Stocks – 2.7%
Real Estate Investment Trust (REIT) – 2.7%
RAIT Financial Trust	8.875%		—	148,057	3,215,965	2,330,417

Total Preferred Stocks						2,330,417

Rights – 0.1%
Utility – 0.1%
Texas Competitive Electric Holdings Company, LLC (TXU)(17)				58,356	154,404	65,651

Total Rights						65,651

Warrants – 2.4%
Healthcare – 2.4%
CareDx, Inc.(15)(17)			4/14/2023	250,626	—	807,762
Galena Biopharma, Inc.(15)(17)			1/12/2021	1,500,054	—	335
Gemphire Therapeutics, Inc.(15)(17)			3/15/2022	118,796	—	922,980
Kadmon Holdings, Inc.(15)(17)			4/13/2018	119,047	—	47,924
SCYNEXIS, Inc.(15)(17)			6/21/2021	195,000	—	231,429
SteadyMed Ltd.(9)(15)(17)			4/25/2022	62,895	—	104,486

						2,114,916

Total Warrants						2,114,916

Total Investments- 80.0%					$69,403,851	$69,976,166

Cash Equivalents – 7.6%(18)						$6,620,362

Other Assets & Liabilities, net- 12.4%						$10,913,477

Net Assets- 100.0%						$87,510,005

					Notional Amount(19)	Unrealized Depreciation
Total Return Swap – (0.7%)
BNP Paribas TRS Facility(14) (Note 7)					$38,185,770	(633,427)

(1)	Unless otherwise noted, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. Additionally, companies under common control (e.g., companies with a common owner of greater than 25% of their respective voting securities) are affiliates under the 1940 Act.
(2)	All investments are denominated in United States Dollars.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2017

(Unaudited)

(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at September 30, 2017. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(5)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2017 was 1.33%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.
(6)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(7)	Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.
(8)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2017 was 1.23%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.
(9)	The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 29.1% of the Company’s total assets as of September 30, 2017.
(10)	The issuer is in default of its payment obligation. In some cases, partial payments are still being paid to the lenders.
(11)	The investment represents value held in escrow pending future events. No interest is being accrued.
(12)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of September 30, 2017, these securities amounted to $32,012,624, or 36.6% of net assets.
(13)	The investment is considered to be the equity tranche of the issuer.
(14)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(15)	Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $2,403,692, or 2.7% of net assets were fair valued under the Company’s valuation procedures as of September 30, 2017.
(16)	Represents an affiliated issuer. Assets with a total aggregate market value of $15,305, or 0.0% of net assets, were affiliated with the Company as of September 30, 2017 (see Note 10).
(17)	Non-income producing security.
(18)	State Street U.S. Government Money Market Fund.
(19)	Notional value of the underlying securities in the Total Return Swap is calculated by multiplying par by the initial price.

Glossary:

ADR	American Depositary Receipt
PIK	Payment-in-Kind

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2016

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 61.8%(4)
Energy – 5.2%
EnergySolutions, LLC (First Lien Term Loan)(5)	L+575	1.00%	5/29/2020	$1,271,516	$1,157,116	$1,284,231
Fieldwood Energy, LLC (First Lien Term Loan)(6)	L+700	1.00%	8/31/2020	1,800,549	1,561,679	1,717,274
Fieldwood Energy, LLC (First Lien Term Loan)(6)	L+712.5	1.25%	9/30/2020	567,797	541,399	498,241

						3,499,746

Healthcare – 34.3%
American Renal Holdings, Inc. (First Lien Term Loan)(6)(7)	L+350	1.25%	9/22/2019	994,684	989,745	999,036
BioScrip, Inc. (First Lien Initial Term Loan)(6)	L+525	1.25%	7/31/2020	587,430	565,881	560,995
BioScrip, Inc. (First Lien Term Loan)(6)	L+525	1.25%	7/31/2020	352,458	339,528	336,597
MPH Acquisition Holdings, LLC (First Lien Term Loan)(6)	L+400	1.00%	6/7/2023	4,639,769	4,662,125	4,728,435
Onex Carestream Finance LP (Second Lien Term Loan)(6)	L+850	1.00%	12/7/2019	819,967	826,664	676,473
Quorum Health Corp. (First Lien Term Loan)(6)	L+575	1.00%	4/29/2022	6,446,692	6,224,337	6,336,551
Radnet, Inc. (Second Lien Term Loan)(6)	L+700	1.00%	3/25/2021	5,457,917	5,285,401	5,406,749
U.S. Renal Care, Inc. (Second Lien Term Loan)(6)	L+800	1.00%	12/31/2023	4,500,000	4,417,808	4,005,000

						23,049,836

Media/Telecommunications – 6.1%
iHeartCommunications, Inc. (First Lien Term Loan)(5)(8)	L+675	—	1/30/2019	5,000,000	3,956,219	4,087,500

Retail – 4.7%
Leslie’s Poolmart, Inc. (First Lien Term Loan)(6)	L+425	1.00%	8/16/2023	564,623	561,901	572,036
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(6)	L+875	1.00%	4/24/2020	2,974,709	2,428,339	2,621,463

						3,193,499

Service – 5.6%
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)(6)	L+650	1.00%	7/25/2022	500,000	497,570	489,690
Weight Watchers International, Inc. (First Lien Term Loan)(5)(7)(9)	L+325	0.75%	4/2/2020	3,958,869	2,762,942	3,301,420

						3,791,110

Technology – 4.4%
SkillSoft Corp. (Second Lien Term Loan)(6)(7)	L+825	1.00%	4/28/2022	1,500,000	816,718	1,130,160
SkillSoft Corp. (First Lien Term Loan)(6)(7)	L+475	1.00%	4/28/2021	1,986,034	1,643,329	1,820,329

						2,950,489

Utility – 1.5%
Granite Acquisition, Inc. (Second Lien Term Loan)(6)(7)	L+725	1.00%	12/19/2022	1,000,000	946,087	965,000
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan)(10)				3,500,000	87,816	17,500

						982,500

Total Senior Secured Loans						41,554,680

Asset-Backed Securities – 3.9%
Financials – 3.9%
CIFC Funding Ltd. 2015-1A(7)(11)(12)			1/22/2027	550,000	437,250	490,875
Grayson Investor Corp.(7)(11)(12)(13)			11/1/2021	800	456,000	275,668
Highland Park CDO I Ltd. 2006 1A A2(6)(7)(11)(13)	L+40		11/25/2051	1,654,789	1,361,664	1,572,049
PAMCO CLO 1997-1A B(7)(11)(13)(14)(15)				559,644	321,795	275,625

						2,614,217

Total Asset-Backed Securities						2,614,217

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2016

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Convertible Bonds – 1.0%
Healthcare – 1.0%
Fluidigm Corp.	2.750%		2/1/2034	$1,000,000	$569,431	$700,625

Total Convertible Bonds						700,625

Corporate Bonds – 41.8%
Energy – 2.7%
GenOn Energy, Inc.(8)	7.875%		6/15/2017	2,500,000	1,793,750	1,793,750

Healthcare – 33.1%
CHS/Community Health Systems, Inc.(7)	6.875%		2/1/2022	4,000,000	3,523,811	2,800,000
Kindred Healthcare, Inc.(7)	8.750%		1/15/2023	1,500,000	1,477,525	1,408,125
Ortho-Clinical Diagnostics(8)(11)	6.625%		5/15/2022	12,717,000	11,425,209	11,318,130
Quorum Health Corp.(11)	11.625%		4/15/2023	4,000,000	3,002,425	3,370,000
Valeant Pharmaceuticals International, Inc.(8)(7)(11)	6.125%		4/15/2025	4,500,000	3,722,965	3,397,500

						22,293,755

Retail – 1.4%
Guitar Center, Inc.(11)	6.500%		4/15/2019	1,000,000	886,466	912,500

Technology – 3.2%
Diamond 1 Finance Corp. / Diamond 2 Finance Corp.(11)	6.020%		6/15/2026	2,000,000	2,052,663	2,170,446

Telecommunication Services – 1.4%
Intelsat Jackson Holdings S.A.(7)	7.250%		10/15/2020	1,209,000	962,999	943,020

Total Corporate Bonds						28,113,471

				Shares
Common Stocks – 6.7%
Chemicals – 0.1%
MPM Holdings, Inc.(7)(16)				8,500	250,750	73,665

Healthcare – 2.0%
CareDx, Inc.(16)				501,252	1,999,995	1,353,380

Real Estate Investment Trust (REIT) – 3.3%
Independence Realty Trust, Inc.(7)				246,727	2,216,203	2,200,805

Utility – 1.3%
Vistra Energy Corp.				58,356	1,703,760	904,525

Total Common Stocks						4,532,375

Rights – 0.1%
Utility – 0.1%
Vistra Energy Corp.(16)				58,356	154,404	96,288

Total Rights						96,288

Warrants – 1.0%
Healthcare – 1.0%
CareDx, Inc.(15)(16)			6/14/2017	250,626	—	395,318
Galena Biopharma, Inc.(15)(16)			1/21/2021	1,500,054	—	23,851
SCYNEXIS, Inc.(15)(16)(17)			6/21/2021	195,000	—	259,771

						678,940

Total Warrants						678,940

Total Investments- 116.3%					$78,591,669	$78,290,596

Other Assets & Liabilities, net- (16.3%)						$(10,997,642)

Net Assets- 100.0%						$67,292,954

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through September 30, 2017, the Adviser controls 2,117,895 total shares, including reinvestment of dividends, for a net amount of approximately $20.2 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements is not required for interim financial statements and has been condensed or omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017. The interim financial data as of September 30, 2017, and for the nine months ended September 30, 2017, and September 30, 2016 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of September 30, 2017 and December 31, 2016, the Company had cash and cash equivalents of $6,791,502 and $3,948,113, respectively. As of September 30, 2017 and December 31, 2016, $6,620,362 and $3,913,546 was held in the State Street U.S. Government Money Market Fund, and $171,140 and $34,567 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of September 30, 2017 and December 31, 2016, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and nine months ended September 30, 2017, the Company recognized $173 and $8,337 of fee income, respectively. For the three and nine months ended September 30, 2016, the Company did not recognize any fee income.

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

As of September 30, 2017, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$288,776
CareDx, Inc.	Warrant	807,762
Galena Biopharma, Inc.	Warrant	335
Gemphire Therapeutics, Inc.	Warrant	922,980
Kadmon Holdings, Inc.	Warrant	47,924
SCYNEXIS, Inc.	Warrant	231,429
SteadyMed Ltd.	Warrant	104,486

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

As of September 30, 2017, the Company’s investments consisted of senior secured loans, bonds, asset-backed securities, common stocks, preferred stock, a total return swap (“TRS”) and rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The Company values the TRS in accordance with the agreement (the “TRS Agreement”) with BNP Paribas (“BNP Paribas”) that establishes the TRS. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued based on indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Valuation Committee and the Board review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Valuation Committee or the Board have any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the TRS, see Note 7.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of September 30, 2017 and December 31, 2016:

	September 30, 2017
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$11,335,404	$4,393,125	$15,728,529
Retail	—	2,984,562	—	2,984,562
Utility	—	8,750	—	8,750
Asset-Backed Securities	—	1,672,303	288,776	1,961,079
Closed-End Mutual Funds	—	15,305	—	15,305
Corporate Bonds	—	37,556,876	—	37,556,876
Common Stocks	7,210,081	—	—	7,210,081
Preferred Stocks	—	2,330,417	—	2,330,417
Rights	—	65,651	—	65,651
Warrants	—	2,114,916	—	2,114,916

Total Assets	$7,210,081	$58,084,184	$4,681,901	$69,976,166

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(633,427)	$(633,427)

Total Liabilities	$—	$—	$(633,427)	$(633,427)

Total Investments Net of Swap Contracts	$7,210,081	$58,084,184	$4,048,474	$69,342,739

	December 31, 2016
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$3,499,746	$—	$3,499,746
Healthcare	—	19,044,836	4,005,000	23,049,836
Media/Telecommunications	—	4,087,500	—	4,087,500
Retail	—	3,193,499	—	3,193,499
Service	—	3,791,110	—	3,791,110
Technology		2,950,489	—	2,950,489
Utility	—	982,500	—	982,500
Asset–Backed Securities	—	2,338,592	275,625	2,614,217
Convertible Bonds	—	700,625	—	700,625
Corporate Bonds	—	28,113,471	—	28,113,471
Common Stock
Chemicals	—	—	73,665	73,665
Healthcare	1,353,380	—	—	1,353,380
Real Estate Investment Trust (REIT)	2,200,805	—	—	2,200,805
Utility	—	904,525	—	904,525
Rights	—	96,288	—	96,288
Warrants	—	655,089	23,851	678,940

Total Assets	$3,554,185	$70,358,270	$4,378,141	$78,290,596

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2017.

Investments:	Balance as of December 31, 2016	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases	(Sales and redemptions)	Balance as of September 30, 2017	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans Healthcare	$4,005,000	$—	$—	$6,549	$—	$381,576	$—	$—	$4,393,125	$381,576
Asset-Backed Securities Financials	275,625	—	—	—	—	13,151	—	—	288,776	13,151
Common Stocks Chemicals	73,665	—	(136,000)	—	—	62,335	—	—	—	—
Warrants Healthcare	23,851	—	(335)	—	—	(23,516)	—	—	—	—

Total	$4,378,141	$—	$(136,335)	$6,549	$—	$433,546	$—	$—	$4,681,901	$394,727

Liabilities
Total Return Swaps(1)	$—	$—	$—	$—	$—	$(633,427)	$—	$—	$(633,427)	$(633,427)

(1)	During the nine months ended September 30, 2017, the Company recognized a net realized loss on the TRS amounting to $524,777. The Company received $194,394 in cash payments from the TRS during the period, with $719,171 being payable to BNP Paribas as of September 30, 2017.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2016.

Investments:	Balance as of December 31, 2015	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases	(Sales and redemptions)	Balance as of September 30, 2016	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Senior Secured Loans Healthcare	$4,438,125	$5,403,338	$—	$5,758	$—	$(78,883)	$—	$—	$9,768,338	$(78,883)
Asset-Backed Securities Financials	—	270,028	—	—	—	—	—	—	270,028	—
Common Stocks Chemicals	87,125	—	—	—	—	4,607	—	—	91,732	4,607
Warrants Healthcare	—	—	—	—	—	187,057	—	—	187,057	187,057

Total	$4,525,250	$5,673,366	$—	$5,758	$—	$112,781	$—	$—	$10,317,155	$112,781

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the nine months ended September 30, 2017, $335 was transferred from Level 3 to Level 2, $2,149,358 was transferred from Level 2 to Level 1, and $136,000 was transferred from Level 3 to Level 1. The Company uses end of period market value in the determination of the amount associated with any transfers between levels.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of September 30, 2017 and December 31, 2016:

Investment	Fair value at September 30, 2017	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$4,393,125	Third Party Pricing Vendor	N/A	N/A
Asset-Backed Securities	288,776	Discounted Cash Flow	Discounted Rate	20.85%

Total	$4,681,901

Total Return Swaps	(633,427)	Third Party Pricing Vendor	N/A	N/A

Investment	Fair value at December 31, 2016	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$4,005,000	Third Party Pricing Vendor	N/A	N/A
Common Stocks	73,665	Third Party Pricing Vendor	N/A	N/A
Warrants	23,851	Black-Scholes Option Pricing	Volatility	90%
Asset-Backed Securities	275,625	Discounted Cash Flow	Discount Rate	20.85%

Total	$4,378,141

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the nine months ended September 30, 2017, the Company did not hold options.

The average quarterly volume of derivative activity for the nine months ended September 30, 2016, is as follows:

	Average Units/ Contracts	Total Unrealized Appreciation/ (Depreciation)	Total Realized Gain (loss)	Ending Notional Amount
Purchased Options Contracts	1,317	$—	$(211,941)	—

Investment Transactions

Investment transactions are accounted for on trade date. Realized gains/(losses) on investments sold are recorded on the basis of specific identification method for both financial statement and U.S. federal income tax purposes. Payable for investments purchased and receivable for investments sold on the Statements of Assets and Liabilities, if any, represents the cost of purchases and proceeds from sales of investment securities, respectively, for trades that have been executed but not yet settled. “Due from Broker,” if any, represents certain receivables from counterparties related to principal paydowns, among other things.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the nine months ended September 30, 2017 and September 30, 2016. Selling commissions and fees of $1,453,224 and $2,142,925 were paid for the nine months ended September 30, 2017 and September 30, 2016, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted	2017	2016	2017	2016
Net increase (decrease) in net assets from operations	$(201,833)	$2,917,699	$4,671,331	$8,112,070
Weighted average common shares outstanding	8,966,250	5,507,237	8,287,409	4,250,687
Earnings (loss) per common share-basic and diluted	$(0.02)	$0.53	$0.56	$1.91

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

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017, and the Company has implemented the applicable requirements into this report.

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

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at September 30, 2017:

	Fair value	Percentage
Assets
Healthcare	$51,141,186	73.1%
Real Estate Investment Trusts (REITs)	5,312,281	7.6%
Financials	3,911,384	5.6%
Retail	2,984,562	4.3%
Telecommunication Services	2,282,175	3.2%
Utility	2,223,759	3.2%
Media/Telecommunications	1,331,231	1.9%
Energy	653,588	0.9%
Chemicals	136,000	0.2%

Total Assets	$69,976,166	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2016:

	Fair value	Percentage
Assets
Healthcare	$48,076,536	61.5%
Energy	5,293,496	6.8%
Technology	5,120,935	6.5%
Retail	4,105,999	5.2%
Media/Telecommunications	4,087,500	5.2%
Service	3,791,110	4.8%
Financials	2,614,217	3.3%
Real Estate Investment Trusts (REIT)	2,200,805	2.8%
Utility	1,983,313	2.6%
Telecommunication Services	943,020	1.2%
Chemicals	73,665	0.1%

Total assets	$78,290,596	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of September 30, 2017:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$14,510,709	$14,319,966	20.5%
Senior Secured Loans - Second Lien	4,424,356	4,393,125	6.3%
Senior Secured Loans - Escrow Loan	87,816	8,750	0.0%
Asset-Backed Securities	1,968,094	1,961,079	2.8%
Closed-End Mutual Funds	14,154	15,305	0.0%
Corporate Bonds	38,068,077	37,556,876	53.7%
Common Stocks	6,960,276	7,210,081	10.3%
Preferred Stocks	3,215,965	2,330,417	3.3%
Warrants	—	2,114,916	3.0%
Rights	154,404	65,651	0.1%

Total Assets	$69,403,851	$69,976,166	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2016:

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

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of September 30, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $38,185,770 and $37,463,810, respectively, as of September 30, 2017. The TRS was not in place as of December 31, 2016.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$43,179,442	$42,494,389	39.5%
Senior Secured Loans - Second Lien	13,941,393	13,682,512	12.7%
Senior Secured Loans - Escrow Loan	87,816	8,750	0.0%
Asset-Backed Securities	1,968,094	1,961,079	1.8%
Closed-End Mutual Funds	14,154	15,305	0.0%
Corporate Bonds	38,068,077	37,556,876	35.0%
Common Stocks	6,960,276	7,210,081	6.7%
Preferred Stocks	3,215,965	2,330,417	2.2%
Warrants	—	2,114,916	2.0%
Rights	154,404	65,651	0.1%

Total assets	$107,589,621	$107,439,976	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at September 30, 2017:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,961,079	2.8%
Luxembourg(1)	2,282,175	3.3%
United States	65,732,912	93.9%

Total Assets	$69,976,166	100.0%

(1)	Investment denominated in USD

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2016:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$2,123,342	2.7%
Luxembourg(1)	2,950,489	3.8%
United States	73,216,765	93.5%

Total assets	$78,290,596	100.0%

(1)	Investment denominated in USD

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

For the three and nine months ended September 30, 2017, the Company incurred investment advisory fees payable to the Adviser of $305,288 and $1,106,346, respectively, which were voluntarily waived. For the three and nine months ended September 30, 2016, the Company incurred investment advisory fees payable to the Adviser of $363,595 and $797,215, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets.

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

For the three and nine months ended September 30, 2017, the Company recognized reductions of $(315,928) and $(111,488) to its incentive fees on capital gains, respectively. For the three and nine months ended September 30, 2016, the Company accrued $313,850 and $313,850 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $64,079 of incentive fees on capital gains in aggregate, all of which was voluntarily waived.

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

For the three and nine months ended September 30, 2017, the Company incurred administration fees payable to the Adviser of $69,308 and $229,520, respectively, which were voluntarily waived. For the three and nine months ended September 30, 2016, the Company incurred administration fees payable to the Adviser of $72,719 and $159,441, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to advisory and administrator fees are shown below.

Period ended	Advisory fees waived and subject to recoupment(1)	Administration fees waived and subject to recoupment(1)	Recoupment eligibility expiration
September 30, 2017	$305,288	$69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	September 30, 2019
June 30, 2016	74,421	14,884	June 30, 2019

Total	$1,870,592	$382,369

(1)	The Advisor has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Adviser balance on the Statements of Assets and Liabilities. The amounts shown have been reduced by this waiver.

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. For the three and nine months ended September 30, 2017 and for the three and nine months ended September 30, 2016, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and nine months ended September 30, 2017, the Adviser incurred offering costs of $167,797 and $898,423, respectively, on our behalf. For the three and nine months ended September 30, 2016, the Adviser incurred offering costs of $275,719 and $732,086, respectively, on our behalf. For the three and nine months ended September 30, 2017, the Company capitalized $41,632 and $213,880 of offering costs, respectively. For the three and nine months ended September 30, 2016, the Company capitalized $117,192 and $317,141 of offering costs, respectively. Of the capitalized offering costs, $91,937 and $308,713 were amortized to expense during the three and nine months ended September 30, 2017, respectively. Of the capitalized offering costs, $64,887 and $104,135 were amortized to expense during the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and September 30, 2016, $133,722 and $213,006 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of $5,032,664 of organization and offering costs exceeds 1% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $4,139,919 of these costs.

Fees Paid to Officers and Directors

Each director who is not an “interested person” of the Company as defined in the 1940 Act (the “Independent Directors”) receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Highland Fund Complex based on relative net assets. The “Highland Fund Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employees of an affiliate of the Adviser. Although the Company believes that Mr. Powell is technically no longer an “interested person” of the Company, in light of his previous employment with affiliates of the Adviser, as well as the possibility that he may provide consulting services to affiliates of the Adviser, it is possible that the SEC might in the future determine Mr. Powell to be an “interested person” of the Company. Therefore, the Company intends to treat Mr. Powell as an “interested person” of the Company for all purposes other than compensation and the code of ethics (Mr. Powell will be compensated at the same rate as the Independent Directors) from December 16, 2015 until December 4, 2017 (the second anniversary of his resignation from an affiliate of the Adviser).

For the three and nine months ended September 30, 2017, the Company recorded an expense relating to director fees of $4,526 and $11,129, respectively. For the three and nine months ended September 30, 2016, the Company recorded an expense relating to director fees of $1,442 and $5,903, respectively, which represents the allocation of the director fees to the Company. As of September 30, 2017, there was no expense payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of September 30, 2017 is $2,332,396. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of September 30, 2017, June 30, 2017 and March 31, 2017, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
September 30, 2017	$983,110	$531,679	$451,431	$252,935	September 30, 2020
June 30, 2017	631,906	433,428	198,478	50,913	June 30, 2020
March 31, 2017	329,791	182,226	147,565	147,565	March 31, 2020

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2014	$463,303	$56,948	$406,355	$321,713	December 31, 2017
September 30, 2014	98,723	14,081	84,642	—	Expired

During the three and nine months ended September 30, 2017, $84,642 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Net Increase from Amounts Committed by Affiliates

For the nine months ended September 30, 2017 and September 30, 2016, the Adviser committed $0 and $872,000, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of September 30, 2017 would have been lower by approximately this amount. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of September 30, 2017, there were no amounts owed from the Adviser to the Company. On May 11, 2017, the Adviser paid in full the outstanding balance of $4,177,196 payable to the Company as of March 31, 2017, together with interest of $56,480. As of December 31, 2016, the Receivable from Adviser balance shown on the Statements of Assets and Liabilities was made up of the amounts shown in the table below.

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

As of September 30, 2017, the Company owed $20,092 to the Adviser.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the nine months ended September 30, 2017 and the nine months ended September 30, 2016, the Company did not incur any interest or penalties. Furthermore, the company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

Note 6 — Share Repurchase Program

On a quarterly basis, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of the Independent Directors of the Board, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. In months in which the Company repurchases shares of common stock, it will conduct repurchases on the same date that it holds its first weekly closing for the sale of shares of common stock in its public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

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

The Company conducted its quarterly tender offer from August 31, 2017, until expiration of September 29, 2017 at 5:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, 37,284 shares of the Company were tendered for repurchase, constituting approximately 0.41% of the Company’s outstanding shares.

For the nine months ended September 30, 2017, the Company did not repurchase any shares as part of its death and disability repurchase program. For the nine months ended September 30, 2016, the Company repurchased 1,664 shares as part of its death and disability repurchase program.

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

For the three and nine months ended September 30, 2017 and September 30, 2016, the components of total interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Direct interest expense	$—	$40,511	$42,325	$69,759
Commitment fees	—	9,758	8,054	36,478
Amortization of financing costs	—	—	—	—

Total interest expense	$—	$50,269	$50,379	$106,237

Average daily amount outstanding	—	9,726,087	2,909,158	5,682,847
Weighted average interest rate	—	1.66%	1.95%	1.64%

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

The following is a summary of the underlying loans subject to the TRS as of September 30, 2017:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,685,000	$(168,750)
Avaya, Inc. (First Lien Term Loan)	Technology	L + 750	1.00%	1/24/2018	2,212,225	2,156,050	(56,175)
DJO Finance, LLC (First Lien Term Loan)	Healthcare	L + 325	1.00%	6/16/2020	4,000,000	3,990,000	(10,000)
Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L + 700	1.00%	8/31/2020	1,728,527	1,575,480	(153,047)
Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L + 712.5	1.25%	9/30/2020	478,369	390,361	(88,008)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,725	3,708,864	(27,861)
iHeartCommunications, Inc. (First Lien Loan)	Media/ Telecommunications	L + 675	—	1/30/2019	4,112,500	3,850,000	(262,500)
Kindred Healthcare, Inc. (First Lien Term Loan)	Healthcare	L + 350	1.00%	4/09/2021	6,520,000	6,500,000	(20,000)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,503,122	2,418,750	(84,372)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	5,246,549	5,448,339	201,790
SkillSoft Corp. (First Lien Term Loan)	Technology	L + 475	1.00%	4/28/2021	1,867,441	1,845,443	(21,998)
SkillSoft Corp. (Second Lien Term Loan)	Technology	L + 825	1.00%	4/28/2022	1,259,895	1,220,523	(39,372)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,667	1,675,000	8,333

					Total		$(721,960)

					Accrued income and lliabilities		88,533

					Total TRS Fair Value		$(633,427)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

As of September 30, 2017, the Company had posted $13,120,000 of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the nine months ended September 30, 2017, the Company recognized a net realized loss on the TRS amounting to $524,777. The Company received $194,394 in cash payments from the TRS during the period, with $719,171 being payable to BNP Paribas as of September 30, 2017.

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

The Company’s organization and offering costs together are limited to 1% of total proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of September 30, 2017, $4,139,919 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised. See Note 4 for a discussion of Related Party Transactions and Arrangements, including a description of amounts waived and subject to recoupment.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2017.

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

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the Investment Company Act of 1940, as amended, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of September 30, 2017:

Affiliated investments	Fair value as of January 1, 2017	Purchases	Sales	Realized gains (losses)	Change in unrealized gains (losses)	Fair value as of September 30, 2017	Dividend income
NexPoint Credit Strategies Fund	$—	$14,154	$—	$—	$1,151	$15,305	$551

Total Affiliated investments	$—	$14,154	$—	$—	$1,151	$15,305	$551

As of September 30, 2016, the Company did not have any affiliated investments.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the nine months ended September 30, 2017 and September 30, 2016 is as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2017 (Unaudited)	September 30, 2016 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$9.47	$8.02
Income from investment operations:
Net investment income(1)	0.63	0.52
Net realized and unrealized gain (loss)	(0.02)	1.34
Commitments by affiliates	—	0.21

Total from investment operations	0.61	2.07

Less distribution declared to common shareholders:
From net investment income	(0.54)	(0.49)
From net realized gains	—	(0.04)

Total distributions declared to common shareholders	(0.54)	(0.53)

Capital share transactions
Issuance of common stock(2)	0.02	0.03
Shares tendered(1)	0.00 (3)	0.00	(3)
Net asset value, end of period	$9.56	$9.59
Net asset value total return(4)(6)	6.68%	26.77	%(5)
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$87,510	$57,784
Shares outstanding, end of period	9,156,755	6,023,972
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(7)	4.35%	8.18%
Fees and expenses waived or reimbursed(7)	(2.79)%	(5.38)%
Net operating expenses(7)	1.56%	2.79%
Net investment income (loss) before fees waived or reimbursed(7)	5.93%	2.25%
Net investment income (loss) after fees waived or reimbursed(7)	8.72%	7.63%
Ratio of interest and credit facility expenses to average net assets	0.08%	0.37%
Ratio of incentive fees to average net assets(7)(8)	(0.19)%	1.09%
Portfolio turnover rate(6)	91%	66%
Asset coverage ratio	449%	684%

(1)	Per share data was calculated using weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(3)	Amount rounds to less than $0.005 per share.
(4)	Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Adviser not absorbed a portion of expenses, total returns would have been lower.
(5)	For the nine months ended September 30, 2016, 1.91% of the fund’s total return consists of a voluntary reimbursement by the adviser for unrealized investment losses, and is included in Net realized and unrealized gain (loss). Excluding this item, total return would have been 24.86%.
(6)	Not annualized.
(7)	Annualized.
(8)	All incentive fees were waived for the nine months ended September 30, 2017 and September 30, 2016.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On September 15, 2017 the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, paid on November 1, 2017, to the stockholders of record on October 2, 2017, October 9, 2017, October 16, 2017, October 23, 2017, and October 30, 2017.

On October 12, 2017, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on November 29, 2017, to the stockholders of record on November 6, 2017, November 13, 2017, November 20, 2017, and November 27, 2017.

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.60%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days’ notice.

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

Public Offering

We are offering on a continuous basis up to $1.6 billion of our common stock, inclusive of shares already sold, based on an offering price of $10.40 as of September 30, 2017, and a par value of $0.001 per share, pursuant to a registration statement on Form N-2 filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act. The SEC declared our registration statement effective on May 12, 2017, as supplemented. We are also authorized to issue 25,000,000 shares of preferred stock, par value $0.001 per share. However, we currently do not anticipate issuing any preferred stock.

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate through September 30, 2017 the Adviser controls 2,117,895 shares, including reinvestment of dividends, for a net total of approximately $20.2 million.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of September 30, 2017 are $2,332,396. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2017 quarterly fee waivers and expense reimbursements due from the Adviser as of September 30, 2017, June 30, 2017 and March 31, 2017, which are subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Limitation	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
September 30, 2017	$983,110	531,679	451,431	252,953	September 30, 2020
June 30, 2017	631,906	433,428	198,478	50,913	June 30, 2020
March 31, 2017	329,791	182,226	147,565	147,565	March 31, 2020

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2014	$463,303	$56,948	$406,355	$321,713	December 31, 2017
September 30, 2014	98,723	14,081	84,642	—	Expired

During the three and nine months ended September 30, 2017, $84,642 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2018 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and nine months ended September 30, 2017 and September 30, 2016.

During the nine months ended September 30, 2017, we made long investments in portfolio companies and other investments totaling $62,241,424. During the same period, we generated proceeds from sales and principal repayments on long investments of $72,746,045. As of September 30, 2017, our investment portfolio, with a total fair value of $69,976,166, consisted of 40 interests in portfolio companies (calculated as a percentage of total invested assets: 20.5% in first lien senior secured loans, 6.3% in second lien senior secured loans, 0.0% in escrow loans, 53.7% in corporate bonds, 2.8% in asset-backed securities, 0.0% in closed-end mutual funds, 3.0% in warrants, 10.3% in common stock, 3.3% in preferred stock, and 0.1% in rights). As of September 30, 2017, including investments underlying the TRS on a look-through basis, the investments in our portfolio were purchased at a weighted average price of 87.51% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.49% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following table’s present selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2017 and September 30, 2016:

Net Investment Activity	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Purchases	8,886,781	62,241,424
Proceeds from Securities Sold Short	—	—
Purchases of Securities Sold Short	—	—
Sales and Principal Repayments	(2,004,759)	(72,746,045)

Net Portfolio Activity	6,882,022	(10,504,621)

Net Investment Activity	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Purchases	$10,450,173	$63,279,264
Proceeds from Securities Sold Short	(176,203)	(939,022)
Purchases of Securities Sold Short	134,935	503,860
Sales and Principal Repayments	(8,034,499)	(27,907,573)

Net Portfolio Activity	$2,374,406	$34,936,529

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$3,214,502	36.2%	$18,641,026	30.0%
Senior Secured Loans—Second Lien	—	0.0%	1,641,667	2.6%
Corporate Bonds – Senior Unsecured	5,252,588	59.1%	30,686,814	49.3%
Closed-End Mutual Funds	—	0.0%	14,154	0.0%
Preferred Stock	419,691	4.7%	3,215,965	5.2%
Equities	—	0.0%	8,041,798	12.9%

Total Investment Activity	$8,886,781	100.0%	$62,241,424	100.0%

	For the Three Months Ended September 30, 2016		For the Nine months ended September 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans — First Lien	$1,517,324	14.5%	19,915,931	31.4%
Senior Secured Loans — Second Lien	1,744,786	16.7%	2,506,786	4.0%
Corporate Bonds — Senior Unsecured	3,965,051	38.0%	18,165,766	28.7%
Convertible Bonds — Senior Unsecured	—	0.0%	560,000	0.9%
Foreign Sovereign Bonds — Senior Unsecured	1,018,750	9.8%	10,998,389	17.4%
Asset-Backed Securities	—	0.0%	2,460,000	3.9%
Purchased Call Options	109,718	1.0%	377,991	0.6%
Equities(1)	2,094,543	20.0%	8,294,401	13.1%

Total Investment Activity	$10,450,172	100.0%	$63,279,264	100.0%

(1)	In addition to the purchase amount shown here, the Company also sold short for proceeds of $176,203 during the three months ended September 30, 2016 and $939,022 during the nine months ended September 30, 2016. The Company did not execute any short sales during the three and nine months ended September 30, 2017.

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of September 30, 2017:

Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$14,510,709	$14,319,966	20.5%
Senior Secured Loans — Second Lien	4,424,356	4,393,125	6.3%
Senior Secured Loans — Escrow Loan	87,816	8,750	0.0%
Asset-Backed Securities	1,968,094	1,961,079	2.8%
Closed-End Mutual Funds	14,154	15,305	0.0%
Corporate Bonds	38,068,077	37,556,876	53.7%
Common Stocks	6,960,276	7,210,081	10.3%
Preferred Stock	3,215,965	2,330,417	3.3%
Rights	154,404	65,651	0.1%
Warrants	—	2,114,916	3.0%

Total Invested Assets	$69,403,851	$69,976,166	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of September 30, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. The investments underlying the TRS had a notional amount and market value of $38,185,770 and $37,463,810, respectively, as of September 30, 2017. The TRS was not in place as of December 31, 2016.

Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$43,179,442	$42,494,389	39.5%
Senior Secured Loans — Second Lien	13,941,393	13,682,512	12.7%
Senior Secured Loans — Escrow Loan	87,816	8,750	0.0%
Asset-Backed Securities	1,968,094	1,961,079	1.8%
Closed-End Mutual Funds	14,154	15,305	0.0%
Corporate Bonds	38,068,077	37,556,876	35.0%
Common Stocks	6,960,276	7,210,081	6.7%
Preferred Stock	3,215,965	2,330,417	2.2%
Rights	154,404	65,651	0.1%
Warrants	—	2,114,916	2.0%

Total Invested Assets	$107,589,621	$107,439,976	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the composition of our invested assets by class of financial asset at amortized cost and fair value as of December 31, 2016:

	December 31, 2016
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$27,394,540	$28,864,108	36.9%
Senior Secured Loans — Second Lien	12,790,248	12,673,072	16.2%
Senior Secured Loans — Escrow Loan	87,816	17,500	0.0%
Asset-Backed Securities	2,576,709	2,614,217	3.3%
Convertible Bonds	569,431	700,625	0.9%
Corporate Bonds	28,847,813	28,113,471	35.9%
Common Stocks	6,170,708	4,532,375	5.8%
Rights	154,404	96,288	0.1%
Warrants	—	678,940	0.9%

Total Invested Assets	$78,591,669	$78,290,596	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our invested assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Number of Investments	40		42
% Variable Rate (based on fair value)	54	%(1)	53%
% Non-Income Producing Equity or Other Investments (based on fair value)	5	%(1)	3%
Weighted Average Purchase Price of Investments (as a % of par or stated value)	87.51	%(1)	87.40%
Weighted Average Credit Rating of Investments that were Rated	Caa1	(1)	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0	%(1)(2)	0	%(2)

(1)	Includes positions underlying the TRS.
(2)	Represents less than 0.5%.

Portfolio Composition by Strategy and Industry

	September 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	$2,223,759	3.2%	$3,639,776	4.7%
Broadly Syndicated – Public	8,836,231	12.6%	8,548,645	10.9%
Middle-Market	56,955,097	81.4%	63,487,958	81.1%
Opportunistic/Other	1,961,079	2.8%	2,614,217	3.3%

Total Invested Assets	$69,976,166	100.0%	$78,290,596	100.0%

Broadly, syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$136,000	0.2%	$73,665	0.1%
Energy	653,588	0.9%	5,293,496	6.8%
Financial	3,911,384	5.6%	2,614,217	3.3%
Healthcare	51,141,186	73.1%	48,076,536	61.5%
Media/Telecommunications	1,331,231	1.9%	4,087,500	5.2%
Real Estate Investment Trusts (REITs)	5,312,281	7.6%	2,200,805	2.8%
Retail	2,984,562	4.3%	4,105,999	5.2%
Service	—	0.0%	3,791,110	4.8%
Technology	—	0.0%	5,120,935	6.5%
Telecommunication Services	2,282,175	3.2%	943,020	1.2%
Utilities	2,223,759	3.2%	1,983,313	2.6%

Total Invested Assets	$69,976,166	100.0%	$78,290,596	100.0%

As of September 30, 2017, we did not “control” and were not an “affiliated person,” each as defined in the 1940 Act, of any of our portfolio companies. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

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

Summary Description of Top Portfolio Companies/Investments

As of September 30, 2017 and December 31, 2016, 65% and 65% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of September 30, 2017 and December 31, 2016, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $9.1 million and $11.3 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

U.S. Renal Care: As of September 30, 2017 and December 31, 2016, we held senior secured loans in US Renal Care, Inc. (“U.S. Renal Care”) having an aggregate fair value of $8.3 million and $4.0 million, respectively. U.S. Renal Care develops, acquires, and operates a network of outpatient, home, and specialty dialysis centers for serving patients suffering from chronic kidney failures in the United States. The company provides in-center and at-home hemodialysis and peritoneal dialysis services for end stage renal diseases. It operates outpatient, home, and specialty dialysis programs. The company also manages various acute setting dialysis programs in conjunction with local community hospitals. It also serves families, caregivers and physicians. U.S. Renal Care was founded in 2000 and is based in Plano, Texas. Upon completing an acquisition of DSI Renal in January 2016, U.S. Renal Care became third-largest provider of dialysis services in the United States, with approximately 300 outpatient dialysis facilities across 32 states/territories.

Valeant Pharmaceuticals International, Inc.: As of September 30, 2017 and December 31, 2016, we held senior secured loans and corporate bonds of Valeant Pharmaceuticals, Inc. (“Valeant”) having an aggregate fair value of $12.0 million and $3.4 million, respectively. Valeant is a multinational, specialty pharmaceutical and medical device company that develops, manufacturers, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter products, and medical devices, which are marketed directly or indirectly in over 100 countries. The company’s broad portfolio of over 1,800 products is primarily focused in the areas of dermatology, gastrointestinal disorders, eye health (including Bausch + Lomb), neurology and branded generics. Valeant is headquartered in Laval, Quebec.

Quorum Health Corp.: As of September 30, 2017 and December 31, 2016, we held first lien senior secured loans and corporate bonds of Quorum Health Corp. (“Quorum”) having an aggregate fair value of $7.2 million and $11.7 million, respectively. Quorum Health Corporation is a leading provider of hospital and outpatient healthcare services focused on facility-based acute care in rural and mid-sized markets. As of July 11, 2017, the company owned or leased 32 hospitals located across 16 states with an aggregate of approximately 3,100 licensed beds. Approximately 84% of the company’s hospitals are sole providers in their local markets. Quorum also provides hospital management advisory and healthcare consulting services through its wholly-owned subsidiary, Quorum Health Resources. Quorum was formed through a spin-off of select assets from Community Health Systems Inc. completed in April 2016. The company is headquartered in Nashville, TN.

DJO Finance, LLC / DJO Finco Inc.: As of September 30, 2017, we held the first lien secured loan and corporate bonds of DJO Finance, LLC (“DJO”) with an aggregate fair value of $5.9 million. We did not hold any such investments as of December 31, 2016. DJO is a global developer, manufacturer and distributor of a diverse range of medical devices for musculoskeletal health, vascular health and pain management, including rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems, compression garments, therapeutic shoes, electrical stimulators and physical therapy products.

Endo Finance, LLC / Endo Finco Inc.: As of September 30, 2017, we held corporate bonds of Endo Finance, LLC (“Endo”) with an aggregate fair value of $3.3 million. We did not hold any such investments as of December 31, 2016. Endo is a generics and specialty branded pharmaceutical company, with a portfolio of over 250 prescription product families focused in the areas of pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others. The company’s portfolio includes products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids, injectables, liquids, nasal sprays, ophthalmics and transdermal patches. Endo has global headquarters in Dublin, Ireland, and U.S. headquarters in Malvern, PA.

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

iHeart Communications, Inc.: As of September 30, 2017 and December 31, 2016 we held first lien senior secured loans and bonds of iHeart Communications, Inc. (“iHeart”) having an aggregate fair value of $5.2 million and $4.1 million, respectively. iHeart is the largest broadcast radio and events business in the United States, and owns 90% of Clear Channel Outdoor, one of the world’s largest outdoor advertising companies. The company owns and operates approximately 850 broadcast radio stations in the United States and almost 1 million outdoor advertising displays in 45 countries. iHeartMedia also operates the iHeartRadio streaming app with 96 million registered users.

Vistra Energy: As of September 30, 2017 and December 31, 2016, we held common stock and rights shares of Vistra Energy (OTC:VSTE) (“Vistra Energy”) having an aggregate fair value of $2.2 million and $1.0 million, respectively. Vistra Energy is the largest electric power generator and retail electric provider in Texas, with other 16 GW of generation capacity and over 1.7 million retail customers. Vistra Energy was formerly named Texas Competitive Electric Holdings. The company emerged from bankruptcy on October 3, 2016. Upon emergence from bankruptcy, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity is now listed on the New York Stock Exchange.

Results of Operations for the three and nine months ended September 30, 2017 and September 30, 2016

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

Expenses

For the three and nine months ended September 30, 2017, respectively, we had total net operating expenses of $193,689 or $0.02 per share and $933,621 or $0.11 per share. Our total net operating expenses were $353,096 or $0.06 per share and $803,911 or $0.19 per share, for the three and nine months ended September 30, 2016, respectively. Base management fees attributed to the Adviser of $305,288 and $1,106,346 for the three and nine months ended September 30, 2017, respectively, which were voluntarily waived for both periods. Our operating expenses include base management fees attributed to the Adviser of $363,595 and $797,215 for the three and nine months ended September 30, 2016, respectively, which were voluntarily waived for both periods. Our expenses include administrative services expenses attributed to the Adviser of $69,308 and $229,520 for the three and nine months ended September 30, 2017, respectively, which were voluntarily waived for both periods. Administrative services expenses attributed to the Adviser of $72,719 and $159,441, for the three and nine months ended September 30, 2016, respectively, were voluntarily waived for both periods. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets.

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment (1)	Administrator fees Waived and Subject to Recoupment(1)	Recoupment Eligibility Expiration
September 30, 2017	$305,288	$69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	September 30, 2019
June 30, 2016	74,421	14,884	June 30, 2019

Total	$1,870,592	$382,369

(1)	The Advisor has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Advisor balance on the Statement of Assets and Liabilities.

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Our other expenses subject to the Expense Limitation Agreement for three and nine months ended September 30, 2017 were $351,204 and $983,110, respectively, and consisted of the following:

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Audit and tax fees	$58,382	$161,527
Legal fees	46,772	127,296
Custodian and accounting service fees	79,982	234,276
Reports to stockholders	—	95,887
Stock transfer fee	136,158	305,530
Directors’ fees	4,526	11,129
Other expenses	25,384	47,465

Total	$351,204	$983,110

Our other expenses subject to the Expense Limitation Agreement for the three and nine months ended September 30, 2016 were $236,661 and $803,909, respectively, and consisted of the following:

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

Net Investment Income

We earned net investment income of $1,377,808 or $0.15 per share, and $1,030,934, or 0.19 per share, for the three months ended September 30, 2017 and September 30, 2016, respectively. We earned net investment income of $5,228,770 or $0.63 per share, and $2,198,307, or 0.52 per share for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $2,004,759 and $8,034,499 during the three months ended September 30, 2017 and September 30, 2016, respectively, from which we realized a net gains/(losses) of $141,187 and $695,515, respectively. We had sales or principal repayments of $72,746,045 and $27,907,573 during the nine months ended September 30, 2017 and September 30, 2016, respectively, from which we realized a net gains/(losses) of $(272,623) and $1,197,232, respectively. The net realized loss on the TRS was $(524,777) and $(524,777) for the three and nine months ended September 30, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended September 30, 2017 and September 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $(774,650) or $(0.09) per share, and $1,191,250 or $0.22 per share, respectively. For the nine months ended September 30, 2017 and September 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $873,388 or $0.11 per share, and $3,844,531 or $0.90 per share, respectively. The net change in unrealized appreciation (depreciation) on the TRS was $(421,401) and $(633,427) for the three and nine months ended September 30, 2017. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2017 and September 30, 2016 was primarily driven by the performance of the Toys ‘R’ US, Inc. Term B-4 Loan and the performance of the Ortho-Clinical Diagnostics Holdings Bond, respectively.

Net Increase from Payment from Affiliates

For the three months ended September 30, 2017 and September 30, 2016, the Adviser committed $0 and $0, respectively to the Company to voluntarily reimburse the Company for unrealized losses sustained. For the nine months ended September 30, 2017 and September 30, 2016, the Adviser committed $0 and $872,000, respectively to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the NAV as of September 30, 2017 would have been lower by approximately this amount. These commitments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2017 and September 30, 2016, the net increase/(decrease) in net assets resulting from operations was $4,671,331 or $0.56 per share, and $8,112,070, or $1.91 per share, respectively.

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Income	$6,162,391	$3,002,218
Net expenses	(933,621)	(803,911)
Net realized gain/(loss)	(797,400)	1,197,232
Net unrealized appreciation (depreciation)	239,961	3,844,531
Net increase from amounts committed by affiliates	—	872,000

Total	$4,671,331	$8,112,070

For the three months ended September 30, 2017 and September 30, 2016, the net increase/(decrease) in net assets resulting from operations was $(201,833) or $(0.02) per share, and $2,917,699, or $0.53 per share, respectively.

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016
Income	$1,571,497	$1,384,030
Net expenses	(193,689)	(353,096)
Net realized gain/(loss)	(383,590)	695,515
Net unrealized appreciation (depreciation)	(1,196,051)	1,191,250
Net increase from amounts committed by affiliates	—	—

Total	$(201,833)	$2,917,699

Financial Condition, Liquidity and Capital Resources

As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $6,791,502 and $3,948,113, respectively. As of September 30, 2017 and December 31, 2016, $6,620,362 and $3,913,546 was held in the State Street U.S. Government Money Market Fund, and $171,140 and $34,567 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate through June 30, 2017 the Adviser controls 2,117,895 shares, including reinvestment of dividends, for a net amount of approximately $20.2 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $1,453,224 and $2,142,925 for the nine months ended September 30, 2017 and September 30, 2016, and were offset against capital in excess of par value on the financial statements.

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

As of September 30, 2017 and December 31, 2016, $0 and $11,200,000, respectively, were outstanding under the Credit Facility. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of September 30, 2017, all such financing costs have been amortized to interest expense.

For the three and nine months ended September 30, 2017 and September 30, 2016 the components of total interest expense were as follows:

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Direct interest expense	$—	$42,325
Commitment fees	—	8,054
Amortization of financing costs	—	—

Total	$—	$50,379

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Direct interest expense	$40,511	$69,759
Commitment fees	9,758	36,478
Amortization of financing costs	—	—

Total	$50,269	$106,237

On June 13, 2017, the Company, entered into the TRS with BNP Paribas over one or more loans, with a maximum aggregate notional amount of the portfolio debt securities subject to the TRS of $40 million.

As of September 30, 2017, the TRS had a notional amount of $38,185,770 and a market value of $37,463,810. Cash collateral of $13,120,000 was posted against the TRS. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2017 and December 31, 2016, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended September 30, 2017 and September 30, 2016, the Company recognized a reduction of ($315,928) and accrued $313,850 of incentive fees on capital gains, respectively. For the nine months ended September 30, 2017 and September 30, 2016, the Company recognized a reduction of ($111,488) and accrued $313,850 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $64,079 of incentive fees on capital gains in aggregate, all of which was voluntarily waived.

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

Our organization and offering costs together are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of September 30, 2017, $4,139,919 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the nine months ended September 30, 2017 and September 30, 2016, the Company did not distribute in excess of net investment income.

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

For the nine months ended September 30, 2017, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend[1]	Dividends Reinvested
9/27/2017	$0.0554	$505,439	$331,096
8/30/2017	0.0554	497,727	328,315
8/2/2017	0.0692	610,689	403,364
6/28/2017	0.0554	481,256	318,649
5/31/2017	0.0692	580,257	385,226
4/26/2017	0.0554	445,910	295,916
3/29/2017	0.0554	431,714	286,868
3/1/2017	0.0554	418,078	277,772
2/1/2017	0.0692	499,353	332,190

Total	$0.5400	$4,470,423	$2,959,396

[1]	For the current period, there were no dividends classified as a return of capital.

For the year ended December 31, 2016, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend[1]	Dividends Reinvested
12/31/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
10/30/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/31/2016	0.055	277,907	200,860
6/29/2016[2]	0.055	255,731	190,535
6/1/2016[3]	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,503

[1]	For the year ended December 31, 2016, there were no dividends classified as a return of capital.
[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
[3]	Beginning in May 2016, we began declaring dividends weekly.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate through September 30, 2017, the Adviser controls 2,117,895 shares, including reinvestment of dividends, for a net amount of approximately $20.2 million.

•	Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the NAV as of September 30, 2017 would have been lower by approximately this amount. These commitments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

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

As of September 30, 2017, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
Gemphire Therapeutics, Inc.	Warrant	$922,980
Caredex, Inc.	Warrant	807,762
PAMCO CLO 1997-1A B	Asset-Backed	288,776
SCYNEXIS, Inc.	Warrant	231,429
Kadmon Holdings, Inc.	Warrant	47,924
Galena Biopharma, Inc.	Warrant	335

As of December 31, 2016, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
CareDx, Inc.	Warrant	$395,318
SCYNEXIS, Inc.	Warrant	259,771
PAMCO CLO 1997-1A B	Asset-Backed	275,625
Galena Biopharma, Inc.	Warrant	23,851

The Company values the TRS in accordance with the agreement (the “TRS Agreement”) with BNP Paribas (“BNP Paribas”) that establish the TRS. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued based on indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Valuation Committee and the Board review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Valuation Committee or the Board have any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the TRS, see Note 7 to the financial statements included herein.

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and six months ended September 30, 2017 and September 30, 2016, the Adviser incurred and paid $0 of organization costs on our behalf. For the period from our inception to September 30, 2017, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and nine months ended September 30, 2017, the Adviser incurred offering costs of $167,797 and $898,423, respectively, on our behalf. For the three and nine months ended September 30, 2016, the Adviser incurred offering costs of $275,719 and $732,086, respectively, on our behalf. For the three and nine months ended September 30, 2017, the Company capitalized $41,632 and $213,880 of offering costs, respectively. For the three and nine months ended September 30, 2016, the Company capitalized $117,192 and $317,141 of offering costs, respectively. Of the capitalized offering costs, $91,937 and $308,713 were amortized to expense during the three and nine months ended

September 30, 2017, respectively. Of the capitalized offering costs, $64,887 and $104,135 were amortized to expense during the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and September 30, 2016, $133,722 and $213,006 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of $5,032,664 of organization and offering costs exceeds 1% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $4,139,919 of these costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of September 30, 2017, 54% (based on fair value) of the investments in our portfolio had floating interest rates (including investments underlying the TRS). These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis.

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

Assuming that the Statements of Assets and Liabilities as of September 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	(Increase) decrease in interest expense	Increase (decrease) in net investment income
Down 25 basis points	$(140,207)	$88,139	$(52,068)
Up 50 basis points	309,494	(176,279)	133,215
Up 100 basis points	619,135	(352,558)	266,577
Up 200 basis points	1,238,419	(705,115)	533,304
Up 300 basis points	1,857,703	(1,057,673)	800,030

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. As of September 30, 2017, 100% of the loans underlying the TRS paid variable interest rates.

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

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.10*	Control Agreement, dated and effective as of June 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company*

10.11*	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of June 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd.*

10.12	Committed Facility Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

Number	Description

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: November 9, 2017	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: November 9, 2017	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer