Form 10-K
period 2017-12-31
NexPoint Capital, Inc.
filed 2018-03-08
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in February 14, 2018. Since the registrant closed its public offering it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $10.75 per share. As of December 31, 2017, the Registrant had 9,804,321 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

As a result of the private placement to the Adviser and its affiliates, the Company successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base investment advisory fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of December 31, 2017, the Adviser controls 2,157,697 total shares, including reinvestment of dividends, for a net amount of approximately $20.9 million.

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

We seek to invest primarily in securities deemed by the Adviser to be high income generating debt investments and income generating equity securities of privately held companies in the United States. The portfolio may be concentrated primarily in senior floating rate debt securities, although we may invest without limit in securities that rank lower than senior secured instruments and may invest without limit in investments with a fixed rate of interest. We may buy syndicated loans, various tranches of CLOs and other debt instruments in the secondary market as well as originate debt so we can tailor the investment parameters more precisely to our needs. We also may invest a portion of the portfolio in equity securities that are non-income producing, when doing so will help us achieve our objective of long-term capital appreciation. We expect that, initially the size of our positions may range from $2 million to $25 million, although investments may be larger as our asset base increases. We may selectively make investments in amounts larger than $25 million in some of our portfolio companies. Prior to raising sufficient capital, we may make smaller investments. We may also invest without limitation in warrants and may also use derivatives, primarily swaps (including equity, variance and volatility swaps), options and futures contracts on securities, interest rates, commodities and/or currencies, as substitutes for direct investments the Company can make. We may also use derivatives such as swaps, options (including options on futures), futures, and foreign currency transactions (e.g., foreign currency swaps, futures and forwards) to any extent deemed by the Adviser to be in the best interest of the Company, and to the extent permitted by the 1940 Act, to hedge various investments for risk management and speculative purposes. We may invest up to 15% of our net assets in entities that are excluded from registration under the 1940 Act by virtue of sections 3(c)(1) and 3(c)(7) of the 1940 Act (such as private equity funds or hedge funds). This limitation does not apply to any CLOs, certain of which may rely on section 3(c)(1) or 3(c)(7) of the 1940 Act.

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

As of December 31, 2017, our investment portfolio, with a total fair value of $94.0 million, consisted of 41 positions in portfolio companies (calculated as a percentage of total net assets: 15.9% in first lien senior secured loans, 4.7% in second lien senior secured loans, 3.5% in unsecured loans, 56.0% in corporate bonds, 2.1% in asset-backed securities, 0.9% in warrants, 14.7% in common stock, 2.1% in preferred stocks, and 0.1% in rights). As of December 31, 2017, including investments underlying our total return swap with BNP Paribas (the “TRS”) on a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 88.70% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 7.70% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Recent Developments

On December 8, 2017, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, paid on January 31, 2018, to the stockholders of record on January 2, 2018, January 8, 2018, January 16, 2018, January 22, 2018, and January 29, 2018.

On January 4, 2018, the Company increased its public offering price from $10.58 per share to $10.60 per share. The increase in the public offering price was effective as of our January 3, 2018 closing and first applied to subscriptions received from December 27, 2017 through January 2, 2018.

On January 10, 2018, the Company increased its public offering price from $10.60 per share to $10.64 per share. The increase in the public offering price was effective as of our January 10, 2018 closing and first applied to subscriptions received from January 3, 2018 through January 9, 2018.

On January 18, 2018, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on February 28, 2018, to the stockholders of record on February 5, 2018, February 12, 2018, February 20, 2018, and February 26, 2018.

On January 24, 2018, the Company increased its public offering price from $10.64 per share to $10.69 per share. The increase in the public offering price was effective as of our January 24, 2018 closing and first applied to subscriptions received from January 17, 2018 through January 23, 2018.

On January 31, 2018, the Company increased its public offering price from $10.69 per share to $10.75 per share. The increase in the public offering price was effective as of our January 31, 2018 closing and first applied to subscriptions received from January 24, 2018 through January 30, 2018.

On February 14, 2018, the Company closed the offering of its shares to new investors. The Company continued to offer and sell its shares to investors up to this date. All organization and offering costs as of December 31, 2017 that are in excess of 1% of total gross proceeds raised prior to the closing of the offering are no longer recoupable. See Note 4 for additional information on organization and offering costs.

On February 26, 2018, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on March 28, 2018, to the stockholders of record on March 5, 2018, March 12, 2018, March 19, 2018, and March 26, 2018.

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

The Adviser and its affiliates’ credit platform has been through many credit cycles, and the Adviser and its affiliates remain a recognized leader in the credit space, winning numerous industry awards and recognition from peers. The Adviser and its affiliates have a proprietary credit underwriting process and maintain coverage of many public and non-public companies across all sectors. Investments are reviewed by the analyst team and approved by a credit committee that meets daily. The process includes on-going monitoring of all investments. Highland and its affiliates have a team of 8 investment professionals dedicated to the healthcare sector.

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

Healthcare is a defensive and stable sector that has experienced out-sized growth and consistency during the past four decades. There are three primary growth drivers of healthcare: (1) demographics, (2) price inflation and (3) per-person utilization of care. The historical demographic growth rate has been 0.97%. Price inflation in healthcare has added an additional 5.30%, almost double the baseline U.S. GDP growth rate since 1970 of 2.90%. Per-person utilization is a function of access to health insurance as well as aging demographics. In the past three decades, the population above age 90 has tripled and is expected to quadruple over the next three decades. Due to these drivers, healthcare has moved from 3% of GDP in 1980 to approximately 18% today and is expected to continue to grow.

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

To the extent that we utilize a REIT subsidiary that directly incurs leverage in the form of debt (as opposed to non-recourse borrowings made through special purpose vehicles), the amount of such recourse leverage used by us will be consolidated and treated as senior securities for purposes of complying with the 1940 Act’s limitations on leverage. Accordingly, it is our present intention to utilize leverage through debt or borrowings in an amount not to exceed 50% of our total assets (i.e., to maintain 200% asset coverage), less the amount of any nonrecourse direct debt or borrowing by a REIT subsidiary, if any. Because a REIT subsidiary’s preferred shares would represent a small amount of leverage by the REIT subsidiary, such leverage will also be consolidated for purposes of complying with the 1940 Act’s limitations on our ability to issue preferred shares.

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

Proxy Voting Records

You may obtain information without charge about how we voted proxies by making a written request for proxy voting information to: Investor Relations, 300 Crescent Court, Suite 700, Dallas, Texas 75201, or by calling us collect at (844) 485-9167.

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

Other

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of our independent directors and/or appropriate exemptive relief. Our investment adviser and its affiliates, including persons that control, are controlled by, or are under common control with, us or our investment adviser, are also considered to be our affiliates under the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into “joint” transactions with such affiliates without the prior approval of our independent directors and, in some cases, exemptive relief from the SEC.

We may, however, invest alongside the Adviser’s, and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations and specific exemptive relief from the SEC. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We, Highland Capital Management Fund Advisors L.P. and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and other accounts managed by the Adviser or its affiliates, subject to certain conditions. We may also invest alongside our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of our investment adviser and its affiliates (including clients that may pay higher fees to NexPoint Advisors or its affiliates or in which our portfolio managers have personal interest in the receipt of such fess). If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our investment adviser’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our investment adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata, based on the amount that each such party would have invested if sufficient securities or loan amounts were available. The allocation policies and procedures are intended to assist NexPoint Advisors and its affiliates in ensuring that investment opportunities will be allocated to us fairly and equitably.

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

If we qualify as a RIC (i.e., satisfy the source of income and diversification requirements described in (i) and (ii) above) and satisfy the annual distribution requirement described in (iii) above, we will not be subject to U.S. federal income tax on income distributed in a timely manner to our shareholders in the form of dividends (including Capital Gain Dividends, as defined below). If we were not a “publicly offered” RIC within the meaning of Code Section 67(c)(2)(B) for any year, such status would potentially render distributions to our shareholders non-deductible by virtue of the terms of our distribution reinvestment plan, which would bear adversely on our ability to satisfy the foregoing distribution requirements to qualify as a RIC accorded special tax treatment for such year.

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

We intend to distribute at least annually to our shareholders all or substantially all of our investment company taxable income (computed without regard to the dividends-paid deduction) and, in general, our net capital gain (that is, the excess of net long-term capital gain over net short-term capital loss, in each case determined with reference to any loss carryforwards). Any investment company taxable income we retain will be subject to a corporate-level tax at regular corporate rates. We may also retain for investment our net capital gain. If we retain any net capital gain, it will be subject to corporate-level tax at regular corporate rates on the amount retained, but we may designate the retained amount as undistributed capital gains in a timely notice to our shareholders who would then, in turn, be (i) required to include in income for U.S. federal income tax purposes, as long-term capital gain, their shares of such undistributed amount, and (ii) entitled to credit their proportionate shares of the tax we paid on such undistributed amount against their U.S. federal income tax liabilities, if any, and to claim refunds on a properly-filed U.S. tax return to the extent the credit exceeds such liabilities. If we make this designation, for U.S. federal income tax purposes, the tax basis of shares owned by one of our shareholders would be increased by an amount equal to the difference between the amount of undistributed capital gains included in the shareholder’s gross income under clause (i) of the preceding sentence and the tax deemed paid by the shareholder under clause (ii) of the preceding sentence. We are not required to, and there can be no assurance we will, make this designation if we retain all or a portion of our net capital gain in a taxable year.

In determining its net capital gain, including in connection with determining the amount available to support a Capital Gain Dividend (as defined below), its taxable income, and its earnings and profits, a RIC generally may elect to treat part or all of any post-October capital loss (defined as any net capital loss attributable to the portion of the taxable year after October 31 or, if there is no such loss, the net long-term capital loss or net short-term capital loss attributable to such portion of the taxable year) or late-year ordinary loss (generally, the sum of its net ordinary loss from the sale, exchange or other taxable disposition of property, attributable to the portion of the taxable year after October 31, as if incurred in the succeeding taxable year.

If in a calendar year we fail to distribute at least an amount equal to the sum of 98% of our ordinary income for such year and 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of such year (unless an election is made to use our taxable year), plus any such undistributed amounts from the prior year, we will be subject to a nondeductible 4% excise tax on the undistributed amounts. For purposes of the required excise tax distribution, a RIC’s ordinary gains and losses from the sale, exchange or other taxable disposition of property that would otherwise be taken into account after October 31 of a calendar year generally (unless an election is made to use our taxable year) are treated as arising on January 1 of the following calendar year. Also, for these purposes, we will be treated as having distributed any amount on which we have been subject to corporate income tax in the taxable year ending with the calendar year. We reserve the right to pay the excise tax when circumstances warrant.

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

The price of common shares purchased at any time may reflect the amount of a forthcoming distribution. If you purchase common shares just prior to a distribution, you will receive a distribution that will be taxable to you even though it economically represents in part a return of your invested capital.

Your broker or other intermediary will send you information after the end of each year setting forth the amount and tax status of any dividends or other distributions we pay to you.

For U.S. federal income tax purposes, distributions of investment income are generally taxable as ordinary income. Taxes on distributions of capital gains are determined by how long we have owned or are treated as having owned the investments that generated them, rather than how long a shareholder has owned his or her shares. In general, we will recognize long-term capital gain or loss on investments we have owned (or are deemed to have owned) for more than one year, and short-term capital gain or loss on investments we have owned (or are deemed to have owned) for one year or less. Distributions of net capital gain that we properly report as capital gain dividends (“Capital Gain Dividends”) will generally be taxable to shareholders as long-term capital gains. Distributions from capital gains are generally made after applying any available capital loss carryforwards. Distributions of net short-term capital gain (that is, the excess of net short-term capital gain over net long-term capital loss) will generally be taxable to shareholders receiving such distributions as ordinary income. Distributions of investment income we report as derived from “qualified dividend income” will be taxed in the hands of individuals at the rates applicable to long-term capital gain, provided holding period and other requirements are met at both the shareholder and corporate level. We do not expect a significant portion of our distributions to be derived from qualified dividend income.

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

In general, dividends of net investment income received by our corporate shareholders will qualify for the dividends-received deduction generally available to corporations to the extent of the amount of eligible dividends we receive from domestic corporations for the taxable year. A dividend we receive will not be treated as a qualifying dividend (i) if it has been received with respect to any share of stock that we have held for less than 46 days (91 days in the case of certain preferred stock) during the 91-day period beginning on the date which is 45 days before the date on which such share becomes ex-dividend with respect to such dividend (during the 181-day period beginning 90 days before such date in the case of certain preferred stock) or (ii) to the extent that we are under an obligation (pursuant to a short sale or otherwise) to make related payments with respect to positions in substantially similar or related property. Moreover, the dividends-received deduction may be disallowed or reduced (i) if the corporate shareholder fails to satisfy the foregoing requirements with respect to our shares or (ii) by application of various provisions of the Code (for instance, the dividends-received deduction is reduced in the case of a dividend received on debt-financed portfolio stock (generally, stock acquired with borrowed funds)). We do not expect a significant portion of our distributions to be eligible for this corporate dividends-received deduction.

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

Subject to any future regulatory guidance to the contrary, any distribution of income attributable to qualified real estate investment trust (“REIT”) dividends or master limited partnership income from our investment in a REIT or master limited partnership, as applicable, will ostensibly not qualify for the deduction that would be available to a non-corporate shareholder were the shareholder to own such REIT or master limited partnership directly.

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

If for any taxable year we were not a “publicly offered” RIC within the meaning of Code Section 67(c)(2)(B), certain of our direct and indirect expenses, including the management fee, the incentive fee and certain other advisory expenses, would be subject to special “pass-through” rules. Such rules would treat these expenses as additional dividends to certain of our direct or indirect shareholders (generally including other RICs that are not “publicly offered,” individuals and entities that compute their taxable income in the same manner as an individual) and, under current law, are not deductible by those shareholders that are individuals (or entities that compute their taxable income in the same manner as an individual).

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

Tax Implications of Certain Investments

Some debt obligations with a fixed maturity date of more than one year from the date of issuance that we acquire in the secondary market may be treated as having “market discount.” Very generally, market discount is the excess of the stated redemption price of a debt obligation (or in the case of an obligation issued with OID (as defined below), its “revised issue price”) over the purchase price of such obligation. Subject to the discussion below regarding Section 451 of the Code, generally, any gain recognized on the disposition of, and any partial payment of principal on, a debt obligation having market discount is treated as ordinary income to the extent the gain, or principal payment, does not exceed the “accrued market discount” on such debt obligation. Alternatively, a holder may elect to accrue market discount currently. As of the date of this prospectus, we have made this election, and therefore we are required to include currently any accrued market discount on such debt obligations in our taxable income (as ordinary income) and thus distribute it over the terms of the obligations, even though payment of those amounts is not received until a later time, upon partial or full repayment or disposition of the applicable debt obligations. We reserve the right to revoke this election at any time pursuant to applicable IRS procedures. The rate at which market discount accrues, and thus is included in our income, will depend upon which of the permitted accrual methods we elect. Notwithstanding the foregoing, effective for taxable years beginning after 2017, Section 451 of the Code generally requires any accrual method taxpayer to take into account items of gross income no later than the time at which such items are taken into account as revenue in the taxpayer’s financial statements. The application of Section 451 to the accrual of market discount is currently unclear. If Section 451 applies to the accrual of market discount, we must include in income any market discount as we take the same into account on our financial statements.

In addition, some debt obligations with a fixed maturity date of more than one year from the date of issuance (and zero-coupon debt obligations with a fixed maturity date of more than one year from the date of issuance) that we originate or acquire will be treated as debt obligations that are issued originally at a discount. Generally, the amount of the original issue discount (“OID”) is treated as interest income and is included in taxable income (and we are required to distribute it) over the term of the debt obligation, even though payment of that amount is not received until a later time, upon partial or full repayment or disposition of the debt obligation. In addition, payment-in-kind (“PIK”) securities we originate or acquire will give rise to income which is required to be distributed and is taxable even though we receive no interest payment in cash on the security during the year in which the income was accrued.

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

Investments in distressed debt obligations that are at risk of or in default present special tax issues. Tax rules are not entirely clear about issues such as whether and to what extent we should recognize market discount on these debt obligations; when we may cease to accrue interest, OID or market discount; when and to what extent we may take deductions for bad debts or worthless securities; and how we should allocate payments received on obligations in default between principal and income. We will address these and other related issues when, as and if we invest in such obligations, in order to seek to ensure that we distribute sufficient income to preserve our eligibility for treatment as a RIC and do not become subject to U.S. federal income or excise tax.

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

If we own (directly or indirectly) 10% or more of the total combined voting power of all classes of stock of a foreign corporation or 10% or more of the total value of shares of all classes of stock of a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments and certain debt tranche investments in a CLO treated as CFC), we are a “U.S. Shareholder” for purposes of the CFC provisions of the Code. A CFC is a foreign corporation that, on any day of its taxable year, is owned (directly, indirectly, or constructively) more than 50% (measured by voting power or value) by U.S. Shareholders. A U.S. Shareholder is required to include in gross income for U.S. federal income tax purposes for each taxable year of the U.S. Shareholder its pro rata share of its CFC’s “subpart F income” for the CFC’s taxable year ending within the U.S. Shareholder’s taxable year whether or not such income is actually distributed by the CFC. Subpart F income generally includes interest, OID, dividends, net gains from the disposition of stocks or securities, net gains from transactions (including futures, forward, and similar transactions) in commodities, receipts with respect to securities loans, and net payments received with respect to equity swaps and similar derivatives. Subpart F income is treated as ordinary income, regardless of the character of the CFC’s underlying income. To the extent we invest in CFCs, if any, and recognize subpart F income in excess of actual cash distributions from such CFCs, if any, we may be required to sell assets (including when it is not advantageous to do so) to generate the cash necessary to distribute as dividends to our shareholders all of our income and gains and therefore to eliminate any corporate-level tax liability.

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

Backup Withholding

Your broker or other intermediary may be required to withhold, for U.S. federal backup withholding tax purposes, a portion of the dividends, distributions and redemption proceeds payable to a non-corporate shareholder who fails to provide the broker or other intermediary with the shareholder’s correct taxpayer identification number (in the case of an individual, generally, such individual’s social security number) or to make the required certification, or who has been notified by the IRS that such shareholder is subject to backup withholding. Certain shareholders are exempt from backup withholding. Backup withholding is not an additional tax and any amount withheld may be refunded or credited against your U.S. federal income tax liability, if any, provided that you furnish the required information to the IRS.

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

When we make a tender offer for our shares (as described in “Share Repurchase Program”) and you tender all common shares you hold, or are considered to be holding, and you do not hold (directly or by attribution) any other units of our shares (e.g., preferred shares, if any), you will be treated as having sold your shares and generally will realize a capital gain or loss. If you tender fewer than all of your common shares or continue to hold (directly or by attribution) other units of our shares (e.g., preferred shares, if any), there is some risk that you may be treated as having received a distribution under Section 301 of the Code (“Section 301 distribution”) unless the redemption is treated as being either (i) “substantially disproportionate” or (ii) otherwise “not essentially equivalent to a dividend” under the relevant rules of the Code. A Section 301 distribution is not treated as a sale or exchange giving rise to a capital gain or loss, but rather is treated as a dividend to the extent supported by our current and accumulated earnings and profits, with the excess treated as a return of capital reducing your tax basis in Company shares, and thereafter as capital gain. Where a redeeming shareholder is treated as receiving a dividend, there is a risk that non-tendering shareholders whose interests in the Company increase as a result of such tender will be treated as having received a taxable distribution from us. Dividend treatment of a tender would also affect the amount and character of income that we are required to distribute for the year in which the redemption occurred. It is possible that such a dividend would qualify as “qualified dividend income”; otherwise, it would be taxable as ordinary income. To the extent we recognize net gains on the liquidation of portfolio securities to meet such tenders, we will be required to make additional distributions to our common shareholders.

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

In general, the Code defines (1) “short-term capital gain dividends” as distributions of net short-term capital gains in excess of net long-term capital losses and (2) “interest-related dividends” as distributions from U.S. source interest income of types similar to those not subject to U.S. federal income tax if earned directly by an individual foreign shareholder, in each case to the extent such distributions are properly reported as such by us in a written notice to shareholders. The exceptions to withholding for Capital Gain Dividends and short-term capital gain dividends do not apply to (A) distributions to an individual foreign shareholder who is present in the United States for a period or periods aggregating 183 days or more during the year of the distribution and (B) distributions attributable to gain that is treated as effectively connected with the conduct by the foreign shareholder of a trade or business within the United States under special rules regarding the disposition of U.S. real property interests. The exception to withholding for “interest-related dividends” does not apply to distributions to a foreign shareholder (A) that has not provided a satisfactory statement that the beneficial owner is not a U.S. person, (B) to the extent that the dividend is attributable to certain interest on an obligation if the foreign shareholder is the issuer or is a 10% shareholder of the issuer, (C) that is within certain foreign countries that have inadequate information exchange with the United States, or (D) to the extent the dividend is attributable to interest paid by a person that is a related person of the foreign shareholder and the foreign shareholder is a controlled foreign corporation. We are permitted to report such part of our dividends as interest-related and/or short-term capital gain dividends as are eligible, but are not required to do so. In the case of shares held through an intermediary, the intermediary may withhold even if we report all or a portion of a payment as an interest-related or short-term capital gain dividend to shareholders.

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

A foreign shareholder is not, in general, subject to U.S. federal income tax on gains (and is not allowed a deduction for losses) realized on the sale of our shares unless (i) such gain is effectively connected with the conduct of a trade or business carried on by such holder within the United States, (ii) in the case of an individual holder, the holder is present in the United States for a period or periods aggregating 183 days or more during the year of the sale and certain other conditions are met, or (iii) certain special rules relating to gain attributable to the sale or exchange of U.S. real property interests apply to the foreign shareholder’s sale of our shares.

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

Other Reporting and Withholding Requirements

Sections 1471-1474 of the Code, and the U.S. Treasury Regulations and IRS guidance issued thereunder (collectively, “FATCA”), generally require us to obtain information sufficient to identify the status of each of our shareholders under FATCA or under an applicable intergovernmental agreement (an “IGA”). If a shareholder fails to provide the required information or otherwise fails to comply with FATCA or an IGA, we or our agent may be required to withhold under FATCA 30% of ordinary dividends that we pay to that shareholder and, after December 31, 2018, 30% of the gross proceeds of the sale, redemption or exchange of our shares and certain capital gain dividends we pay to that shareholder. If we make a payment that is subject to FATCA withholding, we, or our agent, are required to withhold even if the payment would otherwise be exempt from withholding under rules applicable to non-U.S. shareholders (e.g., Capital Gain Dividends, short-term capital gain dividends and interest-related dividends). You are urged to consult your tax advisor regarding the applicability of FATCA and any other reporting requirements. In addition, foreign countries are considering, and may implement, laws similar in purpose and scope to FATCA.

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

An investment in our shares is not an investment in existing funds, accounts or other investment vehicles managed by the Adviser or its affiliates except to the extent that we, consistent with the 1940 Act, invest in such entities. Our performance, therefore, is distinct from the prior performance of such entities.

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

Beginning in 2007, and continuing through 2012, the global capital markets experienced a period of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on securities perceived to be risk free, such as U.S. Treasuries, as well as a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk in the syndicated loan market. These events were accompanied by the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of certain major financial institutions. These events contributed to a worsening of general economic conditions that materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions may return or worsen in the future including as a result of actions of the U.S. government, such as spending cuts, government shutdowns or other similar actions.

Since 2010, several European Union countries, including Greece, Spain, Italy, Portugal and Ireland, have faced severe budget issues, some of which are disrupting the economies of those countries and other European Union countries. There have been significant concerns about national-level support for the euro and the coordination of fiscal and wage policy among European Economic and Monetary Union (“EMU”)-member countries, and these concerns may persist or worsen. It is possible that one or more EMU member countries could abandon the euro and return to a national currency and/or that the euro will cease to exist as a single currency in its current form. The effects of such an abandonment or a country’s forced expulsion from the euro on that country, the rest of the EMU, and global markets are impossible to predict, but are likely to be negative. The exit of any country out of the euro may have an extremely destabilizing effect on other eurozone countries and their economies and a negative effect on the global economy as a whole. Such an exit by one country may also increase the possibility that additional countries may exit the euro should they face similar financial difficulties. In addition, in the event of one or more countries’ exit from the euro, it may be difficult to value investments denominated in euros or in a replacement currency. In June 2016, the United Kingdom approved a referendum to leave the EMU and on May 28, 2017, the United Kingdom delivered notice to the EMU, starting a formal two-year period in which the United Kingdom will negotiate the terms of its departure. Significant uncertainty remains in the market regarding the ramifications of that development, and the range and potential implications of possible political, regulatory, economic and market outcomes are difficult to predict.

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

If we fail to distribute in a calendar year at least an amount equal to the sum of 98% of our ordinary income for such year and 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of such year (unless an election is made to use our taxable year), plus any such undistributed amounts from the prior year, we will be subject to a nondeductible 4% excise tax on the undistributed amounts. We reserve the right to pay the excise tax when circumstances warrant.

Potential tax consequences if we were not a “publicly offered” RIC

If for any taxable year we were not a “publicly offered” RIC within the meaning of Code Section 67(c)(2)(B), certain of our direct and indirect expenses, including the management fee, the incentive fee and certain other advisory expenses, would be subject to special “pass-through” rules. Such rules would treat these expenses as additional dividends to certain of our direct or indirect shareholders (generally including other RICs that are not “publicly offered,” individuals and entities that compute their taxable income in the same manner as an individual) and, under current law, are not deductible by those shareholders that are individuals (or entities that compute their taxable income in the same manner as an individual).

To qualify for the special tax treatment accorded to RICs and their shareholders, we must, among other things, distribute to our shareholders with respect to each taxable year at least 90% of the sum of our “investment company taxable income” (as that term is defined in the Code, without regard to the deduction for dividends paid—generally taxable ordinary income and the excess, if any, of net short-term capital gains over net long-term capital losses) and any net tax-exempt interest income (the excess of our gross tax-exempt interest over certain disallowed deductions), for such year, in a manner qualifying for the dividends paid deduction. If we were not a “publicly offered” RIC within the meaning of Code Section 67(c)(2)(B) for any taxable year, such status would potentially render distributions to our shareholders non-deductible by virtue of the terms of our distribution reinvestment plan, which would bear adversely on our ability to satisfy the distribution requirements to qualify as a RIC accorded special tax treatment for such year.

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

In addition, the terms of indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to qualify for the special tax treatment accorded RICs and their shareholders under the Code. Furthermore, the terms of any credit facility and other indebtedness that we incur in the future may contain various covenants which, if not complied with, could accelerate repayment, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.

Assuming the utilization of leverage in the amount of 30% of the Company’s total assets and an annual interest rate of 2.86% payable on such leverage based on market rates as of December 31, 2017, the additional income that the Company must earn (net of expenses) in order to cover such leverage is 1.2% of net asset value (NAV). Actual costs of leverage may be higher or lower than that assumed in the example.

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

Assumed Return on Our Portfolio (Net of Expenses)	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder	-15.5%	-8.4%	-1.2%	5.9%	13.1%

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

Because loans are not ordinarily registered with the SEC or any state securities commission or listed on any securities exchange, there is usually less publicly available information about such instruments. In addition, loans may not be considered “securities” for purposes of the federal securities laws and, as a result, as a purchaser of these instruments, we may not be entitled to the anti-fraud protections of the federal securities laws. In the course of investing in such instruments, we may come into possession of material nonpublic information and, because of prohibitions on trading in securities of issuers while in possession of such information, we may be unable to enter into a transaction in a publicly-traded security of that issuer when it would otherwise be advantageous for us to do so. Alternatively, we may choose not to receive material nonpublic information about an issuer of such loans, with the result that we may have less information about such issuers than other investors who transact in such assets.

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

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to our investment adviser, may not be as favorable to us as they might be had they been negotiated with an unaffiliated third party. In addition, in deciding whether and how vigorously to enforce our rights and remedies under these agreements, our Board may, to the extent consistent with applicable law, take into account the value of our ongoing relationship with our investment adviser, our administrator and their respective affiliates.

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

We may, however, invest alongside the Adviser’s, and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and/or appropriate exemptive relief from the SEC. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We, Highland Capital Management Fund Advisors L.P. and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and other accounts managed by the Adviser or its affiliates, subject to certain conditions. We may also invest alongside our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of our investment adviser and its affiliates. Under this allocation policy, a calculation, based on the type of investment, will be applied to determine the amount of each opportunity to be allocated to us. This allocation policy will be periodically reviewed by our investment adviser and approved by our independent directors. We expect that these determinations will be made similarly for other accounts sponsored or managed by our investment adviser and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our investment adviser’s pre- transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our investment adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. These allocation policies and procedures are intended to assist the Adviser and its affiliates in ensuring that investment opportunities will be allocated to us fairly and equitably.

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

We will need capital to fund growth in our investment portfolio in addition to the net proceeds of this offering. We may issue debt or equity securities or borrow from financial institutions in order to obtain this additional capital. A reduction in the availability of new capital could limit our ability to grow. We will be required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to qualify for the special tax treatment accorded RICs and their stockholders. As a result, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund new investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

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

Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Board, a committee thereof or by the Adviser pursuant to board approved procedures including to reflect significant events affecting the value of our securities. As discussed in more detail under “Discussion of Operating Plans — Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are expected to be classified as Level 3 under ASC Topic 820, Fair Value Measurement. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments requires significant management judgment or estimation.

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

We and our portfolio companies will be subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing or removing regulations that will continue for several years following its enactment. The effects of the Dodd- Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses we hold for the conduct of our business and may be subject to civil fines and criminal penalties. Significant uncertainty currently exists in the market regarding the ramifications of any repeal or reform of certain parts of the Dodd Frank Act, and the range and potential implications of possible political, regulatory, economic and market outcomes are difficult to predict.

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

We intend to take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive which could reduce the market value of our common stock. For example, while we are an emerging growth company, we will take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and the extended transition period available to emerging growth companies to comply with “new or revised accounting standards” until those standards are applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

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

Cyber-attacks, disruptions, or failures that affect our service providers or counterparties may adversely affect us and our stockholders, including by causing losses for us or impairing our operations. For example, our or our service providers’ assets or sensitive or confidential information may be misappropriated, data may be corrupted, and operations may be disrupted (e.g., cyber-attacks or operational failures may cause the release of private stockholder information or confidential information, interfere with the processing of stockholder transactions, impact the ability to calculate our NAV, and impede trading). In addition, cyber-attacks, disruptions, or failures may cause reputational damage and subject us or our service providers to regulatory fines, litigation costs, penalties or financial losses, reimbursement or other compensation costs, and/or additional compliance costs. While we and our service providers may establish business continuity and other plans and processes to address the possibility of cyber-attacks, disruptions, or failures, there are inherent limitations in such plans and systems, including that they do not apply to third parties, such as other market participants, as well as the possibility that certain risks have not been identified or that unknown threats may emerge in the future. Similar types of operational and technology risks are also present for issuers of our investments, which could have material adverse consequences for such issuers, and may cause our investments to lose value. In addition, cyber-attacks involving our counterparty could affect such counterparty’s ability to meet its obligations to us, which may result in losses to us and our stockholders. Furthermore, as a result of cyber-attacks, disruptions, or failures, an exchange or market may close or issue trading halts on specific securities or the entire market, which may result in us being, among other things, unable to buy or sell certain securities or financial instruments or unable to accurately price its investments. We cannot directly control any cybersecurity plans and systems put in place by its service providers, our counterparties, issuers in which we invest, or securities markets and exchanges.

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

We, through our investment in a REIT Subsidiary, may be subject to the risks associated with investing in real estate-related securities.

We may form a REIT Subsidiary that is generally subject to the same investment policies and restrictions as we are. NexPoint Advisors would not charge an additional fee on assets held in the REIT Subsidiary. We intend to limit investments in any REIT Subsidiaries and related entities to the extent necessary to qualify as a RIC for tax purposes. In general, and subject to certain exceptions not applicable here, a RIC is not permitted to invest, including through corporations in which the RIC owns a 20% or more voting stock interest, more than 25% of its total assets in any one issuer, or in any two or more issuers which the taxpayer controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses. Investments in REITs such as a REIT Subsidiary may be affected by changes in the real estate markets generally as well as changes in the values of the specific properties owned by a REIT or securing the mortgages owned by the REIT. REITs are dependent upon the management skill and abilities of those persons or entities responsible for managing their investments. REITs are by definition not diversified as their permitted investments are significantly limited by the provisions of the Code.

Because of minimum distribution requirements imposed by the Code, REITs tend to be dependent on the acquisition of assets with high positive cash flows. The minimum distribution requirements also tend to limit the degree to which REITs can retain and redeploy capital. REITs are particularly vulnerable to defaults by their borrowers and there are significant limitations on their ability to realize income from property acquired as a result of foreclosure. REITs investing in healthcare properties are subject to complex rules on how they can acquire and operate those properties while maintaining their REIT status.

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

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our election to be treated as and intention to qualify and be eligible to be treated as a RIC, however, has its own diversification requirement with which we intend to comply. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and certain contractual diversification requirements under a credit facility or other agreements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our portfolio may be concentrated in a limited number of portfolio companies, industries and/or sectors which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry or sector.

Our portfolio may be concentrated in a limited number of portfolio companies, industries and/or sectors. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and certain contractual diversification requirements of a credit facility or other agreements, we do not have fixed guidelines for diversification. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, our investments may be concentrated in relatively few industries or sectors. As a result, a downturn in any particular industry or sector in which we are invested could also significantly impact the aggregate returns we realize.

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

The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company or if an investment is held by one of our subsidiaries and is subject to contractual limitations on sale, such as the limitations on transfer of assets under certain circumstances under a credit facility. These and similar risks may also be applicable to thinly-traded companies in which we may invest.

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

If we own (directly or indirectly) 10% or more of the total combined voting power of all classes of stock of a foreign corporation or 10% or more of the total value of shares of all classes of stock of a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments and certain debt tranche investments in a CLO treated as CFC), we are a “U.S. Shareholder” for purposes of the CFC provisions of the Code. A CFC is a foreign corporation that, on any day of its taxable year, is owned (directly, indirectly, or constructively) more than 50% (measured by voting power or value) by U.S. Shareholders. A U.S. Shareholder is required to include in gross income for U.S. federal income tax purposes for each taxable year of the U.S. Shareholder its pro rata share of its CFC’s “subpart F income” for the CFC’s taxable year ending within the U.S. Shareholder’s taxable year whether or not such income is actually distributed by the CFC. Subpart F income is treated as ordinary income, regardless of the character of the CFC’s underlying income. To the extent we invest in CFCs, if any, and recognize subpart F income in excess of actual cash distributions from such CFCs, if any, we may be required to sell assets (including when it is not advantageous to do so) to generate the cash necessary to distribute as dividends to our shareholders all of our income and gains and therefore to eliminate any corporate-level tax liability.

Investments in distressed debt obligations that are at risk of or in default present special tax issues. Tax rules are not entirely clear about issues such as whether and to what extent we should recognize market discount on these debt obligations, when we may cease to accrue interest, OID or market discount, when and to what extent we may take deductions for bad debts or worthless securities and how we should allocate payments received on obligations in default between principal and income. We will address these and other related issues when, as and if we invest in such obligations, in order to seek to ensure that we distribute sufficient income to preserve our eligibility for treatment as a RIC and do not become subject to U.S. federal income or excise tax.

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

Defaults by issuers of our holdings will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. Our investments in loans of such issuers may be placed on non-accrual status under those circumstances, if principal and/or interest payments become overdue or if there is a reasonable doubt that principal or interest will be collected. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. A payment default on a loan to a portfolio company or a default leading to the acceleration of debt of a portfolio company could cause the loan to such portfolio company held by us to become, or to be deemed to be, a defaulted obligation under a credit facility. This, in turn, could result in a coverage test under a credit facility not being met and the diversion of distributions of assets to pay down debt under the credit facility rather than to make distributions. Such a portfolio company default could also lead to an event of default and acceleration under a credit facility and liquidation by the related lender of the assets securing the credit facility. Any such diversion of cash flow or any event of default could result in our being unable to make distributions to our stockholders in amounts sufficient to qualify for the special tax treatment accorded RICs and their shareholders, or at all, and could have a material adverse effect on our business, financial condition and results of operations. Investments in issuers that are in default or that have been placed on non-accrual status have in the past represented and may in the future represent a significant portion of our portfolio.

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

•

to the extent that the number of shares tendered for repurchase exceeds the number of shares we are able to repurchase, we will repurchase shares as nearly as may be pro-rata, except as permitted by Rule 13e-4 of the Exchange Act, not on a first-come, first- served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. The Board may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we will have discretion to not repurchase your shares, to suspend the plan and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

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

We will have significant flexibility in investing the net proceeds of our public offering. You will be unable to evaluate the manner in which the net proceeds of the offering will be invested or the economic merit of our expected investments and, as a result, we may use the net proceeds from the offering to invest in investments with which you may not agree. We intend to invest, under normal circumstances, at least 80% of our total assets in debt and equity of middle-market companies, with an emphasis on healthcare companies, syndicated floating rate debt of large public and non-public companies and mezzanine and equity tranches of CLOs. Additionally, we will not provide you with information on potential investments prior to our acquisition of such investments. In addition, we have flexibility under our investment policy to invest a significant portion of our assets in investments that are not debt or equity investments in middle-market companies. The failure of our management to apply net proceeds from this offering effectively or find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns and could cause a material adverse effect on you.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2017:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column
Common Stock	200,000,000	—	9,804,321
Preferred Stock	25,000,000	—	—

As of December 31, 2017, we had 1,855 record holders of our common stock.

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

If you tender all common shares you hold, or are considered to be holding, and you do not hold (directly or by attribution) any other units of our shares (e.g., preferred shares, if any), you will be treated as having sold your shares and generally will realize a capital gain or loss. If you tender fewer than all of your common shares or continue to hold (directly or by attribution) other units of our shares (e.g., preferred shares, if any), you may be treated as having received a distribution under Section 301 of the Code (“Section 301 distribution”) unless the redemption is treated as being either (i) “substantially disproportionate” or (ii) otherwise “not essentially equivalent to a dividend” under the relevant rules of the Code. A Section 301 distribution is not treated as a sale or exchange giving rise to a capital gain or loss, but rather is treated as a dividend to the extent supported by our current and accumulated earnings and profits, with the excess treated as a return of capital reducing your tax basis in Company shares, and thereafter as capital gain. In such a case, there is a risk that non-tendering shareholders whose interests in us increase as a result of such tender will be treated as having received a taxable distribution from us.

To the extent we recognize net gains on the liquidation of portfolio securities to meet such tenders, we will be required to make additional distributions to our common shareholders.

Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 8, 2014	652,174	$9.20	0
March 31, 2016	3,232	8.55	3,232
December 31, 2016	4,169	9.24	4,169
March 31, 2017	58,893	9.59	58,893
June 30, 2017	23,441	9.59	23,441
September 30, 2017	37,284	9.36	37,284
December 31, 2017	10,820	9.52	10,820

For the year ended December 31, 2016, the Company also repurchased 15,553 shares as part of its death and disability program. For the years ended December 31, 2017, 2015 and 2014, the Company did not repurchase any shares as part of its death and disability program.

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

On a quarterly basis, we will send information to all stockholders of record regarding distributions paid to our stockholders in such quarter.

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

[1]	For the current year, there were no dividends classified as a return of capital.

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/28/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
11/2/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/30/2016	0.055	277,907	200,860
6/29/2016 (2)	0.055	255,731	190,535
6/1/2016 (3)	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,503

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
[3]	Beginning in May 2016, we began declaring dividends weekly.

Please see below for a table detailing the dividends paid for the year ended December 31, 2015:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
1/30/2015	$0.050	$69,054	$69,022
2/27/2015	0.058	100,082	100,044
3/31/2015	0.058	104,842	104,543
4/30/2015	0.058	108,525	107,595
5/29/2015	0.058	114,540	112,647
6/30/2015	0.058	117,215	115,203
7/31/2015	0.058	125,195	122,496
8/31/2015	0.058	128,773	124,959
9/30/2015	0.058	134,498	130,315
10/30/2015	0.058	141,377	134,845
11/30/2015	0.058	147,122	137,008
12/31/2015	0.058	155,396	139,260

Total	$0.688	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital.

Item 6.	Selected Financial Data

The following selected financial data as of and for the years ended December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 is derived from our consolidated financial statements. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from September 2, 2014 (Commencement of Operations) to December 31, 2014
Statements of operations data:
Total investment income	$7,434,820	$4,679,654	$1,276,784	$148,826
Expenses
Total expenses	4,296,083	3,357,229	2,092,339	629,179
Expenses waived or reimbursed by the Advisor	(1,955,190)	(2,024,665)	(1,689,730)	(538,839)

Net expenses	2,340,893	1,332,564	402,609	90,340

Net investment income	5,093,927	3,347,090	874,175	58,486
Net realized gain (loss) on investments, securities sold short and total return swaps	663,709	1,408,557	(193,336)	4,986
Net change in unrealized appreciation (depreciation) on investments, securities sold short and total return swaps	1,710,536	2,870,451	(2,885,453)	(286,071)

Net increase from amounts committed by affiliates	—	872,000	1,403,000	—

Net increase (decrease) in net assets resulting from operations	$7,468,172	$8,498,098	$(801,614)	(222,599)

Distributions to stockholders:
Net investment income	$(6,157,349)	$(3,464,844)	$(1,183,859)	—
Realized Gains	—	—	—
Return of capital	—	—	(262,760)	—

Total distributions to stockholders	(6,157,349)	(3,464,844)	(1,446,619)	—
Per share information—basic and diluted:
Net increase (decrease) in net assets resulting from operations(1)	$0.87	$1.76	$(0.39)	$(0.18)

Balance sheet data:
Total assets	$123,306,379	$87,473,718	$34,023,433	$17,458,869

Total net assets	$94,859,957	$67,292,954	$22,298,879	$12,382,328

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	changes in healthcare technologies, finance and regulations adversely affecting our portfolio companies or financing model;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we may invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the relative and absolute performance of our investment adviser;

•	our current and expected financings and investments;

•	our ability to make distributions to our stockholders;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our use of financial leverage;

•	the ability of the Adviser, to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company, or RIC, and as a business development company, or BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

Our investment activities are managed by NexPoint Advisors, L.P. (our “Adviser”) and supervised by our board of directors (the “Board”), the members of which are independent of us.

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

We seek to invest primarily in securities deemed by the Adviser to be high income generating debt investments and income generating equity securities of privately held companies in the United States. We expect the portfolio will be concentrated primarily in senior floating rate debt securities, although we may invest without limit in securities which rank lower than senior secured instruments and may invest without limit in investments with a fixed rate of interest. We will buy syndicated loans, various tranches of CLOs and other debt instruments in the secondary market as well as originate debt so we can tailor the investment parameters more precisely to our needs. We also intend to invest a portion of the portfolio in equity securities that are non-income producing, when doing so will help us achieve our objective of long-term capital appreciation. We expect the size of our positions will range from less than $1,000,000 to $20,000,000, although investments may be larger as our asset base increases. We may selectively make investments in amounts larger than $20,000,000 in some of our portfolio companies. While our asset base increases, we may make smaller investments. We may invest up to 15% of our net assets in entities that are excluded from registration under the 1940 Act by virtue of section 3(c)(1) and 3(c)(7) of the 1940 Act (such as private equity funds or hedge funds). This limitation does not apply to any CLOs, certain of which may rely on Section 3(c)(1) or 3(c)(7) of the 1940 Act.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of December 31, 2017 the Adviser controls 2,157,697 total shares, including reinvestment of dividends, for a net amount of approximately $20.9 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Expenses

We expect that our primary operating expenses will include the payment of fees to the Adviser under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Prior to December 20, 2017, the Adviser was waiving most fees, subject to possible recoupment for expenses pertaining to periods from and after June 10, 2016. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory and administration fees. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of December 31, 2017 are $1,888,548. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2017 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2017	$1,304,585	$975,289	$329,296	$(122,135)	December 31, 2020
September 30, 2017	983,110	531,679	451,431	252,953	September 30, 2020
June 30, 2017	631,906	433,428	198,478	50,913	June 30, 2020
March 31, 2017	329,791	182,226	147,565	147,565	March 31, 2020

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

During the year ended December 31, 2017, $406,354 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2018 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the year ended December 31, 2017, 2016 and 2015

During the year ended December 31, 2017, we made long investments in portfolio companies and other investments totaling $92,574,632. During the same period, we sold long investments for proceeds of $81,852,041. As of December 31, 2017, our investment portfolio, with a total fair value of $94.0 million, consisted of 41 positions in portfolio companies (calculated as a percentage of total net assets: 15.9% in first lien senior secured loans, 4.7% in second lien senior secured loans, 3.5% in unsecured loans, 56.0% in corporate bonds, 2.1% in asset-backed securities, 0.9% in warrants, 14.7% in common stock, 2.1% in preferred stocks, and 0.1% in rights). As of December 31, 2017, including investments underlying the TRS with BNP Paribas on a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 88.70% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 7.70% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

During the year ended December 31, 2016, we made long investments in portfolio companies and other investments totaling $81,130,999. During the same period, we sold long investments for proceeds of $29,955,032. We also received proceeds from securities sold short of $939,022, and made purchases to cover short securities totaling $503,860. As of December 31, 2016, our investment portfolio, with a total fair value of $78,290,596, consisted of 42 interests in portfolio companies (calculated as a percentage of total investments: 36.9% in first lien senior secured loans, 16.2% in second lien senior secured loans, 35.9% in corporate bonds, 3.3% in asset-backed securities, 0.9% in convertible bonds, 0.9% in warrants, 5.8% in common stock, and 0.1% in rights). As of December 31, 2016, the investments in our portfolio carry a weighted average cost price of 87.40% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 7.53% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

During the year ended December 31, 2015, we made investments in portfolio companies and other investments totaling $31,595,564. During the same period, we sold or had principal repayments on investments for proceeds of $16,264,988. As of December 31, 2015, our investment portfolio, with a total fair value of $22,603,824, consisted of interests in 13 portfolio companies (calculated as a percentage of total investments: 3.5% in first lien senior secured loans, 60.0% in second lien senior secured loans, 29.3% in corporate bonds, 6.8% in asset-backed securities and 0.4% in common stock.) As of December 31, 2015, the investments in our portfolio carry a weighted average cost price of 92.23% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 8.53% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the years ended December 31, 2017, 2016 and 2015:

Net Investment Activity	December 31, 2017	December 31, 2016	December 31, 2015
Purchases	$92,574,632	$81,130,999	$31,595,564
Proceeds from Securities Sold Short	—	(939,022)	—
Purchases of Securities Sold Short	—	503,860	—
Sales and Principal Repayments	(81,852,041)	(29,955,032)	(16,264,988)

Net Portfolio Activity	$10,722,591	$50,740,805	$15,330,576

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016(1)		For the Year Ended December 31, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$22,868,996	24.7%	$28,212,368	34.8%	$3,986,849	12.6%
Senior Secured Loans—Second Lien	1,641,667	1.8%	2,506,786	3.1%	17,099,076	54.2%
Unsecured Loans	2,665,483	2.9%	—	0.0%	—	0.0%
Corporate Bonds—Senior Unsecured	47,394,568	51.2%	27,399,406	33.8%	7,089,145	22.4%
Convertible Bonds—Senior Unsecured	—	0.0%	760,000	0.9%	—	0.0%
Foreign Sovereign Bonds—Senior Unsecured	—	0.0%	10,998,388	13.6%	—	0.0%
Asset-Backed Securities	—	0.0%	2,460,000	3.0%	1,267,453	4.0%
Closed-End Mutual Funds	14,154	0.0%	—	0.0%	—	0.0%
Preferred Stocks	3,215,965	3.5%	—	0.0%	—	0.0%
Warrants	280,701	0.3%	—	0.0%	—	0.0%
Purchased Call Options	—	0.0%	109,718	0.1%	1,198,047	3.8%
Purchased Put Options	—	0.0%	678,036	0.8%	—	0.0%
Equities	14,493,098	15.6%	8,006,297	9.9%	954,994	3.0%

Total Investments	$92,574,632	100.0%	$81,130,999	100.0%	$31,595,564	100.0%

(1)	In addition to the purchase amount shown here, the Company also sold short for proceeds of $939,022 during the year ended December 31, 2016.

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2017 and December 31, 2016:

	December 31, 2017
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$15,070,292	$14,942,333	15.9%
Senior Secured Loans — Second Lien	4,426,629	4,432,500	4.7%
Senior Secured Loans — Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	3.5%
Asset-Backed Securities	1,930,704	1,966,177	2.1%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	56.0%
Common Stocks	10,786,964	13,856,775	14.7%
Preferred Stocks	3,215,965	1,960,275	2.1%
Warrants	—	891,799	0.9%
Rights	150,864	56,897	0.1%

Total Investments	$92,029,026	$94,002,312	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2016
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$27,394,540	$28,864,108	36.9%
Senior Secured Loans — Second Lien	12,790,248	12,673,072	16.2%
Senior Secured Loans — Escrow Loan	87,816	17,500	0.0%
Asset-Backed Securities	2,576,709	2,614,217	3.3%
Convertible Bonds	569,431	700,625	0.9%
Corporate Bonds	28,847,813	28,113,471	35.9%
Common Stocks	6,170,708	4,532,375	5.8%
Rights	154,404	96,288	0.1%
Warrants	—	678,940	0.9%

Total Investments	$78,591,669	$78,290,596	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. The investments underlying the TRS had a notional amount and market value of $35,960,921 and $35,231,901, respectively, as of December 31, 2017. The TRS was not in place as of December 31, 2016.

	December 31, 2017
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$41,514,176	$40,683,792	31.5%
Senior Secured Loans — Second Lien	13,943,666	13,922,942	10.8%
Senior Secured Loans — Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	2.6%
Asset-Backed Securities	1,930,704	1,966,177	1.5%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	40.7%
Common Stocks	10,786,964	13,856,775	10.7%
Preferred Stocks	3,215,965	1,960,275	1.5%
Warrants	—	891,799	0.7%
Rights	150,864	56,897	0.0%

Total Investments	$127,989,947	$129,234,213	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
Number of Investments	41		42
% Variable Rate (based on fair value)	50	% (1)	53%
% Non-Income Producing Equity or Other Investments (based on fair value)	6	% (1)	3%
Weighted Average Cost Price of Investments (as a % of par or stated value)	88.70	% (1)	87.40%
Weighted Average Credit Rating of Investments that were Rated	Caa1	(1)	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	1	% (1)	0	% (2)

(1)	Includes value of investments underlying the TRS, which was first opened during the year ended December 31, 2017.
(2)	Represents less than 0.5%.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	$2,172,805	7.3%	$3,639,776	4.7%
Broadly Syndicated — Public	17,851,754	12.2%	8,548,645	10.9%
Middle-Market	72,011,576	73.2%	63,487,958	81.1%
Other	1,966,177	7.3%	2,614,217	3.3%

Total	$94,002,312	100.0%	$78,290,596	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$170,000	0.2%	$73,665	0.1%
Energy	4,109,050	4.4%	5,293,496	6.8%
Financials	5,263,970	5.6%	2,614,217	3.3%
Healthcare (1)	63,518,400	67.5%	48,076,536	61.5%
Materials	5,971,809	6.4%	—	0.0%
Media/Telecommunications	803,329	0.9%	4,087,500	5.2%
Real Estate Investment Trusts (REITs)	4,449,751	4.7%	2,200,805	2.8%
Retail	3,654,624	3.9%	4,105,999	5.2%
Service (1)	1,713,464	1.8%	3,791,110	4.8%
Technology	—	0.0%	5,120,935	6.5%
Telecommunication Services	2,175,110	2.3%	943,020	1.2%
Utility	2,172,805	2.3%	1,983,313	2.6%

Total Assets	$94,002,312	100.0%	$78,290,596	100.0%

(1)	As of December 31, 2017 and 2016, Weight Watchers is included in the Service sector, but the Company views Weight Watchers to be related to the Healthcare Industry as defined in the Company’s organizational documents. If this classification change were reflected, the value and percentage of the healthcare sector would increase to $65,231,864 and 69.3%, respectively, as of December 31, 2017, and $51,377,956 and 65.6%, respectively, as of December 31, 2016. The value and percentage of the service sector would decrease to $489,690 and 0.6%, respectively.

As of December 31, 2017, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Credit Strategies Fund, one of its investments. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities. See Note 10 to the financial statements included herein for additional information regarding the investment in NexPoint Credit Strategies Fund.

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

Summary Description of Top Portfolio Companies/Investments

As of December 31, 2017 and December 31, 2016, 64% and 65% (based on fair value), respectively, of our portfolio consisted of healthcare related investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. Included in the value at December 31, 2017 and 2016 is the investment in Weight Watchers, which the Company views as related to the Healthcare Industry as defined in the Company’s organizational documents. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of December 31, 2017 and December 31, 2016, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $7.8 million and $11.3 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

U.S. Renal Care: As of December 31, 2017 and December 31, 2016, we held senior secured loans in US Renal Care, Inc. (“U.S. Renal Care”) having an aggregate fair value of $8.4 million and $4.0 million, respectively. U.S. Renal Care develops, acquires, and operates a network of outpatient, home, and specialty dialysis centers for serving patients suffering from chronic kidney failures in the United States. The company provides in-center and at-home hemodialysis and peritoneal dialysis services for end stage renal diseases. It operates outpatient, home, and specialty dialysis programs. The company also manages various acute setting dialysis programs in conjunction with local community hospitals. It also serves families, caregivers and physicians. U.S. Renal Care was founded in 2000 and is based in Plano, Texas. Upon completing an acquisition of DSI Renal in January 2016, U.S. Renal Care became third-largest provider of dialysis services in the United States, with approximately 300 outpatient dialysis facilities across 32 states/territories.

Valeant Pharmaceuticals International, Inc.: As of December 31, 2017 and December 31, 2016, we held senior secured loans and corporate bonds of Valeant Pharmaceuticals, Inc. (“Valeant”) having an aggregate fair value of $10.6 million and $3.4 million, respectively. Valeant is a multinational, specialty pharmaceutical and medical device company that develops, manufacturers, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter products, and medical devices, which are marketed directly or indirectly in over 100 countries. The company’s broad portfolio of over 1,800 products is primarily focused in the areas of dermatology, gastrointestinal disorders, eye health (including Bausch + Lomb), neurology and branded generics. Valeant is headquartered in Laval, Quebec.

Quorum Health Corp.: As of December 31, 2017 and December 31, 2016, we held first lien senior secured loans, corporate bonds and common stock of Quorum Health Corp. (“Quorum”) having an aggregate fair value of $16.8 million and $11.7 million, respectively. Quorum Health Corporation is a leading provider of hospital and outpatient healthcare services focused on facility-based acute care in rural and mid-sized markets. As of July 11, 2017, the company owned or leased 32 hospitals located across 16 states with an aggregate of approximately 3,100 licensed beds. Approximately 84% of the company’s hospitals are sole providers in their local markets. Quorum also provides hospital management advisory and healthcare consulting services through its wholly-owned subsidiary, Quorum Health Resources. Quorum was formed through a spin-off of select assets from Community Health Systems Inc. completed in April 2016. The company is headquartered in Nashville, TN.

DJO Finance, LLC / DJO Finco Inc.: As of December 31, 2017, we held the first lien secured loan and corporate bonds of DJO Finance, LLC (“DJO”) with an aggregate fair value of $10.0 million. We did not hold any such investments as of December 31, 2016. DJO is a global developer, manufacturer and distributor of a diverse range of medical devices for musculoskeletal health, vascular health and pain management, including rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems, compression garments, therapeutic shoes, electrical stimulators and physical therapy products.

Endo Finance, LLC / Endo Finco Inc.: As of December 31, 2017, we held corporate bonds of Endo Finance, LLC (“Endo”) with an aggregate fair value of $3.2 million. We did not hold any such investments as of December 31, 2016. Endo is a generics and specialty branded pharmaceutical company, with a portfolio of over 250 prescription product families focused in the areas of pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others. The company’s portfolio includes products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids, injectables, liquids, nasal sprays, ophthalmics and transdermal patches. Endo has global headquarters in Dublin, Ireland, and U.S. headquarters in Malvern, PA.

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

iHeart Communications, Inc.: As of December 31, 2017 and December 31, 2016 we held first lien senior secured loans and bonds of iHeart Communications, Inc. (“iHeart”) having an aggregate fair value of $4.5 million and $4.1 million, respectively. iHeart is the largest broadcast radio and events business in the United States, and owns 90% of Clear Channel Outdoor, one of the world’s largest outdoor advertising companies. The company owns and operates approximately 850 broadcast radio stations in the United States and almost 1 million outdoor advertising displays in 45 countries. iHeartMedia also operates the iHeartRadio streaming app with 96 million registered users.

Vistra Energy: As of December 31, 2017 and December 31, 2016, we held common stock and rights shares of Vistra Energy (OTC:VSTE) (“Vistra Energy”) having an aggregate fair value of $2.2 million and $1.0 million, respectively. Vistra Energy is the largest electric power generator and retail electric provider in Texas, with other 16 GW of generation capacity and over 1.7 million retail customers. Vistra Energy was formerly named Texas Competitive Electric Holdings. The company emerged from bankruptcy on October 3, 2016. Upon emergence from bankruptcy, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity is now listed on the New York Stock Exchange.

Results of Operations for the years ended December 31, 2017, 2016 and 2015

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

Expenses

For the years ended December 31, 2017, 2016 and 2015 respectively, we had total net operating expenses of $2,340,893 or $0.27 per share, $1,332,564 or $0.28 per share and $402,609 or $0.20 per share. Our operating expenses include base management fees attributed to the Adviser of $1,575,420, $1,184,391 and $465,254 for the year ended December 31, 2017, 2016 and 2015. Of these amounts, $1,499,906, $1,184,391 and $465,254 were voluntarily waived. Our expenses also include administrative services expenses attributed to the Adviser of $314,337, $236,876 and $93,055 for the years ended December 31, 2017, 2016 and 2015, respectively. Of these amounts, $301,355, $236,876 and $93,055 were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment (1)	Administrator fees Waived and Subject to Recoupment (1)	Recoupment Eligibility Expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	September 30, 2019
June 30, 2016	74,421	14,884	June 30, 2019

Total	$2,284,508	$458,275

(1)	The Advisor has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Advisor balance on the Statement of Assets and Liabilities.

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Our other expenses subject to the Expense Limitation Agreement for years ended December 31, 2017, 2016 and 2015 were $1,304,585, $1,263,735 and $1,440,686, respectively, and consisted of the following:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Audit and tax fees	$209,609	$228,197	$354,023
Legal fees	174,258	269,317	541,076
Custodian and accounting service fees	314,438	211,891	157,456
Reports to stockholders	95,887	194,138	141,221
Stock transfer fee	399,382	320,755	230,849
Directors’ fees	16,090	6,933	1,973
Other expenses	94,921	32,504	14,088

Total	$1,304,585	$1,263,735	$1,440,686

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $5,093,927 or $0.59 per share, $3,347,090 or $0.69 per share and $874,175 or $0.42 per share for the years ended December 31, 2017, 2016 and 2015, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $81,852,041, $29,955,032 and $16,264,988 during the years ended December 31, 2017, 2016 and 2015, respectively, from which we realized a net gains/(losses) of $795,997, $1,408,557 and $(193,336), respectively. Also contributing to the gain for the year ended December 31, 2016 were purchases of securities sold short of 503,860. Additionally, during the year ended December 31, 2017, we realized losses on total return swaps of $(132,288). We did not invest in total return swaps during the years ended December 31, 2016 and 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the years ended December 31, 2017, 2016 and 2015, the net change in unrealized appreciation (depreciation) on investments totaled $2,274,359 or $0.27 per share, $2,870,451 or $0.59 per share and $(2,885,453) or $(1.40) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2017 was primarily driven by the positions in OmniMax International, and the net change during the years ended December 31, 2016 and 2015 was primarily driven by the performance of Ortho-Clinical Diagnostics Holdings 6.625% Bond.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016 and 2015, the Adviser committed $872,000 and $1,403,000, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the year ended December 31, 2017. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of December 31, 2017 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2017, 2016 and 2015, the net increase/(decrease) in net assets resulting from operations was $7,468,172 or $0.87 per share, $8,498,098 or $1.76 per share and $(801,614) or $(0.39) per share, respectively.

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Income	$7,434,820	$4,679,654	$1,276,784
Expenses	(2,340,893)	(1,332,564)	(402,609)
Net Realized Gain/(Loss)	663,709	1,408,557	(193,336)
Net Unrealized Appreciation (Depreciation)	1,710,536	2,870,451	(2,885,453)
Net increase from amounts committed by affiliates	—	872,000	1,403,000

Total	$7,468,172	$8,498,098	$(801,614)

Financial Condition, Liquidity and Capital Resources

As of December 31, 2017 and December 31, 2016, we had cash and cash equivalents of $11,044,982 and $3,948,113, respectively. As of December 31, 2017 and December 31, 2016, $10,852,235 and $3,913,546 was held in the State Street U.S. Government Money Market Fund, and $192,747 and $34,567 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of December 31, 2017, the Adviser controls 2,157,697 total shares, including reinvestment of dividends, for a net amount of approximately $20.9 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $1,837,575, $2,838,893 and $577,599 for the years ended December 31, 2017, 2016 and 2015, and were offset against capital in excess of par value on the financial statements.

We expect to generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments.

Prior to investing in securities of portfolio companies, we invest the net proceeds from the issuance of shares of common stock under our distribution reinvestment plan and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be treated as a RIC. Additionally, we may invest in higher yielding, liquid credit investments such as bank loans and corporate notes and bonds, which are considered “junk” as they are rated below investment grade, to the extent that at time of purchase 70% of our portfolio is in qualified investments as required by rules and regulations under the 1940 Act.

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

As of December 31, 2017 and December 31, 2016, $0 and $11,200,000, respectively, were outstanding under the Credit Facility. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of December 31, 2017, all such financing costs have been amortized to interest expense.

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days’ notice.

As of December 31, 2017 and December 31, 2016, $24,400,000 and $0, respectively, were outstanding under the Financing Arrangement.

For the year ended December 31, 2017, 2016 and 2015, the components of total interest expense were as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Direct interest expense	$95,181	$115,438	$19,943
Commitment fees	8,054	45,836	35,292
Amortization of financing costs	—	—	25,000

Total	$103,235	$161,274	$80,235

On June 13, 2017, the Company, entered into the TRS with BNP Paribas over one or more loans, with a maximum aggregate notional amount of the portfolio debt securities subject to the TRS of $40 million.

As of December 31, 2017, the TRS had a notional amount of $35,960,921 and a market value of $35,231,901. Cash collateral of $13,820,000 was posted against the TRS. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2017 and 2016, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the years ended December 31, 2017, 2016 and 2015, the Company accrued $418,739, $175,567 and $0 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Company ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of December 31, 2017.

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

Our organization and offering costs together are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of December 31, 2017, $4,127,985 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the year ended December 31, 2017 and 2016, the Company did not distribute in excess of net investment income. For the year ended December 31, 2015, the Company made $77,899 of distributions in excess of net investment income.

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

For the year ended December 31, 2017, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

[1]	For the current year, there were no dividends classified as a return of capital.

For the year ended December 31, 2016, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
12/31/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
10/30/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/31/2016	0.055	277,907	200,860
6/29/2016 [2]	0.055	255,731	190,535
6/1/2016 [3]	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,503

[1]	For the year ended December 31, 2016, there were no dividends classified as a return of capital.
[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
[3]	Beginning in May 2016, we began declaring dividends weekly.

For the year ended December 31, 2015, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
12/31/2015	$0.058	$155,396	$139,260
11/30/2015	0.058	147,122	137,008
10/30/2015	0.058	141,377	134,845
9/30/2015	0.058	134,498	130,315
8/31/2015	0.058	128,773	124,959
7/31/2015	0.058	125,195	122,496
6/30/2015	0.058	117,215	115,203
5/29/2015	0.058	114,540	112,647
4/30/2015	0.058	108,525	107,595
3/31/2015	0.058	104,842	104,543
2/27/2015	0.058	100,082	100,044
1/30/2015	0.050	69,054	69,022

Total	$0.688	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate as of December 31, 2017, the Adviser controls 2,157,697 total shares, including reinvestment of dividends, for a net amount of approximately $20.9 million.

•	For the year ended December 31, 2016 and 2015, the Adviser committed $872,000 and $1,403,000, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the year ended December 31, 2017. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of December 31, 2016 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

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

As of December 31, 2017, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
PAMCO CLO 1997-1A B	Asset-Backed	$294,541
OmniMax International, Inc.	Common Stock	2,566,191
OmniMax International, Inc.	Unsecured Loans	3,326,186
OmniMax International, Inc.	Warrant	79,432
Galena Biopharma, Inc.	Warrant	18
Gemphire Therapeutics, Inc.	Warrant	493,218
Kadmon Holdings, Inc.	Warrant	22,727
SCYNEXIS, Inc.	Warrant	200,511
SteadyMed Ltd.	Warrant	95,893

As of December 31, 2016 the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
CareDX, Inc.	Warrant	$395,318
Galena Biopharma, Inc.	Warrant	23,851
PAMCO CLO 1997-1A B	Asset-Backed	275,625
SCYNEXIS, Inc.	Warrant	259,771

The Company values the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued based on indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Valuation Committee and the Board review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Valuation Committee or the Board have any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the TRS, see Note 7 to the financial statements included herein.

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. For the years ended December 31, 2017, 2016 and 2015, the Adviser did not incur any organization costs on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the years ended December 31, 2017, 2016 and 2015, the Adviser incurred offering costs of $954,765, $1,540,535 and $1,120,922, respectively, on our behalf. For the years ended December 31, 2017 and 2016, the Company capitalized $282,156 and $427,270, respectively, of offering costs. Of these amounts, $381,881 and $198,715 were amortized to expense during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and December 31, 2016, $128,830 and $228,555 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of $5,089,006 of organization and offering costs exceeds 1% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $4,127,985 of these costs.

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

U.S. Federal Income Taxes

We have elected to be treated as a RIC under Subchapter M of the Code and intend each year to qualify and be eligible to be treated as such. As a RIC, we generally will not have to pay corporate-level federal income taxes on any investment company taxable income or net capital gains that we timely distribute as dividends to our stockholders. In order to qualify for the special tax treatment accorded RICs and their shareholders, we must meet certain gross income, diversification, and distribution requirements.

Recent Accounting Pronouncements

Please refer to Note 2 to the financial statements included herein for discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of December 31, 2017, 50% (based on fair value) of the investments in our portfolio (including investments underlying the TRS) had floating interest rates, and both the TRS and the Financing Arrangement entered into with the BNPP entities have a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

Pursuant to the terms of the TRS, we pay fees to BNP Paribas a rate equal to one-month LIBOR plus 2.00% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional market value amount of $40,000,000. Pursuant to the terms of the Financing Arrangement, we pay fees to the BNPP entities a floating rate based on the asset type, but generally one-month LIBOR plus 1.30% per annum on the amount borrowed. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Assuming that the audited statements of assets and liabilities as of December 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income (1)	(Increase) decrease in interest expense (1)	Increase (decrease) in net investment income
Down 25 basis points	$(148,591)	$150,902	$2,311
Up 50 basis points	297,183	(301,805)	(4,622)
Up 100 basis points	594,366	(603,609)	(9,243)
Up 200 basis points	1,188,732	(1,207,218)	(18,486)
Up 300 basis points	1,783,097	(1,810,828)	(27,731)

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. As of December 31, 2017, 100% of the loans underlying the TRS paid variable interest rates.

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

Item 8.	Financial Statements and Supplementary Data

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	December 31, 2017	December 31, 2016
Assets
Unaffiliated investments, at fair value (cost of $92,014,872 and $78,591,669, respectively)	$93,985,519	$78,290,596
Affiliated investments, at fair value (cost of $14,154 and $0, respectively)(1)	16,793	—
Cash and cash equivalents	11,044,982	3,948,113
Due from counterparty(2)	13,820,000	—
Receivable for investments sold	2,768,395	—
Receivable for common stock sold	5,635	56,890
Receivable due on total return swaps(2)	183,515	—
Dividends and interest receivable	1,262,162	829,876
Receivable from Adviser(3)	—	4,096,447
Prepaid expenses	90,548	23,241
Capitalized offering costs	128,830	228,555

Total assets	123,306,379	87,473,718

Liabilities
Credit facility and notes payable(4)	24,400,000	11,200,000
Payable for investments purchased	1,953,152	8,536,248
Unrealized depreciation on total return swap(2)	563,823	—
Common stock repurchased	103,004	38,533
Payable to Adviser(3)	296,092	—
Incentive fee payable	594,306	—
Interest expense and commitment fees payable	52,856	21,583
Accrued expenses and other liabilities	483,189	384,400

Total liabilities	28,446,422	20,180,764

Commitments and contingencies(5)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 9,804,321 and 7,102,226 shares issued and outstanding, respectively)	9,804	7,102
Paid-in capital in excess of par	87,656,780	61,925,016
Accumulated net realized gain	457,746	3,258,750
Undistributed net investment income	3,051,164	128,159
Net unrealized appreciation on investments and total return swaps (including net increase from amounts committed by affiliates of $2,275,000 and $2,275,000, respectively)	3,684,463	1,973,927

Total net assets	$94,859,957	$67,292,954

Net asset value per share of common stock	$9.68	$9.47

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of total return swaps.
(3)	See Note 4 for a discussion of related party transactions and arrangements.
(4)	See Note 7 for a discussion of credit facility.
(5)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

	For the Year Ended December 31,
	2017	2016	2015
Investment income:
Interest	$7,205,542	$4,307,022	$1,164,645
Dividend income from unaffiliated investments	190,742	372,632	111,915
Dividend income from affiliated investments(1)	950	—	—
Other fee income	37,586	—	224

Total investment income	7,434,820	4,679,654	1,276,784

Expenses:
Investment advisory fees(2)	1,575,420	1,184,391	465,254
Capital gains incentive fees(2)	418,739	175,567	—
Stock transfer fee	399,382	320,755	230,849
Amortized offering costs	381,881	198,715	—
Custodian and accounting service fees	314,438	211,891	157,456
Administration fees(2)	314,337	236,876	93,055
Audit and tax fees	209,609	228,197	354,023
Legal fees	174,258	269,317	541,076
Interest expense and commitment fees(3)	103,235	161,274	80,235
Reports to stockholders	95,887	194,138	141,221
Directors’ fees(2)	16,090	6,933	1,973
Other expenses	292,807	169,175	27,197

Total expenses	4,296,083	3,357,229	2,092,339
Expenses waived or reimbursed by the Adviser(2)	(1,955,190)	(2,024,665)	(1,689,730)

Net expenses	2,340,893	1,332,564	402,609

Net investment income	5,093,927	3,347,090	874,175

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	795,997	1,408,557	(193,336)
Affiliated investments(1)	—	—	—
Total return swaps(4)	(132,288)	—	—
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	2,271,720	2,870,451	(2,885,453)
Affiliated investments(1)	2,639	—	—
Total return swaps(4)	(563,823)	—	—
Net increase from amounts committed by affiliates(2)	—	872,000	1,403,000

Net realized and unrealized gains (losses)	2,374,245	5,151,008	(1,675,789)

Net increase (decrease) in net assets resulting from operations	7,468,172	8,498,098	(801,614)

Per share information—basic and diluted per common share
Net investment income:	$0.59	$0.69	$0.42
Earnings per share:	$0.87	$1.76	$(0.39)
Weighted average shares outstanding:	8,564,351	4,835,020	2,057,154

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

	Year Ended December 31,
	2017	2016	2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$5,093,927	$3,347,090	$874,175
Net realized gain (loss) on investments and securities sold short	795,997	1,408,557	(193,336)
Net realized gain (loss) on total return swaps(1)	(132,288)	—	—
Net change in unrealized appreciation (depreciation) on investments and securities sold short	2,274,359	2,870,451	(2,885,453)
Net change in unrealized appreciation (depreciation) on total return swaps(1)	(563,823)	—	—
Net increase from amounts committed by affiliates(2)	—	872,000	1,403,000

Net increase (decrease) in net assets resulting from operations	7,468,172	8,498,098	(801,614)

Distributions to stockholders:
Net investment income	(6,157,349)	(3,464,844)	(1,183,859)
Return of capital	—	—	(262,760)

Total distributions to stockholders	(6,157,349)	(3,464,844)	(1,446,619)

Capital share transactions:
Issuance of common stock	23,427,841	37,644,951	10,889,724
Issuance of common shares pursuant to distribution reinvestment plan	4,070,382	2,522,503	1,397,937
Repurchase of common stock	(1,242,043)	(206,633)	—
Offering costs	—	—	(122,877)

Net increase in net assets resulting from capital transactions	26,256,180	39,960,821	12,164,784

Total increase in net assets	27,567,003	44,994,075	9,916,551
Net assets at beginning of year	67,292,954	22,298,879	12,382,328

Net assets at end of year	$94,859,957	$67,292,954	$22,298,879

Undistributed (distributions in excess of) net investment income	$3,051,164	$128,159	$(77,899)
Distributions declared per share:	$0.72	$0.71	$0.69
Changes in common shares
Issuance of common stock	2,413,561	4,073,785	1,238,510
Reinvestment of common stock	418,972	272,014	159,784
Repurchase of common stock	(130,438)	(22,954)	—

Net increase in common shares	2,702,095	4,322,845	1,398,294

(1)	See Note 7 for a discussion of total return swaps.
(2)	See Note 4 for a discussion of related party transactions and arrangements.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Cash flows used in operating activities
Net increase (decrease) in net assets resulting from operations	$7,468,172	$8,498,098	$(801,614)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investment securities	(92,574,632)	(81,130,999)	(31,595,564)
Purchases of securities sold short	—	(503,860)	—
Proceeds from securities sold short	—	939,022	—
Payment-in-kind investments	(297,068)	—	—
Proceeds from sales and principal repayments of investment securities	81,852,041	29,955,032	16,264,988
Net realized (gain) loss on investments	(795,997)	(1,408,557)	193,336
Net change in unrealized (appreciation) depreciation on investments	(2,274,359)	(2,870,451)	2,885,453
Net change in unrealized depreciation on total return swaps	563,823	—	—
Amortization of premium/discount, net	(1,621,701)	(666,959)	(45,087)
Amortization of deferred financing costs	—	—	25,000
Amortization of capitalized offering costs	381,881	198,715	—
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(2,768,395)	499,375	(499,375)
(Increase) decrease in dividends and interest receivable	(432,286)	(625,719)	(105,327)
(Increase) decrease in receivable from Adviser	4,096,447	(999,468)	(2,817,685)
(Increase) decrease in other receivables	—	81,258	(81,258)
(Increase) decrease in prepaid expenses	(67,307)	(19,849)	11,099
(Increase) decrease in due from affiliates	—	—	859,935
(Increase) decrease in due from counterparty	(13,820,000)	—	—
(Increase) decrease in receivable due on total return swap	(183,515)	—	—
Increase (decrease) in payable for investments purchased	(6,583,096)	(2,929,078)	6,535,576
Increase (decrease) in payable to Adviser	296,092	—	—
Increase (decrease) in incentive fees payable	594,306	—	—
Increase (decrease) in directors’ fees payable	—	(483)	163
Increase (decrease) in interest expense and commitment fees payable	31,273	21,583	—
Increase (decrease) in accrued expenses and other liabilities	98,789	125,655	112,274

Net cash flow (used in) operating activities	(26,035,532)	(50,836,685)	(9,058,086)

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	23,479,096	37,771,761	10,706,024
Repurchase of common stock, net of payable	(1,177,572)	(168,100)	—
Distributions paid in cash	(2,086,967)	(942,341)	(48,682)
Offering costs paid, net of due to Adviser	(282,156)	(427,270)	(122,877)
Financing costs paid	—	—	(25,000)
Borrowings under credit facilities and notes payable	33,100,000	15,300,000	2,500,000
Repayments of credit facilities and notes payable	(19,900,000)	(4,100,000)	(2,500,000)

Net cash flow provided by financing activities	33,132,401	47,434,050	10,509,465

Net increase (decrease) in cash and cash equivalents	7,096,869	(3,402,635)	1,451,379
Cash and cash equivalents
Beginning of the year	3,948,113	7,350,748	5,899,369

End of the year	$11,044,982	$3,948,113	$7,350,748

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$297,068	$—	$—
Cash paid during the year for interest	$54,473	$103,290	$19,943
Reinvestment of distributions paid	$4,070,382	$2,522,503	$1,397,937
Local and excise taxes paid	$129,006	$—	$—

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2017

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 20.4%(4)
Healthcare – 14.8%
BioClinica, Inc. (First Lien Term Loan)(5)	L + 425	1.00%	10/20/2023	$992,481	$978,415	$972,632
Quorum Health Corporation (First Lien Term Loan)(6) (7)	L + 675	1.00%	4/29/2022	1,953,152	1,950,971	1,977,566
U.S. Renal Care, Inc. (First Lien Term Loan)(5)	L + 425	1.00%	12/31/2022	3,969,620	3,862,685	3,920,000
U.S. Renal Care, Inc. (Second Lien Term Loan)(5)	L + 800	1.00%	12/31/2023	4,500,000	4,426,629	4,432,500
Valeant Pharmaceuticals International, Inc. (First Lien Term Loan)(7) (8)	L + 350	0.75%	4/1/2022	2,663,050	2,704,626	2,704,047

						14,006,745

Retail – 3.8%
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(9)				2,446,815	1,590,430	1,211,173
Toys ‘R’ Us-Delaware, Inc. DIP Loan (First Lien Term Loan)(7)	L + 875	1.00%	1/18/2019	2,379,212	2,317,512	2,443,451

						3,654,624

Service – 1.8%
Weight Watchers International, Inc. (First Lien Term Loan)(7) (10)	L + 475	0.75%	11/29/2024	1,700,000	1,665,653	1,713,464

Utility – 0.0%
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan)(11)				3,500,000	87,816	9,100

Total Senior Secured Loans						19,383,933

Unsecured Loans – 3.5%
Materials – 3.5%
OmniMax International, Inc. (12) (13)	14% PIK, 2% Cash		2/6/2021	3,346,263	2,799,878	3,326,186
Total Unsecured Loans						3,326,186

Asset-Backed Securities – 2.1%
Financials – 2.1%
Grayson Investor Corp. (8) (14) (15) (16)			11/1/2021	800	456,000	326,000
Highland Park CDO I Ltd. 2006 1A A2 (5) (8) (14) (16)	L + 40		11/25/2051	1,394,442	1,152,909	1,345,636
PAMCO CLO 1997-1A B (8) (9) (12) (13) (14) (16)				559,644	321,795	294,541

						1,966,177

Total Asset-Backed Securities						1,966,177

Closed-End Mutual Funds – 0.0%

				Shares
Financials – 0.0%
NexPoint Credit Strategies Fund (8) (17)				664	14,154	16,793

Total Closed-End Mutual Funds						16,793

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Corporate Bonds – 55.4%
Financials – 3.5%
ASP AMC Merger Sub, Inc. (14)	8.000%		5/15/2025	$3,400,000	3,279,556	3,281,000

Healthcare – 48.8%
CHS/Community Health Systems, Inc. (8)	8.000%		11/15/2019	6,000,000	5,600,220	5,085,000
DJO Finance LLC / DJO Finance Corp. (14)	8.125%		6/15/2021	6,500,000	6,190,694	6,110,000
Endo Finance LLC / Endo Finco Inc. (14)	6.000%		7/15/2023	4,000,000	3,470,061	3,160,000
Ortho-Clinical Diagnostics (14)	6.625%		5/15/2022	7,717,000	6,932,359	7,794,170
Quorum Health Corp.	11.625%		4/15/2023	7,459,000	6,406,992	7,319,143
Surgery Center Holdings (8) (14)	6.750%		7/1/2025	8,358,000	7,771,045	7,940,100
Tenet Healthcare Corp. (8)	8.125%		4/1/2022	1,000,000	972,538	1,021,250
Valeant Pharmaceuticals International, Inc. (8) (14)	5.875%		5/15/2023	4,000,000	3,391,404	3,720,000

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2017

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Valeant Pharmaceuticals International, Inc. (8) (14)	6.125%		4/15/2025	$4,500,000	$3,788,231	$4,134,375

						46,284,038

Media/Telecommunications – 0.8%
iHeartCommunications, Inc. (9)				9,180,900	3,478,685	803,329

Telecommunication Services – 2.3%
Intelsat Jackson Holdings S.A. (8) (14)	9.750%		7/15/2025	2,254,000	2,263,975	2,175,110

Total Corporate Bonds						52,543,477

				Shares
Common Stocks – 14.6%
Chemicals – 0.2%
MPM Holdings, Inc. (8) (18)				8,500	250,750	170,000

Energy – 4.3%
Enterprise Products Partners L.P.				155,000	3,714,862	4,109,050

Healthcare – 2.6%
Quorum Health Corp. (18)				350,000	1,792,620	2,184,000
SteadyMed Ltd. (8) (18)				62,500	372,656	231,250

						2,415,250

Materials – 2.7%
OmniMax International, Inc. (12) (13) (18)				6,698	663,116	2,566,191

Real Estate Investment Trust (REIT) – 2.6%
Independence Realty Trust, Inc. (8)				246,727	2,216,203	2,489,476

Utility – 2.2%
Vistra Energy Corp. (18)				115,000	1,776,757	2,106,808

Total Common Stocks						13,856,775

	Preferred Dividend Rate
Preferred Stocks – 2.1%
Real Estate Investment Trust (REIT) – 2.1%
RAIT Financial Trust	8.875%		—	148,057	3,215,965	1,960,275

Total Preferred Stocks						1,960,275

Rights – 0.1%
Utility – 0.1%
Texas Competitive Electric Holdings Company, LLC (TXU) (18)				58,356	150,864	56,897

Total Rights						56,897

Warrants – 0.9%
Healthcare – 0.8%
Galena Biopharma, Inc. (13) (18)			1/12/2021	1,500,054	—	18
Gemphire Therapeutics, Inc. (13) (18)			3/15/2022	118,796	—	493,218
Kadmon Holdings, Inc. (13) (18)			4/13/2018	119,047	—	22,727
SCYNEXIS, Inc. (13) (18)			6/21/2021	195,000	—	200,511
SteadyMed Ltd. (8) (13) (18)			4/25/2022	62,895	—	95,893

						812,367

Materials – 0.1%
OmniMax International, Inc. (12) (13) (18)			8/6/2025	207	—	79,432

Total Warrants						891,799

Total Investments – 99.1%					$92,029,026	$94,002,312

Cash Equivalents – 11.4%(19)						$10,852,235

Other Assets & Liabilities, net – (10.5%)						$(9,994,590)

Net Assets – 100.0%						$94,859,957

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2017

	Notional Amount(20)	Unrealized Depreciation
Total Return Swap – (0.6%)
BNP Paribas TRS Facility(16) (Note 7)	$35,960,921	$(563,823)

(1)	Unless otherwise noted, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. Additionally, companies under common control (e.g., companies with a common owner of greater than 25% of their respective voting securities) are affiliates under the 1940 Act.
(2)	All investments are denominated in United States Dollars.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2017. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(5)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2017 was 1.69%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.
(6)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(7)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2017 was 1.56%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.
(8)	The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 25.7% of the Company’s total assets as of December 31, 2017.
(9)	The issuer is in default of its payment obligation, or is in danger of default. In some cases, partial payments are still being paid to the lenders.
(10)	The Company views Weight Watchers to be included in the Healthcare Industry as defined in the Company’s organizational documents. If this classification were reflected, value and percentage of the healthcare sector under Senior Secured Loans would increase to $15,720,209.
(11)	The investment represents value held in escrow pending future events. No interest is being accrued.
(12)	Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.
(13)	Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $7,078,717, or 7.5% of net assets were fair valued under the Company’s valuation procedures as of December 31, 2017.
(14)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2017, these securities amounted to $40,280,932, or 42.5% of net assets.
(15)	The investment is considered to be the equity tranche of the issuer.
(16)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(17)	Represents an affiliated issuer. Assets with a total aggregate market value of $16,793, or 0.0% of net assets, were affiliated with the Company as of December 31, 2017 (see Note 10).
(18)	Non-income producing security.
(19)	State Street U.S. Government Money Market Fund.
(20)	Notional value of the underlying securities in the Total Return Swap is calculated by multiplying par by the initial price.

Glossary

ADR	American Depositary Receipt
PIK	Payment-in-Kind

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of December 31, 2017, the Adviser controls 2,157,697 total shares, including reinvestment of dividends, for a net amount of approximately $20.9 million.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of December 31, 2017 and 2016, the Company had cash and cash equivalents of $11,044,982 and $3,948,113, respectively. As of December 31, 2017 and 2016, $10,852,235 and $3,913,546 was held in the State Street U.S. Government Money Market Fund, and $192,747 and $34,567 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of December 31, 2017 and 2016, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the years ended December 31, 2017, 2016 and 2015 the Company recognized $37,586, $0 and $224 of fee income, respectively.

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

As of December 31, 2017, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$294,541
OmniMax International, Inc.	Common Stock	2,566,191
OmniMax International, Inc	Unsecured Loans	3,326,186
Galena Biopharma, Inc.	Warrant	18
Gemphire Therapeutics, Inc.	Warrant	493,218
Kadmon Holdings, Inc.	Warrant	22,727
OmniMax International, Inc.	Warrant	79,432
SCYNEXIS, Inc.	Warrant	200,511
SteadyMed Ltd.	Warrant	95,893

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

As of December 31, 2017, the Company’s investments consisted of senior secured loans, unsecured loans, bonds, asset-backed securities, common stocks, preferred stock, a closed-end mutual fund, a total return swap (“TRS”) and rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of December 31, 2017 and 2016:

	December 31, 2017
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$14,006,745	$—	$14,006,745
Retail	—	3,654,624	—	3,654,624
Service	—	1,713,464	—	1,713,464
Utility	—	9,100	—	9,100
Unsecured Loans	—	—	3,326,186	3,326,186
Asset-Backed Securities	—	1,671,636	294,541	1,966,177
Closed-End Mutual Funds	16,793	—	—	16,793
Corporate Bonds	—	52,543,477	—	52,543,477
Common Stocks
Chemicals	170,000	—	—	170,000
Energy	4,109,050	—	—	4,109,050
Healthcare	2,415,250	—	—	2,415,250
Materials	—	—	2,566,191	2,566,191
Real Estate Investment Trusts (REITs)	2,489,476	—	—	2,489,476
Utility	2,106,808	—	—	2,106,808
Preferred Stocks	1,960,275	—	—	1,960,275
Rights	—	56,897	—	56,897
Warrants
Healthcare	—	812,367	—	812,367
Materials	—	—	79,432	79,432

Total Assets	$13,267,652	$74,468,310	$6,266,350	$94,002,312

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(563,823)	$(563,823)

Total Liabilities	$—	$—	$(563,823)	$(563,823)

Total Investments Net of Swap Contracts	$13,267,652	$74,468,310	$5,702,527	$93,438,489

	December 31, 2016
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$3,499,746	$—	$3,499,746
Healthcare	—	19,044,836	4,005,000	23,049,836
Media/Telecommunications	—	4,087,500	—	4,087,500
Retail	—	3,193,499	—	3,193,499
Service	—	3,791,110	—	3,791,110
Technology		2,950,489	—	2,950,489
Utility	—	982,500	—	982,500
Asset–Backed Securities	—	2,338,592	275,625	2,614,217
Convertible Bonds	—	700,625	—	700,625
Corporate Bonds	—	28,113,471	—	28,113,471
Common Stock
Chemicals	—	—	73,665	73,665
Healthcare	1,353,380	—	—	1,353,380
Real Estate Investment Trust (REIT)	2,200,805	—	—	2,200,805
Utility	—	904,525	—	904,525
Rights	—	96,288	—	96,288
Warrants	—	655,089	23,851	678,940

Total Assets	$3,554,185	$70,358,270	$4,378,141	$78,290,596

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2017.

Investments:	Balance as of December 31, 2016	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases	(Sales and redemptions)	Balance as of December 31, 2017	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Healthcare	$4,005,000	$—	$(4,432,500)	$8,821	$—	$418,679	$—	$—	$—	$—
Unsecured Loans
Materials	—	—	—	20,022	—	526,308	2,779,856	—	3,326,186	526,308
Asset-Backed Securities
Financials	275,625	—	—	—	—	18,916	—	—	294,541	18,916
Common Stocks
Chemicals	73,665	—	(170,000)	—	—	96,335	—	—	—	—
Materials	—	—	—	—	—	1,903,076	663,115	—	2,566,191	1,903,076
Warrants
Healthcare	23,851	—	(18)	—	—	(23,833)	—	—	—	—
Materials	—					79,432			79,432	79,432

Total	$4,378,141	$—	$(4,602,518)	$28,843	$—	$3,018,913	$3,442,971	$—	$6,266,350	$2,527,732

Liabilities
Total Return Swaps(1)	$—	$—	$—	$—	$—	$(563,823)	$—	$—	$(563,823)	$(563,823)

(1)	During the year ended December 31, 2017, the Company recognized a net realized loss on the TRS amounting to $132,288. The Company received $411,299 in cash payments from the TRS during the period and paid $727,102, with $183,515 being payable to BNP Paribas as of December 31, 2017.

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

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the year ended December 31, 2017, $4,432,518 was transferred from Level 3 to Level 2, $2,106,808 was transferred from Level 2 to Level 1, and $170,000 was transferred from Level 3 to Level 1.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of December 31, 2017 and 2016:

Fund and Category	Ending Balance at 12/31/17	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$3,326,186	Discounted Cash Flow	Discount Rate Spread Adjustment	16.20% 0.20%
Common Equity		Discounted Cash Flow	Discount Rate	12.00%
	$2,566,191	Multiples Analysis Discount for Lack of Marketability	Minority Discount Terminal Multiple Multiple of EBITDA	20.00% 7.0x 7.75x - 8.25x 15.00%
Warrants		Discounted Cash Flow	Discount Rate	12.00%
	$79,432	Multiples Analysis Discount for Lack of Marketability	Minority Discount Terminal Multiple Multiple of EBITDA	20.00% 7.0x 7.75x - 8.25x 15.00%
Asset-Backed Securities	$294,541	Discounted Cash Flow	Discount Rate	20.85%

Total	$6,266,350

Total Return Swaps	$(563,823)	Third Party Pricing Vendor	N/A	N/A

Investment	Fair value at December 31, 2016	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$4,005,000	Third Party Pricing Vendor	N/A	N/A
Common Stocks	73,665	Third Party Pricing Vendor	N/A	N/A
Warrants	23,851	Black-Scholes Option Pricing	Volatility	90%
Asset-Backed Securities	275,625	Discounted Cash Flow	Discount Rate	20.85%

Total	$4,378,141

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the year ended December 31, 2017, the Company did not hold options.

The average quarterly volume of derivative activity for the years ended December 31, 2016 and 2015 is as follows:

	Average units/ contracts	Total unrealized appreciation/ (depreciation)	Total realized gain (loss)	Ending notional amount
Year ended December 31, 2016	988	$—	$(211,941)	$—
Year ended December 31, 2015	500	$—	$(938,242)	$—

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the years ended December 31, 2017, 2016 and 2015 . Selling commissions or fees of $1,837,575, $2,838,893 and $577,599 were paid for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the year ended December 31,
	2017	2016	2015
Net increase (decrease) in net assets from operations	$7,468,172	$8,498,098	$(801,614)
Weighted average common shares outstanding	8,564,351	4,835,020	2,057,154
Earnings (loss) per common share-basic and diluted	$0.87	$1.76	$(0.39)

Distributions

Distributions to the Company’s stockholders will be recorded as of the record date. Subject to the discretion of the Board and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on a weekly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, will generally be distributed or deemed distributed at least every 12-month period.

Recent Accounting Pronouncements

The Company generally intends to take advantage of the extended transition period available to emerging growth companies to comply with the new or revised accounting standards below until those standards are applicable to private companies.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update make improvements to the requirements for accounting for equity investments and simplifying the impairment assessment of equity investments. For public entities this update will be effective for fiscal years beginning after December 15, 2017. For all other entities, this update will be effective for fiscal years beginning after December 31, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

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

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2017:

	Fair value	Percentage
Assets
Healthcare	$63,518,400	67.5%
Materials	5,971,809	6.4%
Financials	5,263,970	5.6%
Real Estate Investment Trusts (REITs)	4,449,751	4.7%
Energy	4,109,050	4.4%
Retail	3,654,624	3.9%
Telecommunication Services	2,175,110	2.3%
Utility	2,172,805	2.3%
Service	1,713,464	1.8%
Media/Telecommunications	803,329	0.9%
Chemicals	170,000	0.2%

Total Assets	$94,002,312	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2016:

	Fair value	Percentage
Assets
Healthcare	$48,076,536	61.5%
Energy	5,293,496	6.8%
Technology	5,120,935	6.5%
Retail	4,105,999	5.2%
Media/Telecommunications	4,087,500	5.2%
Service	3,791,110	4.8%
Financials	2,614,217	3.3%
Real Estate Investment Trusts (REIT)	2,200,805	2.8%
Utility	1,983,313	2.6%
Telecommunication Services	943,020	1.2%
Chemicals	73,665	0.1%

Total Assets	$78,290,596	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2017:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans—First Lien	$15,070,292	$14,942,333	15.9%
Senior Secured Loans—Second Lien	4,426,629	4,432,500	4.7%
Senior Secured Loans – Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	3.5%
Asset-Backed Securities	1,930,704	1,966,177	2.1%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	56.0%
Common Stocks	10,786,964	13,856,775	14.7%
Preferred Stocks	3,215,965	1,960,275	2.1%
Warrants	—	891,799	0.9%
Rights	150,864	56,897	0.1%

Total Assets	$92,029,026	$94,002,312	100.0%

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

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $35,960,921 and $35,231,901, respectively, as of December 31, 2017. The TRS was not in place as of December 31, 2016.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans—First Lien	$41,514,176	$40,683,792	31.5%
Senior Secured Loans—Second Lien	13,943,666	13,922,942	10.8%
Senior Secured Loans—Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	2.6%
Asset-Backed Securities	1,930,704	1,966,177	1.5%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	40.7%
Common Stocks	10,786,964	13,856,775	10.7%
Preferred Stocks	3,215,965	1,960,275	1.5%
Warrants	—	891,799	0.7%
Rights	150,864	56,897	0.0%

Total Assets	$127,989,947	$129,234,213	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2017:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,966,177	2.1%
Luxembourg(1)	2,175,110	2.3%
United States	89,861,025	95.6%

Total Assets	$94,002,312	100.0%

(1)	Investment denominated in USD

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2016:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$2,123,342	2.7%
Luxembourg(1)	2,950,489	3.8%
United States	73,216,765	93.5%

Total Assets	$78,290,596	100.0%

(1)	Investment denominated in USD

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

For the years ended December 31, 2017, 2016 and 2015, the Company incurred investment advisory fees payable to the Adviser of $1,575,420, $1,184,391 and $465,254. Of these amounts, $1,499,906, $1,184,391 and $465,254, respectively, were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the years ended December 31, 2017, 2016 and 2015, the Company incurred $418,739, $175,567 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $594,306 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of December 31, 2017.

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

For the years ended December 31, 2017, 2016 and 2015, the Company incurred administration fees payable to the Adviser of $314,337, $236,876 and $93,055. Of these amounts, $301,355, $236,876, and $93,055, respectively, were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to advisory and administrator fees are shown below.

Period ended	Advisory fees waived and subject to recoupment(1)	Administration fees waived and subject to recoupment(1)	Recoupment eligibility expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	September 30, 2019
June 30, 2016	74,421	14,884	June 30, 2019

Total	$2,284,508	$458,275

(1)	The Advisor has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Adviser balance on the Statements of Assets and Liabilities. The amounts shown have been reduced by this waiver.

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. For the years ended December 31, 2017, 2016 and 2015, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the years ended December 31, 2017, 2016 and 2015, the Adviser incurred and paid offering costs of $954,765, $1,540,535 and $1,120,922, respectively, on our behalf. For the years ended December 31, 2017 and 2016, the Company capitalized $282,156 and $427,270 of offering costs. Of this amount, $381,881 and $198,715 were amortized to expense during the years ended December 2017 and 2016, respectively. As of December 31, 2017 and 2016, $128,830 and $228,555 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2017, the cumulative aggregate amount of $5,089,006 of organization and offering costs exceeds 1% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $4,127,985 of these costs. See Note 13 regarding the end of the offering period.

Fees Paid to Officers and Directors

Each director who is not an “interested person” of the Company as defined in the 1940 Act (the “Independent Directors”) receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Highland Fund Complex based on relative net assets. The “Highland Fund Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employees of an affiliate of the Adviser. Prior to December 8, 2017, Mr. Powell was treated as an “interested person” of the Company for all purposes other than compensation and the Company’s code of ethics.

For the years ended December 31, 2017, 2016 and 2015, the Company recorded an expense relating to director fees of $16,090, $6,933 and $1,973, respectively, which represents the allocation of the director fees to the Company. As of December 31, 2017 and 2016, there were no expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of December 31, 2017 is $1,888,548. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2017	$1,304,585	$975,289	$329,296	$(122,135)	December 31, 2020
September 30, 2017	983,110	531,679	451,431	252,953	September 30, 2020
June 30, 2017	631,906	433,428	198,478	50,913	June 30, 2020
March 31, 2017	329,791	182,226	147,565	147,565	March 31, 2020

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

During the year ended December 31, 2017, $406,354 of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the years ended December 31, 2017, 2016 and 2015, the Adviser committed $0, $872,000, $1,403,000, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of December 31, 2017 would have been lower by approximately this amount. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of December 31, 2017, there were no amounts owed from the Adviser to the Company. On May 11, 2017, the Adviser paid in full the outstanding balance of $4,177,196 payable to the Company as of March 31, 2017, together with interest of $56,480. As of December 31, 2016, the Receivable from Adviser balance shown on the Statements of Assets and Liabilities was made up of the amounts shown in the table below.

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

As of December 31, 2017, the Company owed $296,092 to the Adviser, largely related to advisory fees, administration fees, and the expense limitation agreement.

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

As of December 31, 2017, 2016 and 2015, the Company made the following permanent book tax differences and reclasses:

	2017	2016	2015
Paid in capital excess of par value	$(521,714)	$(1,827,909)	$(970,505)
Distributions in excess of net investment income	3,986,427	323,812	436,059
Accumulated realized gains	(3,464,713)	1,504,097	534,446

During the year ended December 31, 2017, the differences between book and tax accounting were due primarily to defaulted bonds and basis adjustments of loan investments.

For the years ended December 31, 2017, 2016 and 2015, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

	2017	2016	2015
Undistributed ordinary income	$3,267,424	$2,769,825	$—
Net tax appreciation/(depreciation)	3,222,870	2,614,991	(1,117,550	)(1)
Undistributed capital gains	725,166	—	—
Other temporary differences	(22,087)	(23,980)	(25,873)

(1)	Any differences between book-basis and tax-basis net unrealized appreciation/(depreciation) are primarily due to basis adjustments of loan investments.

For the years ended December 31, 2017, 2016 and 2015, the Company had $0, $0 and $(356,904) of capital loss carryovers, respectively.

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2017, 2016 and 2015, were as follows:

Paid Distributions attributable to:	2017	2016	2015
Ordinary income	$6,157,349	$3,464,844	$1,183,859
Return of capital	—	—	262,760

Unrealized appreciation and depreciation at December 31, 2017, 2016 and 2015, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross appreciation	Gross (depreciation)	Net appreciation/ (depreciation)	Cost
December 31, 2017	$9,086,469	$(6,592,620)	$2,493,849	$139,303,775
December 31, 2016	3,559,782	(3,219,790)	339,992	81,864,150
December 31, 2015	156,768	(2,677,318)	(2,520,550)	25,124,374

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the years ended December 31, 2017, 2016 and 2015, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer from August 31, 2017, until expiration of September 29, 2017 at 5:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the third quarter tender offer, 37,284 shares of the Company were tendered for repurchase, constituting approximately 0.41% of the Company’s outstanding shares.

The Company conducted its quarterly tender offer from December 1, 2017, until expiration of December 29, 2017 at 5:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the fourth quarter tender offer, 10,820 shares of the Company were tendered for repurchase, constituting approximately 0.11% of the Company’s outstanding shares.

For the year ended December 31, 2017, the Company did not repurchase any shares as part of its death and disability repurchase program. For the year ended December 31, 2016, the Company repurchased 15,553 shares as part of its death and disability repurchase program.

Note 7 — Credit Facility and Leverage Facilities

On January 6, 2015, the Company entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”), as lender and agent. Under the Credit Facility, State Street had agreed to extend credit to the Company in an aggregate principal amount of up to $25 million, at a rate of L+1.15%, subject to borrowing base availability and restrictions on the Company’s total outstanding debt.

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

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days’ notice. At December 31, 2017, current outstanding and fair value amounts were $24,400,000 and $24,558,721, respectively.

For the years ended December 31, 2017, 2016 and 2015, the components of total interest expense were as follows:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Direct interest expense	$95,181	$115,438	$19,943
Commitment fees	8,054	45,836	35,292
Amortization of financing costs	—	—	25,000

Total interest expense	$103,235	$161,274	$80,235

Average daily amount outstanding	4,803,836	6,856,557	1,452,055
Weighted average interest rate	1.98%	1.68%	1.37%

The Company is required to maintain 200% asset coverage with respect to its borrowings outstanding. Asset coverage is calculated by subtracting the Company’s total liabilities, not including any amount representing bank loans and senior securities, from the Company’s total assets and dividing the result by the principal amount of the borrowings outstanding. As of the dates indicated below, the Company’s borrowings outstanding and asset coverage was as follows:

Year Ended	Total Amount Outstanding	% of Asset Coverage
12/31/2017	$46,540,921	304%
12/31/2016	11,200,000	701%
12/31/2015	—	n/a
12/31/2014	—	n/a

BNP Paribas Total Return Swap

On June 13, 2017, the Company entered into the TRS with BNP Paribas over one or more loans, with a maximum aggregate notional amount of the portfolio debt securities subject to the TRS of $40 million. The agreements between the Company and BNP Paribas, which collectively establish the TRS, are referred to herein as the “TRS Agreement.”

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

The following is a summary of the underlying loans subject to the TRS as of December 31, 2017:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,775,000	$(78,750)
DJO Finance, LLC (First Lien Term Loan)	Healthcare	L + 325	1.00%	6/16/2020	3,989,796	3,934,936	(54,860)
Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L + 700	1.00%	8/31/2020	1,728,527	1,620,494	(108,033)

Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L +712.5	1.25%	9/30/2020	478,369	389,889	(88,480)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,725	3,717,219	(19,506)
iHeartCommunications, Inc. (First Lien Loan)	Media/ Telecommunications	L + 675	—	1/30/2019	4,112,500	3,737,500	(375,000)
Kindred Healthcare, Inc. (First Lien Term Loan)	Healthcare	L + 350	1.00%	4/09/2021	6,503,210	6,499,470	(3,740)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,503,122	2,375,000	(128,122)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	5,260,919	5,306,952	46,033
SkillSoft Corp. (First Lien Term Loan)	Technology	L + 475	1.00%	4/28/2021	1,867,441	1,877,218	9,777
SkillSoft Corp. (Second Lien Term Loan)	Technology	L + 825	1.00%	4/28/2022	1,259,895	1,327,389	67,494
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,667	1,670,834	4,167

					Total		$(729,020)

					Accrued income and liabilities		165,197

					Total TRS Fair Value		$(563,823)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

As of December 31, 2017, the Company had posted $13,820,000 of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the year ended December 31, 2017, the Company recognized a net realized loss on the TRS amounting to $132,288. The Company received $411,299 in cash payments from the TRS during the period and paid $727,102 with $183,515 being payable to BNP Paribas as of December 31, 2017.

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

The Company’s organization and offering costs together are limited to 1% of total proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. As of December 31, 2017, $4,127,985 of organization and offering costs could become payable to the Adviser contingent upon the amount of future proceeds raised. See Note 4 for a discussion of Related Party Transactions and Arrangements, including a description of amounts waived and subject to recoupment. See also Note 13 regarding the end of the offering period.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2017.

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnification. The Company’s maximum exposure under these agreements is unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company believes the risk of material obligations under these indemnities to be low. See also Note 13 regarding the end of the offering period.

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

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the Investment Company Act of 1940, as amended, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of December 31, 2017:

Affiliated investments	Fair value as of January 1, 2017	Purchases	Sales	Realized gains (losses)	Change in unrealized gains (losses)	Fair value as of December 31, 2017	Dividend income
NexPoint Credit Strategies Fund	$—	$14,154	$—	$—	$2,639	$16,793	$950

Total affiliated investments	$—	$14,154	$—	$—	$2,639	$16,793	$950

As of December 31, 2016, the Company did not have any affiliated investments.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the years ended December 31, 2017, 2016, 2015 and 2014 is as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015		For the Period ended December 31, 2014(1)
Common shares per share operating performance:
Net asset value, beginning of period	$9.47	$8.02		$8.97		$9.13
Income from investment operations:
Net investment income(2)	0.59	0.69		0.42		0.05
Net realized and unrealized gain (loss)	0.32	1.25		(1.40)		(0.13)
Commitments by affiliates	—	0.18		0.68		—

Total from investment operations	0.91	2.12		(0.30)		(0.08)

Less distribution declared to common shareholders:
From net investment income	(0.72)	(0.71)		(0.56)		—
From return of capital	—	—		(0.13)		—

Total distributions declared to common shareholders	(0.72)	(0.71)		(0.69)		—

Capital share transactions
Offering costs(2)	—	—		(0.06)		(0.08)
Issuance of common stock(3)	0.02	0.04		0.10		—
Shares tendered(2)	0.00 (4)	0.00	(4)	—		—
Net asset value, end of period	$9.68	$9.47		$8.02		$8.97
Net asset value total return(5)	10.06%	27.61	%(6)	(3.26	)%(6)	(1.75	)%(7)
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$94,860	$67,293		$22,299		$12,382
Shares outstanding, end of period	9,804,321	7,102,226		2,779,381		1,381,087
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses	5.21%	7.56%		11.91%		16.45	%(8)
Fees and expenses waived or reimbursed	(2.37)%	(4.56)%		(9.62)%		(14.61	)%(9)
Net operating expenses	2.84%	3.00%		2.29%		1.84	%(8)
Net investment income (loss) before fees waived or reimbursed	3.80%	2.98%		(4.64)%		(12.42	)%(8)
Net investment income (loss) after fees waived or reimbursed	6.17%	7.54%		4.97%		2.19	%(8)
Ratio of interest and credit facility expenses to average net assets	0.13%	0.36%		0.46%		n/a
Ratio of incentive fees to average net assets(9)(10)	0.51%	0.40%		—%		—%
Portfolio turnover rate	113%	60%		97%		3	%(7)
Asset coverage ratio	304%	701%		n/a		n/a

(1)	Commenced operations on September 2, 2014.
(2)	Per share data was calculated using weighted average shares outstanding during the period.
(3)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(4)	Amount rounds to less than $0.005 per share.
(5)	Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Adviser not absorbed a portion of expenses, total returns would have been lower.
(6)	For the year ended December 31, 2016, 1.65% of the fund’s total return consists of a voluntary reimbursement by the adviser for unrealized investment losses, and is included in Net realized and unrealized gain (loss). Excluding this item, total return would have been 25.96%. For the year ended December 31, 2015, 6.09% of the fund’s total return consists of a voluntary reimbursement by the Adviser for unrealized investment losses, and is included in Net realized and unrealized gain (loss). Excluding this item, total return would have been (9.35)%.
(7)	Not annualized.
(8)	Annualized except for organizational costs.
(9)	Annualized.
(10)	All incentive fees were waived for the year ended December 31, 2016.

Note 12 — Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$1,272,429	$1,571,497	$2,177,088	$2,413,806
Total investment income per common share	0.14	0.18	0.26	0.32
Net investment income	(134,843)	1,377,808	1,816,628	2,034,334
Net investment income per common share	(0.01)	0.15	0.22	0.27
Net realized and unrealized gain (loss)	2,931,684	(1,579,641)	543,274	478,928
Net realized and unrealized gain (loss) per common share	0.31	(0.18)	0.06	0.06
Net increase (decrease) in net assets resulting from operations	2,796,841	(201,833)	2,359,902	2,513,262
Basic and diluted earnings (loss) per common share	0.30	(0.02)	0.28	0.34
Net asset value per common share at end of quarter	9.68	9.56	9.75	9.65

	Quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$1,677,436	$1,384,030	$942,755	$675,433
Total investment income per common share	0.26	0.25	0.23	0.22
Net investment income	1,148,783	1,030,934	624,400	542,973
Net investment income per common share	0.17	0.19	0.15	0.18
Net realized and unrealized gain (loss)	(762,755)	1,886,765	1,950,397	2,076,601
Net realized and unrealized gain (loss) per common share	(0.12)	0.34	0.47	0.68
Net increase (decrease) in net assets resulting from operations	386,028	2,917,699	2,574,797	2,619,574
Basic and diluted earnings (loss) per common share	0.06	0.53	0.62	0.86
Net asset value per common share at end of quarter	9.47	9.59	9.20	8.69

	Quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$394,023	$358,233	$341,786	$182,742
Total investment income per common share	0.16	0.16	0.18	0.11
Net investment income	228,391	265,742	301,343	78,699
Net investment income per common share	0.09	0.12	0.16	0.05
Net realized and unrealized gain (loss)	(68,097)	(877,011)	(827,122)	96,441
Net realized and unrealized gain (loss) per common share	(0.03)	(0.40)	(0.43)	0.06
Net increase (decrease) in net assets resulting from operations	160,294	(611,269)	(525,779)	175,140
Basic and diluted earnings (loss) per common share	0.06	(0.28)	(0.27)	0.11
Net asset value per common share at end of quarter	8.02	8.11	8.53	8.95

The sum of quarterly per share amounts may not equal per share amounts reported for the years ended December 31, 2017, 2016 and 2015. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On December 8, 2017, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, paid on January 31, 2018, to the stockholders of record on January 2, 2018, January 8, 2018, January 16, 2018, January 22, 2018, and January 29, 2018.

On January 4, 2018, the Company increased its public offering price from $10.58 per share to $10.60 per share. The increase in the public offering price was effective as of our January 3, 2018 closing and first applied to subscriptions received from December 27, 2017 through January 2, 2018.

On January 10, 2018, the Company increased its public offering price from $10.60 per share to $10.64 per share. The increase in the public offering price was effective as of our January 10, 2018 closing and first applied to subscriptions received from January 3, 2018 through January 9, 2018.

On January 18, 2018, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on February 28, 2018, to the stockholders of record on February 5, 2018, February 12, 2018, February 20, 2018, and February 26, 2018.

On January 24, 2018, the Company increased its public offering price from $10.64 per share to $10.69 per share. The increase in the public offering price was effective as of our January 24, 2018 closing and first applied to subscriptions received from January 17, 2018 through January 23, 2018.

On January 31, 2018, the Company increased its public offering price from $10.69 per share to $10.75 per share. The increase in the public offering price was effective as of our January 31, 2018 closing and first applied to subscriptions received from January 24, 2018 through January 30, 2018.

On February 14, 2018, the Company closed the offering of its shares to new investors. The Company continued to offer and sell its shares to investors up to this date. All organization and offering costs as of December 31, 2017 that are in excess of 1% of total gross proceeds raised prior to the closing of the offering are no longer recoupable. See Note 4 for additional information on organization and offering costs.

On February 26, 2018, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on March 28, 2018, to the stockholders of record on March 5, 2018, March 12, 2018, March 19, 2018, and March 26, 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NexPoint Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of NexPoint Capital, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodian and brokers; when replies have not been received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Dallas, Texas

March 8, 2018

We have served as the auditor of one or more investment companies of NexPoint Advisors, L.P. and its affiliates since 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

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

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

(1)	Financial Statements — Refer to Item 8 starting on page 85

(2)	Financial Statement Schedules — None

(3)	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Exhibit (h)(1) to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Exhibit (j) to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Exhibit (k) to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Exhibit (k)(5) to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.10	Control Agreement, dated and effective as of June 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

Number	Description

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of June 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.12	Committed Facility Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: March 8, 2018	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer

KNOW ALL MEN BY THESE PRESENT, each person whose signature appears below hereby constitutes and appoints each of Frank Waterhouse and Dustin Norris as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Dondero James D. Dondero	President (Principal Executive Officer)	March 8, 2018

/s/ Frank Waterhouse Frank Waterhouse	Chief Financial Officer (Treasurer, Principal Accounting Officer and Principal Financial Officer)	March 8, 2018

/s/ Dr. Bob Froehlich Dr. Bob Froehlich	Director	March 8, 2018

/s/ John Honis John Honis	Director	March 8, 2018

/s/ Timothy K. Hui Timothy K. Hui	Director	March 8, 2018

/s/ Ethan K. Powell Ethan K. Powell	Director	March 8, 2018

/s/ Bryan A. Ward Bryan A. Ward	Director	March 8, 2018

/s/ Dustin Norris Dustin Norris	Director	March 8, 2018