Form 10-Q
period 2018-03-31
NexPoint Capital, Inc.
filed 2018-05-09
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of March 31, 2018, the Registrant had 10,386,829 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1. Financial Statements

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Unaffiliated investments, at fair value (cost of $96,329,750 and $92,014,872, respectively)	$102,818,947	$93,985,519
Affiliated investments, at fair value (cost of $3,492,840 and $14,154, respectively)(1)	1,461,251	16,793
Cash and cash equivalents	16,330,296	11,044,982
Due from counterparty(2)	13,820,000	13,820,000
Receivable for investments sold	—	2,768,395
Receivable for common stock sold	2,835	5,635
Receivable due on total return swaps(2)	89,395	183,515
Dividends and interest receivable	1,568,419	1,262,162
Unrealized appreciation on total return swaps(2)	309,961	—
Prepaid expenses	67,835	90,548
Capitalized offering costs	122,138	128,830

Total assets	136,591,077	123,306,379

Liabilities
Credit facility and notes payable(3)	26,894,303	24,400,000
Payable for investments purchased	4,551,782	1,953,152
Unrealized depreciation on total return swap(2)	—	563,823
Common stock repurchased	729,244	103,004
Payable to Adviser(4)	539,318	296,092
Incentive fee payable	1,226,202	594,306
Interest expense and commitment fees payable	9,285	52,856
Accrued expenses and other liabilities	302,134	483,189

Total liabilities	34,252,268	28,446,422

Commitments and contingencies(5)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,386,829 and 9,804,321 shares issued and outstanding, respectively)	10,387	9,804
Paid-in capital in excess of par	93,392,886	87,656,780
Accumulated net realized gain	259,120	457,746
Undistributed net investment income	1,633,847	3,051,164
Net unrealized appreciation on investments and total return swaps (including net increase from amounts committed by affiliates of $2,275,000 and $2,275,000, respectively)	7,042,569	3,684,463

Total net assets	$102,338,809	$94,859,957

Net asset value per share of common stock	$9.85	$9.68

(1) See Note 10 for a discussion of affiliated investments.
(2) See Note 7 for a discussion of total return swaps.
(3) See Note 7 for a discussion of credit facility.
(4) See Note 4 for a discussion of related party transactions and arrangements.
(5) See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment income:
Interest	$1,944,220	$2,335,529
Dividend income from unaffiliated investments	182,057	78,277
Dividend income from affiliated investments(1)	398	—
Other fee income	9,930	—

Total investment income	2,136,605	2,413,806

Expenses:
Capital gains incentive fees(2)	631,896	95,785
Investment advisory fees(2)	460,497	411,325
Interest expense and commitment fees(3)	200,732	50,379
Stock transfer fee	105,328	79,911
Administration fees(2)	101,291	82,265
Custodian and accounting service fees	77,160	76,886
Amortized offering costs	68,154	109,729
Audit and tax fees	56,219	51,287
Legal fees	49,873	60,904
Reports to stockholders	12,083	47,679
Directors’ fees(2)	4,443	2,867
Other expenses	38,559	47,395

Total expenses	1,806,235	1,116,412
Expenses waived or reimbursed by the Adviser(2)	(80,146)	(736,940)

Net expenses	1,726,089	379,472

Net investment income	410,516	2,034,334

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	(198,342)	846,625
Affiliated investments(1)	—	—
Total return swaps	(284)	—
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	4,518,550	(367,697)
Affiliated investments(1)	(2,034,228)	—
Total return swaps(4)	873,784	—

Net realized and unrealized gains (losses)	3,159,480	478,928

Net increase in net assets resulting from operations	3,569,996	2,513,262

Per share information—basic and diluted per common share
Net investment income:	$0.04	$0.27
Earnings per share:	$0.35	$0.34
Weighted average shares outstanding:	10,158,594	7,501,991
Distributions declared per share:	0.18	0.18

(1) See Note 10 for a discussion of affiliated investments.
(2) See Note 4 for a discussion of related party transactions and arrangements.
(3) See Note 7 for a discussion of credit facility.
(4) See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$410,516	$2,034,334
Net realized gain (loss) on investments and securities sold short	(198,342)	846,625
Net realized gain (loss) on total return swaps(1)	(284)	—
Net change in unrealized appreciation (depreciation) on investments and securities sold short	2,484,322	(367,697)
Net change in unrealized appreciation (depreciation) on total return swaps(1)	873,784	—

Net increase in net assets resulting from operations	3,569,996	2,513,262

Distributions to stockholders:
Net investment income	(1,827,833)	(1,349,145)

Total distributions to stockholders	(1,827,833)	(1,349,145)

Capital share transactions:
Issuance of common stock	5,315,483	8,222,024
Issuance of common shares pursuant to distribution reinvestment plan	1,187,148	896,830
Repurchase of common stock	(765,942)	(565,015)

Net increase in net assets resulting from capital transactions	5,736,689	8,553,839

Total increase in net assets	7,478,852	9,717,956
Net assets at beginning of period	94,859,957	67,292,954

Net assets at end of period	$102,338,809	$77,010,910

Undistributed net investment income	$1,633,847	$813,348
Changes in common shares
Issuance of common stock	538,995	844,602
Reinvestment of common stock	121,001	91,769
Repurchase of common stock	(77,488)	(58,893)

Net increase in common shares	582,508	877,478

(1) See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows used in operating activities
Net increase in net assets resulting from operations	$3,569,996	$2,513,262
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(20,676,579)	(17,524,104)
Payment-in-kind investments	(117,075)	(91,795)
Proceeds from sales and principal repayments of investment securities	13,061,868	33,994,813
Net realized (gain) loss on investments	198,342	(846,625)
Net change in unrealized (appreciation) depreciation on investments	(2,484,322)	367,697
Net change in unrealized depreciation on total return swaps	(873,784)	—
Amortization of premium/discount, net	(260,120)	(724,926)
Amortization of capitalized offering costs	68,154	109,729
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	2,768,395	—
(Increase) decrease in dividends and interest receivable	(306,257)	(322,653)
(Increase) decrease in receivable from Adviser	—	(80,749)
(Increase) decrease in prepaid expenses	22,713	6,771
(Increase) decrease in receivable due on total return swap	94,120	—
Increase (decrease) in payable for investments purchased	2,598,630	(8,536,248)
Increase (decrease) in payable to Adviser	243,226	—
Increase (decrease) in incentive fees payable	631,896	—
Increase (decrease) in interest expense and commitment fees payable	(43,571)	(21,583)
Increase (decrease) in accrued expenses and other liabilities	(181,055)	131,044

Net cash flow provided by (used in) operating activities	(1,685,423)	8,974,633

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	5,318,283	8,278,914
Repurchase of common stock, net of payable	(139,702)	(38,533)
Distributions paid in cash	(640,685)	(452,315)
Offering costs paid, net of due to Adviser	(61,462)	(91,816)
Net increase (decrease) in credit facilities and notes payable	2,494,303	(11,200,000)

Net cash flow provided by (used in) financing activities	6,970,737	(3,503,750)

Net increase in cash and cash equivalents	5,285,314	5,470,883
Cash and cash equivalents
Beginning of the period	11,044,982	3,948,113

End of the period	$16,330,296	$9,418,996

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$117,075	$91,795
Cash paid during the period for interest	$244,303	$54,473
Reinvestment of distributions paid	$1,187,148	$896,830
Local and excise taxes paid	$134,104	$103,700

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of March 31, 2018

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 27.7%(4)
Energy – 2.3%
Fieldwood Energy, LLC (First Lien Term Loan)(5)				$1,800,549	$1,670,009	$1,795,301
Fieldwood Energy, LLC (First Lien Term Loan)(5)				567,797	379,831	545,794

Healthcare – 16.6%						2,341,095

BioClinica, Inc. (First Lien Term Loan)(6)	L + 425	1.00%	10/20/2023	1,987,450	1,959,030	1,947,700
Quorum Health Corporation (First Lien Term Loan)(7)	L + 675	1.00%	4/29/2022	1,955,341	1,953,050	2,001,018
U.S. Renal Care, Inc. (First Lien Term Loan)(6)	L + 425	1.00%	12/31/2022	5,954,392	5,864,864	5,989,106
U.S. Renal Care, Inc. (Second Lien Term Loan)(6)	L + 800	1.00%	12/31/2023	4,500,000	4,428,918	4,528,125
Valeant Pharmaceuticals International, Inc. (First Lien Term Loan)(7) (8)	L + 350	0.75%	4/1/2022	2,507,543	2,544,602	2,536,831

						17,002,780

Media/Telecommunications – 3.9%
iHeartCommunications, Inc. (First Lien Term Loan)(5) (9)				5,000,000	4,051,750	3,964,775
Retail – 3.3%
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(5)				2,446,815	1,590,430	986,886
Toys ‘R’ Us-Delaware, Inc. DIP Loan (First Lien Term Loan)(7)	L + 875	1.00%	1/18/2019	2,379,212	2,305,023	2,385,160

						3,372,046

Service – 1.6%
Weight Watchers International, Inc. (First Lien Term Loan)(6) (7) (8) (10)	L + 475	0.75%	11/29/2024	1,678,750	1,646,425	1,702,622
Utility – 0.0%
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan)(11)				3,500,000	87,816	10,500

Total Senior Secured Loans						28,393,818

Unsecured Loans – 3.4%
Materials – 3.4%
OmniMax International, Inc.(12) (13)	14% PIK, 2% Cash		2/6/2021	3,462,082	2,955,016	3,423,999

Total Unsecured Loans						3,423,999

Asset-Backed Securities – 1.8%
Financials – 1.8%
Grayson Investor Corp.(8) (14) (15) (16)			11/1/2021	800	456,000	326,520
Highland Park CDO I Ltd. 2006 1A A2(6) (8) (14) (16)	L + 40		11/25/2051	1,150,981	952,685	1,116,452
PAMCO CLO 1997-1A B(5) (8) (12) (13) (14) (16)				559,644	321,796	384,140

						1,827,112

Total Asset-Backed Securities						1,827,112

Closed-End Mutual Funds – 0.0%

				Shares
Financials – 0.0%
NexPoint Strategic Opportunities Fund (8) (17)				664	14,155	15,259

Total Closed-End Mutual Funds						15,259

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Corporate Bonds – 45.8%
Financials – 5.8%
ASP AMC Merger Sub, Inc.(14)	8.000%		5/15/2025	$6,325,000	6,049,164	5,961,312

Healthcare – 37.9%
DJO Finance LLC / DJO Finance Corp.(14)	8.125%		6/15/2021	6,500,000	6,209,762	6,548,750
Endo Finance LLC / Endo Finco Inc.(14)	6.000%		7/15/2023	4,000,000	3,488,777	3,040,000

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of March 31, 2018

(Unaudited)

Ortho-Clinical Diagnostics(14)	6.625%	5/15/2022	4,717,000	$4,267,845	$4,622,660
Quorum Health Corp.	11.625%	4/15/2023	7,459,000	6,438,266	7,943,835
Surgery Center Holdings(8) (14)	6.750%	7/1/2025	8,358,000	7,785,531	8,149,050
Tenet Healthcare Corp.(8)	8.125%	4/1/2022	1,000,000	973,859	1,046,250
Valeant Pharmaceuticals International, Inc. (8) (14)	5.875%	5/15/2023	4,000,000	3,413,354	3,544,960
Valeant Pharmaceuticals International, Inc. (8) (14)	6.125%	4/15/2025	4,500,000	3,805,210	3,900,375

					38,795,880

Telecommunication Services – 2.1%
Intelsat Jackson Holdings S.A.(8) (14)	9.750%	7/15/2025	2,254,000	2,263,745	2,110,308

Total Corporate Bonds					46,867,500

Common Stocks – 21.1%

			Shares
Chemicals – 0.2%
MPM Holdings, Inc.(8) (18)			8,500	250,750	226,525

Energy – 5.1%
Enterprise Products Partners L.P.(8)			170,000	4,144,041	4,161,600
Energy Transfer Equity L.P.(8)			75,000	1,438,740	1,065,750

					5,227,350

Healthcare – 4.0%
Heron Therapeutics, Inc.(8) (9) (18)			19,232	500,032	530,803
Quorum Health Corp.(18)			408,514	2,184,093	3,341,645
SteadyMed Ltd.(8) (18)			54,749	326,441	177,934

					4,050,382

Materials – 2.0%
OmniMax International, Inc.(12) (13) (18)			6,698	663,116	2,051,506

Media/Telecommunications – 1.4%
Gambier Bay, LLC(12) (13) (17) (18)			9,180,900	3,478,685	1,445,992

Real Estate Investment Trust (REIT) – 2.2%
Independence Realty Trust, Inc. (8)			246,727	2,216,203	2,264,954

Telecommunication Services – 3.8%
TerreStar Corp.(12) (13) (18)			14,035	1,599,990	3,912,116

Utility – 2.4%
Vistra Energy Corp.(18)			115,000	1,776,757	2,395,450

Total Common Stocks					21,574,275

	Preferred Dividend Rate
Preferred Stocks – 1.5%
Real Estate Investment Trust (REIT) – 1.5%
RAIT Financial Trust	8.875%		148,057	3,215,965	1,556,079

Total Preferred Stocks					1,556,079

Rights – 0.0%
Utility – 0.0%
Texas Competitive Electric Holdings Company, LLC (TXU)(18)			58,356	150,864	32,533

Total Rights					32,533

Warrants – 0.6%
Healthcare – 0.5%
Galena Biopharma, Inc.(13) (18)		1/12/2021	1,500,054	—	2
Gemphire Therapeutics, Inc.(13) (18)		3/15/2022	118,796	—	375,025
Kadmon Holdings, Inc.(13) (18)		4/13/2018	119,047	—	5,972
SCYNEXIS, Inc.(13) (18)		6/21/2021	195,000	—	76,755
SteadyMed Ltd.(8) (13) (18)		4/25/2022	62,895	—	68,368

					526,122

Materials – 0.1%
OmniMax International, Inc.(12) (13) (18)		8/6/2025	207	—	63,501

Total Warrants					589,623

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of March 31, 2018

(Unaudited)

Total Investments- 101.9%	$99,822,590	$104,280,198

Cash Equivalents – 15.7% (19)		$16,067,440
Other Assets & Liabilities, net- (17.6%)		$(18,008,829)

Net Assets- 100.0%		$102,338,809

	Notional Amount(20)	Unrealized Appreciation
Total Return Swap – 0.3%
BNP Paribas TRS Facility (Note 7)	$31,545,454	$309,961

(1)	Unless otherwise noted, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. Additionally, companies under common control (e.g., companies with a common owner of greater than 25% of their respective voting securities) are affiliates under the 1940 Act.
(2)	All investments are denominated in United States Dollars.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at March 31, 2018. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(5)	The issuer is in default of its payment obligation, or is in danger of default. In some cases, partial payments are still being paid to the lenders.
(6)	The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2018 was 2.31%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.
(7)	The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2018 was 1.88%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.
(8)	The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 23.7% of the Company’s total assets as of March 31, 2018.
(9)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(10)	The Company views Weight Watchers to be included in the Healthcare Industry as defined in the Company’s organizational documents. If this classification were reflected, value and percentage of the healthcare sector under Senior Secured Loans would increase to $18,705,402 and 18.3%.
(11)	The investment represents value held in escrow pending future events. No interest is being accrued.
(12)	Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.
(13)	Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $11,807,376 or 11.5% of net assets were fair valued under the Company’s valuation procedures as of March 31, 2018.
(14)	Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of March 31, 2018, these securities amounted to $39,704,527, or 38.8% of net assets.
(15)	The investment is considered to be the equity tranche of the issuer.
(16)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(17)	Represents an affiliated issuer. Assets with a total aggregate market value of $1,461,251, or 1.4% of net assets, were affiliated with the Company as of March 31, 2018 (see Note 10).
(18)	Non-income producing security.
(19)	State Street U.S. Government Money Market Fund.
(20)	Notional value of the underlying securities in the Total Return Swap is calculated by multiplying par by the initial price.

Glossary

ADR	American Depositary Receipt
PIK	Payment-in-Kind

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of March 31, 2018, the Adviser controls 2,197,521 total shares, including reinvestment of dividends, for a net amount of approximately $21.6 million.

The Company has retained the Adviser to manage certain aspects of its affairs on a day-to-day basis. Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Adviser, served as the dealer manager of the Company’s continuous public offering prior to the termination of the offering. The Adviser and Dealer Manager are related parties and receive fees and other compensation for services related to the investment and management of the Company’s assets and the continuous public offering. The Company’s continuous public offering ended on February 14, 2018.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements is not required for interim financial statements and has been condensed or omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2018. The interim financial data as of March 31, 2018, and for the three months ended March 31, 2018 and March 31, 2017 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of March 31, 2018 and December 31, 2017, the Company had cash and cash equivalents of $16,330,296 and $11,044,982, respectively. As of March 31, 2018 and December 31, 2017, $16,067,440 and $10,852,235 was held in the State Street U.S. Government Money Market Fund, and $262,856 and $192,747 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of March 31, 2018 and December 31, 2017, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three months ended March 31, 2018 and March 31, 2017, the Company recognized $9,930 and $0 of fee income, respectively.

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

As of March 31, 2018, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$384,140
Gambier Bay, LLC	Common Stock	1,445,992
OmniMax International, Inc.	Common Stock	2,051,506
TerreStar Corp.	Common Stock	3,912,116
OmniMax International, Inc.	Unsecured Loans	3,423,999
Galena Biopharma, Inc.	Warrant	2
Gemphire Therapeutics, Inc.	Warrant	375,025
Kadmon Holdings, Inc.	Warrant	5,972
OmniMax International, Inc.	Warrant	63,501
SCYNEXIS, Inc.	Warrant	76,755
SteadyMed Ltd.	Warrant	68,368

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

As of March 31, 2018, the Company’s investments consisted of senior secured loans, unsecured loans, bonds, asset-backed securities, common stocks, preferred stock, a closed-end mutual fund, a total return swap (“TRS”) and rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of March 31, 2018 and December 31, 2017:

Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans	$—	$28,393,818	$—	$28,393,818
Unsecured Loans	—	—	3,423,999	3,423,999
Asset-Backed Securities	—	1,442,972	384,140	1,827,112
Closed-End Mutual Funds	15,259	—	—	15,259
Corporate Bonds	—	46,867,500	—	46,867,500
Common Stocks
Chemicals	226,525	—	—	226,525
Energy	5,227,350	—	—	5,227,350
Healthcare	4,050,382	—	—	4,050,382
Materials	—	—	2,051,506	2,051,506
Media/Telecommunications	—	—	1,445,992	1,445,992
Real Estate Investment Trusts (REITs)	2,264,954	—	—	2,264,954
Telecommunication Services	—	—	3,912,116	3,912,116
Utility	2,395,450	—	—	2,395,450
Preferred Stocks	1,556,079	—	—	1,556,079
Rights	—	32,533	—	32,533
Warrants
Healthcare	—	526,122	—	526,122
Materials	—	—	63,501	63,501

	$15,735,999	$77,262,945	$11,281,254	$104,280,198

Derivatives
Total Return Swap Contracts	$—	$—	$309,961	$309,961

Total Assets	$15,735,999	$77,262,945	$11,591,215	$104,590,159

Total Investments Net of Swap Contracts	$15,735,999	$77,262,945	$11,591,215	$104,590,159

	December 31, 2017
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$14,006,745	$—	$14,006,745
Retail	—	3,654,624	—	3,654,624
Service	—	1,713,464	—	1,713,464
Utility	—	9,100	—	9,100
Unsecured Loans	—	—	3,326,186	3,326,186
Asset-Backed Securities	—	1,671,636	294,541	1,966,177
Closed-End Mutual Funds	16,793	—	—	16,793
Corporate Bonds	—	52,543,477	—	52,543,477
Common Stocks
Chemicals	170,000	—	—	170,000
Energy	4,109,050	—	—	4,109,050
Healthcare	2,415,250	—	—	2,415,250
Materials	—	—	2,566,191	2,566,191
Real Estate Investment Trusts (REITs)	2,489,476	—	—	2,489,476
Utility	2,106,808	—	—	2,106,808
Preferred Stocks	1,960,275	—	—	1,960,275
Rights	—	56,897	—	56,897
Warrants
Healthcare	—	812,367	—	812,367
Materials	—	—	79,432	79,432

Total Assets	$13,267,652	$74,468,310	$6,266,350	$94,002,312

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(563,823)	$(563,823)

Total Liabilities	$—	$—	$(563,823)	$(563,823)

Total Investments Net of Swap Contracts	$13,267,652	$74,468,310	$5,702,527	$93,438,489

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2018.

Investments:	Balance as of December 31, 2017	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of March 31, 2018	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Unsecured Loans
Materials	$3,326,186	$—	$—	$39,107	$213	$(57,325)	$117,075	$(1,257)	$3,423,999	$(57,325)
Asset-Backed Securities
Financials	294,541	—	—	—	—	89,599	—	—	384,140	89,599
Common Stocks
Materials	2,566,191	—	—	—	—	(514,685)	—	—	2,051,506	(514,685)
Media/Telecommunications	—	1,445,992	—	—	—	—	—	—	1,445,992	—
Telecommunication Services	—	—	—	—	—	2,312,126	1,599,990	—	3,912,116	2,312,126
Warrants
Materials	79,432	—	—	—	—	(15,931)	—	—	63,501	(15,931)

Total	$6,266,350	$1,445,992	$—	$39,107	$213	$1,813,784	$1,717,065	$(1,257)	$11,281,254	$1,813,784

Liabilities
Total Return Swaps(1)	$(563,823)	$—	$—	$—	$—	$873,784	$—	$—	$309,961	$873,784

(1)	During the three months ended March 31, 2018, the Company recognized a net realized loss on the TRS amounting to $(284). The Company received $161,447 in cash payments from the TRS during the period and paid $67,611, with a decrease of $94,120 in receivable from BNP Paribas for the quarter ended March 31, 2018.

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

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the three months ended March 31, 2018, $1,445,992 was transferred from Level 2 to Level 3. There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2017.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of March 31, 2018 and December 31, 2017:

Investment	Fair value at March 31, 2018	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$3,423,999	Discounted Cash Flow	Discount Rate Spread Adjustment	16.40% 0.40%
Common Equity	7,409,614	Discounted Cash Flow Multiples Analysis Discount for Lack of Marketability Transaction Analysis Pricing Feed	Discount Rate Minority Discount Terminal Multiple Multiple of EBITDA Price/MHz-PoP Risk Discount N/A	11.00% - 12.00% 20.00% 7.0x 6.75x - 8.25x 15.00% $0.09 - $0.55 25.00% N/A
Warrants	63,501	Discounted Cash Flow Multiples Analysis Discount for Lack of Marketability	Discount Rate Minority Discount Terminal Multiple Multiple of EBITDA	12.00% 20.00% 7.0x 6.75x - 8.25x 15.00%
Asset-Backed Securities	384,140	Discounted Cash Flow	Discount Rate	20.88%

Total	$11,281,254

Total Return Swaps	$$309,961	Third Party Pricing Vendor	N/A	N/A

Investment	Fair value at December 31, 2017	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$3,326,186	Discounted Cash Flow	Discount Rate Spread Adjustment	16.20% 0.20%
Common Equity	2,566,191	Discounted Cash Flow Multiples Analysis Discount for Lack of Marketability	Discount Rate Minority Discount Terminal Multiple Multiple of EBITDA	12.00% 20.00% 7.0x 7.75x - 8.25x 15.00%
Warrants	79,432	Discounted Cash Flow Multiples Analysis Discount for Lack of Marketability	Discount Rate Minority Discount Terminal Multiple Multiple of EBITDA	12.00% 20.00% 7.0x 7.75x - 8.25x 15.00%
Asset-Backed Securities	294,541	Discounted Cash Flow	Discount Rate	20.85%

Total	$6,266,350

Total Return Swaps	$(563,823)	Third Party Pricing Vendor	N/A	N/A

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the three months ended March 31, 2018 and March 31, 2017, the Company did not hold options.

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

Organization and Offering Costs

Organization costs are paid by the Adviser and include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization. Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are also paid by the Adviser. Prior to the termination of the offering, as we raised proceeds, these organization and offering costs were expensed and became payable to the Adviser. Organization and offering costs are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Please refer to Note 4 for additional information on Organization and Offering Costs.

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the three months ended March 31, 2018 and March 31, 2017. Selling commissions and fees of $413,024 and $691,260 were paid for the three months ended March 31, 2018 and March 31, 2017, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the three months ended March 31,
	2018	2017
Net increase in net assets from operations	3,569,996	2,513,262
Weighted average common shares outstanding	10,158,594	7,501,991
Earnings per common share-basic and diluted	0.35	0.34

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require the statement of cash flows explain the change during the period in the total of cash, restricted cash and cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. In addition, Accounting Standards Update 2016-18 must be adopted at the same time as Accounting Standards Update 2016-15. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

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

In February 2018, the FASB issued Accounting Standards Update 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update provide a variety of technical corrections and improvements to how entities should account for financial instruments. shorten the amortization period for certain callable debt securities held at premium. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years beginning after June 15, 2018. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at March 31, 2018:

	Fair value	Percentage
Assets
Healthcare	$60,375,164	57.9%
Financials	7,803,683	7.5%
Energy	7,568,445	7.3%
Telecommunication Services	6,022,424	5.8%
Materials	5,539,006	5.3%
Media/Telecommunications	5,410,767	5.2%
Real Estate Investment Trusts (REITs)	3,821,033	3.7%
Retail	3,372,046	3.2%
Utility	2,438,483	2.3%
Service	1,702,622	1.6%
Chemicals	226,525	0.2%

Total Assets	$104,280,198	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2017:

	Fair value	Percentage
Assets
Healthcare	$63,518,400	67.5%
Materials	5,971,809	6.4%
Financials	5,263,970	5.6%
Real Estate Investment Trusts (REITs)	4,449,751	4.7%
Energy	4,109,050	4.4%
Retail	3,654,624	3.9%
Telecommunication Services	2,175,110	2.3%
Utility	2,172,805	2.3%
Service	1,713,464	1.8%
Media/Telecommunications	803,329	0.9%
Chemicals	170,000	0.2%

Total Assets	$94,002,312	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of March 31, 2018:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$23,965,014	$23,855,193	22.9%
Senior Secured Loans - Second Lien	4,428,918	4,528,125	4.3%
Senior Secured Loans - Escrow Loan	87,816	10,500	0.0%
Unsecured Loans	2,955,016	3,423,999	3.3%
Asset-Backed Securities	1,730,481	1,827,112	1.8%
Closed-End Mutual Funds	14,155	15,259	0.0%
Corporate Bonds	44,695,513	46,867,500	44.9%
Common Stocks	18,578,848	21,574,275	20.7%
Preferred Stocks	3,215,965	1,556,079	1.5%
Warrants	—	589,623	0.6%
Rights	150,864	32,533	0.0%

Total Assets	$99,822,590	$104,280,198	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2017:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$15,070,292	$14,942,333	15.9%
Senior Secured Loans - Second Lien	4,426,629	4,432,500	4.7%
Senior Secured Loans - Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	3.5%
Asset-Backed Securities	1,930,704	1,966,177	2.1%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	56.0%
Common Stocks	10,786,964	13,856,775	14.7%
Preferred Stocks	3,215,965	1,960,275	2.1%
Warrants	—	891,799	0.9%
Rights	150,864	56,897	0.1%

Total Assets	$92,029,026	$94,002,312	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of March 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $31,545,454 and $31,656,515, respectively, as of March 31, 2018.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$44,053,994	$44,000,941	32.4%
Senior Secured Loans - Second Lien	15,885,392	16,038,892	11.8%
Senior Secured Loans - Escrow Loan	87,816	10,500	0.0%
Unsecured Loans	2,955,016	3,423,999	2.5%
Asset-Backed Securities	1,730,481	1,827,112	1.3%
Closed-End Mutual Funds	14,155	15,259	0.0%
Corporate Bonds	44,695,513	46,867,500	34.5%
Common Stocks	18,578,848	21,574,275	15.9%
Preferred Stocks	3,215,965	1,556,079	1.2%
Warrants	—	589,623	0.4%
Rights	150,864	32,533	0.0%

Total Assets	$131,368,044	$135,936,713	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $35,960,921 and $35,231,901, respectively, as of December 31, 2017.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$41,514,176	$40,683,792	31.5%
Senior Secured Loans - Second Lien	13,943,666	13,922,942	10.8%
Senior Secured Loans - Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	2.6%
Asset-Backed Securities	1,930,704	1,966,177	1.5%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	40.7%
Common Stocks	10,786,964	13,856,775	10.7%
Preferred Stocks	3,215,965	1,960,275	1.5%
Warrants	—	891,799	0.7%
Rights	150,864	56,897	0.0%

Total Assets	$127,989,947	$129,234,213	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at March 31, 2018:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,827,112	1.8%
Luxembourg(1)	2,110,308	2.0%
United States	100,342,778	96.2%

Total Assets	$104,280,198	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2017:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,966,177	2.1%
Luxembourg(1)	2,175,110	2.3%
United States	89,861,025	95.6%

Total Assets	$94,002,312	100.0%

(1)	Investment denominated in USD

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

For the three months ended March 31, 2018 and March 31, 2017, the Company incurred investment advisory fees payable to the Adviser of $460,497 and $411,325, respectively. The $411,325 of advisory fees incurred during the three months ended March 31, 2017 were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three months ended March 31, 2018 and March 31, 2017, the Company incurred $631,896 and $95,785 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $1,226,202 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of December 31, 2017.

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

For the three months ended March 31, 2018 and March 31, 2017, the Company incurred administration fees payable to the Adviser of $101,291 and $82,265, respectively. The $82,265 of administration fees incurred during the three months ended March 31, 2017 were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

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

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three months ended March 31, 2018 and March 31, 2017, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three months ended March 31, 2018 and March 31, 2017, the Adviser incurred and paid offering costs of $238,568 and $296,961, respectively, on our behalf. For the three months ended March 31, 2018 and March 31, 2017, the Company capitalized $61,462 and $91,816 of offering costs, respectively. Of this amount, $68,154 and $109,729 were amortized to expense during the three months ended March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018 and March 31, 2017, $122,138 and $210,642 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2018, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

For the three months ended March 31, 2018 and March 31, 2017, the Company recorded an expense relating to director fees of $4,443 and $2,867, respectively, which represents the allocation of the director fees to the Company. As of March 31, 2018, there was $0 of expenses payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2019.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of March 31, 2018 is $1,710,225. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of March 31, 2018, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
March 31, 2018	$341,882	$261,736	$80,146	$80,146	March 31, 2021

The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/(recouped) amount	Recoupment eligibility expiration
December 31, 2017	$1,304,585	$975,289	$329,296	$(122,135)	December 31, 2020
September 30, 2017	983,110	531,679	451,431	252,953	September 30, 2020
June 30, 2017	631,906	433,428	198,478	50,913	June 30, 2020
March 31, 2017	329,791	182,226	147,565	147,565	March 31, 2020

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2015	$1,440,686	$309,265	$1,131,421	$23,484	December 31, 2018
September 30, 2015	1,272,439	164,502	1,107,937	434,917	September 30, 2018
June 30, 2015	771,350	98,330	673,020	414,551	June 30, 2018
March 31, 2015	353,760	95,921	258,469	—	March 31, 2018

During the three months ended March 31, 2018, $258,469 of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the three months ended March 31, 2018 and March 31, 2017, the Adviser committed $0 and $0, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of March 31, 2018 would have been lower by approximately this amount. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of March 31, 2018 and December 31, 2017, there were no amounts owed from the Adviser to the Company.

As of March 31, 2018 and December 31, 2017, the Company owed $539,318 and $296,092, respectively, to the Adviser, largely related to advisory fees, administration fees, and the expense limitation agreement.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the three months ended March 31, 2018 and March 31, 2017, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer from March 2, 2018, until expiration of March 30, 2018 at 5:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 73,736 shares of the Company were tendered for repurchase, constituting approximately 0.71% of the Company’s outstanding shares.

For the three months ended March 31, 2018, the Company repurchased 3,752 shares as part of its death and disability repurchase program.

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

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days’ notice. At March 31, 2018, current outstanding and fair value amounts were $26,894,303 and $27,004,372, respectively.

For the three months ended March 31, 2018 and March 31, 2017, the components of total interest expense were as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Direct interest expense	$200,732	$42,325
Commitment fees	—	8,054
Amortization of financing costs	—	—

Total interest expense	$200,732	$50,379

Average daily amount outstanding	25,397,465	8,824,444
Weighted average interest rate	3.16%	1.95%

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

Three months ended	Total amount outstanding	% of asset coverage
03/31/2018	$44,619,757	329%
12/31/2017	46,540,921	304%

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

The following is a summary of the underlying loans subject to the TRS as of March 31, 2018:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,872,500	$18,750
DJO Finance, LLC (First Lien Term Loan)	Healthcare	L + 325	1.00%	6/16/2020	3,979,592	3,994,515	14,923
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,725	3,750,641	13,916
Kindred Healthcare, Inc. (First Lien Term Loan)	Healthcare	L + 350	1.00%	4/09/2021	6,486,420	6,482,690	(3,730)

Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,494,608	2,416,759	(77,849)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	5,260,919	5,366,138	105,219
SkillSoft Corp. (First Lien Term Loan)	Technology	L + 475	1.00%	4/28/2021	1,867,441	1,885,646	18,205
SkillSoft Corp. (Second Lien Term Loan)	Technology	L + 825	1.00%	4/28/2022	1,259,895	1,284,898	25,003
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,667	1,672,917	6,250
U.S Renal Care, Inc. (Second Lien Term Loan)	Healthcare	L + 800	1.00%	12/31/2023	1,939,437	1,929,811	(9,626)

					Total		$111,061

					Accrued income and liabilities		198,900

					Total TRS Fair Value		$309,961

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2017:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,775,000	$(78,750)
DJO Finance, LLC (First Lien Term Loan)	Healthcare	L + 325	1.00%	6/16/2020	3,989,796	3,934,936	(54,860)
Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L + 700	1.00%	8/31/2020	1,728,527	1,620,494	(108,033)
Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L + 712.5	1.25%	9/30/2020	478,369	389,889	(88,480)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,725	3,717,219	(19,506)
iHeartCommunications, Inc. (First Lien Loan)	Media/ Telecommunications	L + 675	—	1/30/2019	4,112,500	3,737,500	(375,000)
Kindred Healthcare, Inc. (First Lien Term Loan)	Healthcare	L + 350	1.00%	4/09/2021	6,503,210	6,499,470	(3,740)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,503,122	2,375,000	(128,122)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	5,260,919	5,306,952	46,033
SkillSoft Corp. (First Lien Term Loan)	Technology	L + 475	1.00%	4/28/2021	1,867,441	1,877,218	9,777
SkillSoft Corp. (Second Lien Term Loan)	Technology	L + 825	1.00%	4/28/2022	1,259,895	1,327,389	67,494
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,667	1,670,834	4,167

					Total		$(729,020)

					Accrued income and liabilities		165,197

					Total TRS Fair Value		$(563,823)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

As of March 31, 2018 and December 31, 2017, the Company had posted $13,820,000 and $13,820,000, respectively, of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the three months ended March 31, 2018, the Company recognized a net realized loss on the TRS amounting to $(284). The Company received $161,447 in cash payments from the TRS during the period and paid $67,611, with a decrease of $94,120 in receivable from BNP Paribas for the quarter ended March 31, 2018.

Note 8 — Economic Dependency and Commitments and Contingencies

Under various agreements, the Company has engaged the Adviser and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. Additionally, prior to the termination of the offering, the Adviser paid all of the Company’s organization and offering costs subject to reimbursement to the extent organization and offering costs paid by the Adviser did not exceed 1% of gross proceeds raised. Please see Note 4 for additional details on organization and offering costs.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2018.

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnification. The Company’s maximum exposure under these agreements is unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company believes the risk of material obligations under these indemnities to be low. See also Note 12 regarding the end of the offering period.

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

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the Investment Company Act of 1940, as amended, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of March 31, 2018:

Affiliated investments	Fair value as of December 31, 2017	Purchases	Sales	Realized gains (losses)	Change in unrealized gains (losses)	Fair value as of March 31, 2018	Dividend income
Gambier Bay, LLC(1)	$803,329	$—	$—	$—	$642,663	$1,445,992	$—

NexPoint Strategies Opportunities Fund	16,793	—	—	—	(1,534)	15,259	398

Total affiliated investments	$820,122	$—	$—	$—	$641,129	$1,461,251	$398

(1)	Includes the value of iHeart Communications, Inc. bonds as of December 31, 2017 and subsequent activity.

As of March 31, 2017, the Company did not have any affiliated investments.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the three months ended March 31, 2018 and March 31, 2017 is as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018 (Unaudited)	March 31, 2017 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$9.68	$9.47
Income from investment operations:
Net investment income(1)	0.04	0.27
Net realized and unrealized gain (loss)	0.30	0.08

Total from investment operations	0.34	0.35

Less distribution declared to common shareholders:
From net investment income	(0.18)	(0.18)
From net realized gains	—	—

Total distributions declared to common shareholders	(0.18)	(0.18)

Capital share transactions
Issuance of common stock(2)	0.01	0.01
Shares tendered(1)	0.00 (3)	0.00	(3)
Net asset value, end of period	$9.85	$9.65
Net asset value total return(4)(5)	3.63%	3.75%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$102,339	$77,011
Shares outstanding, end of period	10,386,829	7,979,704
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(6)	7.38%	6.22%
Fees and expenses waived or reimbursed(6)	(0.33)%	(4.11)%
Net operating expenses(6)	7.05%	2.11%
Net investment income (loss) before fees waived or reimbursed(6)	1.35%	7.23%
Net investment income (loss) after fees waived or reimbursed(6)	1.68%	11.33%
Ratio of interest and credit facility expenses to average net assets(6)	0.82%	0.28%
Ratio of incentive fees to average net assets(6)	2.58%	0.53	%(7)
Portfolio turnover rate(5)	13%	24%
Asset coverage ratio	329%	N/A
Weighted average commission rate paid(8)	$0.0386	$0.0145

(1)	Per share data was calculated using weighted average shares outstanding during the period.
(2)	The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(3)	Amount rounds to less than $0.005 per share.
(4)	Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Adviser not absorbed a portion of expenses, total returns would have been lower.
(5)	Not annualized.
(6)	Annualized.
(7)	All incentive fees were waived for the three months ended March 31, 2017.
(8)	Represents the total dollar amount of commissions paid on portfolio transactions divided by total number of portfolio shares purchased and sold for which commissions were charged.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On March 15, 2018, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on May 2, 2018, to the stockholders of record on April 2, 2018, April 9, 2018, April 16, 2018, April 23, 2018, and April 30, 2018.

On April 2, 2018, the Company amended and restated the TRS agreement with BNP Paribas. The amended and restated TRS Agreement, to be effective April 10, 2018 increases the maximum aggregate notional amount of the portfolio debt securities subject to the TRS to $60 million.

On April 13, 2018, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on May 30, 2018, to the stockholders of record on May 7, 2018, May 14, 2018, May 21, 2018, and May 29, 2018. The Board also declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on June 27, 2018, to the stockholders of record on June 4, 2018, June 11, 2018, June 18, 2018, and June 25, 2018.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate through March 31, 2018 the Adviser controls 2,197,521 total shares, including reinvestment of dividends, for a net amount of approximately $21.6 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2019.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of March 31, 2018 are $1,710,225. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein. The following table reflects the 2018 quarterly fee waivers and expense reimbursements due from the Adviser as of March 31, 2018, which are subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Limitation	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
March 31, 2018	$341,882	261,736	80,146	80,146	March 31, 2021

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2015	$1,440,686	$309,265	$1,131,421	$23,484	December 31, 2018
September 30, 2015	1,272,439	164,502	1,107,937	434,917	September 30, 2018
June 30, 2015	771,350	98,330	673,020	414,551	June 30, 2018
March 31, 2015	353,760	95,291	258,469	—	Expired

During the three months ended March 31, 2018, $258,469 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2019 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three months ended March 31, 2018 and March 31, 2017.

During the three months ended March 31, 2018, we made long investments in portfolio companies and other investments totaling $20,676,579. During the same period, we generated proceeds from sales and principal repayments on long investments of $13,061,868. As of March 31, 2018, our investment portfolio, with a total fair value of $104,280,198, consisted of 46 interests in portfolio companies (calculated as a percentage of total invested assets: 22.9% in first lien senior secured loans, 4.3% in second lien senior secured loans, 3.3% in unsecured loans, 0.0% in escrow loans, 44.9% in corporate bonds, 1.8% in asset-backed securities,

0.0% in closed-end mutual funds, 0.6% in warrants, 20.7% in common stock, 1.5% in preferred stock, and 0.0% in rights). As of March 31, 2018, including investments underlying the TRS with BNP Paribas on a look-through basis, the investments in our portfolio carry a weighted average price of 93.03% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 7.10% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

During the three months ended March 31, 2017, we made long investments in portfolio companies and other investments totaling $17,524,104. During the same period, we generated proceeds from sales and principal repayments on long investments of $33,994,813. As of March 31, 2017, our investment portfolio, with a total fair value of $63,115,536, consisted of 38 interests in portfolio companies (calculated as a percentage of total investments: 25.8% in first lien senior secured loans, 16.0% in second lien senior secured loans, 38.2% in corporate bonds, 3.3% in asset-backed securities, 1.9% in warrants, 14.7% in common stock, and 0.1% in rights). As of March 31, 2017, the investments in our portfolio carry a weighted average price of 80.00% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 9.01% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three months ended March 31, 2018 and March 31, 2017:

Net Investment Activity	For the Three Months Ended March 31, 2018
Purchases	$20,676,579
Payment-in-kind	117,075
Sales and Principal Repayments	(13,061,868)

Net Portfolio Activity	$7,731,786

Net Investment Activity	For the Three Months Ended March 31, 2017
Purchases	$17,524,104
Payment-in-kind	91,795
Sales and Principal Repayments	(33,994,813)

Net Portfolio Activity	$(16,378,914)

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans - First Lien	$9,091,177	44.0%	$2,118,600	12.1%
Corporate Bonds	7,176,094	34.7%	9,227,770	52.6%
Equities	4,409,308	21.3%	6,177,734	35.3%

Total Investment Activity	$20,676,579	100.0%	$17,524,104	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2018 and December 31, 2017:

March 31, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$23,965,014	$23,855,193	22.9%
Senior Secured Loans — Second Lien	4,428,918	4,528,125	4.3%
Senior Secured Loans — Escrow Loan	87,816	10,500	0.0%
Unsecured Loans	2,955,016	3,423,999	3.3%
Asset-Backed Securities	1,730,481	1,827,112	1.8%
Closed-End Mutual Funds	14,155	15,259	0.0%
Corporate Bonds	44,695,513	46,867,500	44.9%
Common Stocks	18,578,848	21,574,275	20.7%
Preferred Stock	3,215,965	1,556,079	1.5%
Warrants	—	589,623	0.6%
Rights	150,864	32,533	0.0%

Total Invested Assets	$99,822,590	$104,280,198	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2017
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$15,070,292	$14,942,333	15.9%
Senior Secured Loans — Second Lien	4,426,629	4,432,500	4.7%
Senior Secured Loans — Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	3.5%
Asset-Backed Securities	1,930,704	1,966,177	2.1%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	56.0%
Common Stocks	10,786,964	13,856,775	14.7%
Preferred Stock	3,215,965	1,960,275	2.1%
Warrants	—	891,799	0.9%
Rights	150,864	56,897	0.1%

Total Invested Assets	$92,029,026	$94,002,312	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of March 31, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. The investments underlying the TRS had a notional amount of $31,545,454 and a market value of $31,656,515 as of March 31, 2018, and a notional amount of $35,960,921 and a market value of $35,231,901 as of December 31, 2017.

March 31, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$44,053,994	$44,000,941	32.4%
Senior Secured Loans — Second Lien	15,885,392	16,038,892	11.8%
Senior Secured Loans — Escrow Loan	87,816	10,500	0.0%
Unsecured Loans	2,955,016	3,423,999	2.5%
Asset-Backed Securities	1,730,481	1,827,112	1.3%
Closed-End Mutual Funds	14,155	15,259	0.0%
Corporate Bonds	44,695,513	46,867,500	34.5%
Common Stocks	18,578,848	21,574,275	15.9%
Preferred Stock	3,215,965	1,556,079	1.2%
Warrants	—	589,623	0.4%
Rights	150,864	32,533	0.0%

Total Invested Assets	$131,368,044	$135,936,713	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2017
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$41,514,176	$40,683,792	31.5%
Senior Secured Loans — Second Lien	13,943,666	13,922,942	10.8%
Senior Secured Loans — Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	2.6%
Asset-Backed Securities	1,930,704	1,966,177	1.5%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	40.7%
Common Stocks	10,786,964	13,856,775	10.7%
Preferred Stock	3,215,965	1,960,275	1.5%
Warrants	—	891,799	0.7%
Rights	150,864	56,897	0.0%

Total Invested Assets	$127,989,947	$129,234,213	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Number of Investments	46		41
% Variable Rate (based on fair value)	54	% (1)	50	% (1)
% Non-Income Producing Equity or Other Investments (based on fair value)	11	% (1)	6	% (1)
Weighted Average Cost Price of Investments (as a % of par or stated value)	93.03	% (1)	88.70	% (1)
Weighted Average Credit Rating of Investments that were Rated	Caa1	(1)	Caa1	(1)
% of Fixed Income Investments on Non-Accrual (based on fair value)	7	% (1)	1	% (1)

(1)	Includes value of investments underlying the TRS.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2018 and December 31, 2017:

	March 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$6,350,599	8.7%	$2,172,805	7.3%
Broadly Syndicated – Public	16,637,460	10.9%	17,851,754	12.2%
Middle-Market	78,019,035	71.7%	72,011,576	73.2%
Opportunistic/Other	3,273,104	8.7%	1,966,177	7.3%

Total Invested Assets	$104,280,198	100.0%	$94,002,312	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$226,525	0.2%	$170,000	0.2%
Energy	7,568,445	7.3%	4,109,050	4.4%
Financials	7,803,683	7.5%	5,263,970	5.6%
Healthcare (1)	60,375,164	57.9%	63,518,400	67.5%
Materials	5,539,006	5.3%	5,971,809	6.4%
Media/Telecommunications	5,410,767	5.2%	803,329	0.9%
Real Estate Investment Trusts (REITs)	3,821,033	3.7%	4,449,751	4.7%
Retail	3,3720,46	3.2%	3,654,624	3.9%
Service (1)	1,702,622	1.6%	1,713,464	1.8%
Telecommunication Services	6,022,424	5.8%	2,175,110	2.3%
Utilities	2,438,483	2.3%	2,172,805	2.3%

Total Invested Assets	$104,280,198	100.0%	$94,002,312	100.0%

(1)	As of March 31, 2018 and December 31, 2017, Weight Watchers is included in the Service sector, but the Company views Weight Watchers to be related to the Healthcare Industry as defined in the Company’s organizational documents. If this classification change were reflected, the value and percentage of the healthcare sector would increase to $62,077,786 and 59.5%, respectively, as of March 31, 2018, and $65,231,864 and 69.3%, respectively, as of December 31, 2017. The value and percentage of the service sector would decrease to $0 and 0.0%, respectively, as of both March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Strategic Opportunities Fund (formally, NexPoint Credit Strategies Fund), one of its investments. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities. See Note 10 to the financial statements included herein for additional information regarding the investment in NexPoint Strategic Opportunities Fund.

Summary Description of Portfolio Companies/Investments

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

Summary Description of Top Portfolio Companies/Investments

As of March 31, 2018 and December 31, 2017, 63% and 64% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. Included in the value at March 31, 2018 and December 31, 2017 is the investment in Weight Watchers, which the Company views as related to the Healthcare Industry as defined in the Company’s organizational documents. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of March 31, 2018 and December 31, 2017, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $4.6 million and $7.8 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

U.S. Renal Care: As of March 31, 2018 and December 31, 2017, we held senior secured loans in US Renal Care, Inc. (“U.S. Renal Care”) having an aggregate fair value of $12.4 million and $8.4 million, respectively. U.S. Renal Care develops, acquires, and operates a network of outpatient, home, and specialty dialysis centers for serving patients suffering from chronic kidney failures in the United States. The company provides in-center and at-home hemodialysis and peritoneal dialysis services for end stage renal diseases. It operates outpatient, home, and specialty dialysis programs. The company also manages various acute setting dialysis programs in conjunction with local community hospitals. It also serves families, caregivers and physicians. U.S. Renal Care was founded in 2000 and is based in Plano, Texas. Upon completing an acquisition of DSI Renal in January 2016, U.S. Renal Care became third-largest provider of dialysis services in the United States, with approximately 300 outpatient dialysis facilities across 32 states/territories.

Valeant Pharmaceuticals International, Inc.: As of March 31, 2018 and December 31, 2017, we held senior secured loans and corporate bonds of Valeant Pharmaceuticals, Inc. (“Valeant”) having an aggregate fair value of $10.0 million and $10.6 million, respectively. Valeant is a multinational, specialty pharmaceutical and medical device company that develops, manufacturers, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter products, and medical devices, which are marketed directly or indirectly in over 100 countries. The company’s broad portfolio of over 1,800 products is primarily focused in the areas of dermatology, gastrointestinal disorders, eye health (including Bausch + Lomb), neurology and branded generics. Valeant is headquartered in Laval, Quebec.

Quorum Health Corp.: As of March 31, 2018 and December 31, 2017, we held first lien senior secured loans, corporate bonds and common stock of Quorum Health Corp. (“Quorum”) having an aggregate fair value of $18.7 million and $16.8 million, respectively. Quorum Health Corporation is a leading provider of hospital and outpatient healthcare services focused on facility-based acute care in rural and mid-sized markets. As of July 11, 2017, the company owned or leased 32 hospitals located across 16 states with an aggregate of approximately 3,100 licensed beds. Approximately 84% of the company’s hospitals are sole providers in their local markets. Quorum also provides hospital management advisory and healthcare consulting services through its wholly-owned subsidiary, Quorum Health Resources. Quorum was formed through a spin-off of select assets from Community Health Systems Inc. completed in April 2016. The company is headquartered in Nashville, TN.

Surgery Center Holdings, Inc.: As of March 31, 2018 and December 31, 2017, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $8.1 million and $7.9 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. The company is one of the largest and fastest growing surgical services businesses in the US, with more than 180 locations in 32 states, including ambulatory surgery centers, surgical hospitals, multi-specialty physician practices and urgent care facilities.

Kindred Healthcare, Inc.: As of March 31, 2018 and December 31, 2017, we held the first lien secured loan of Kindred Healthcare, Inc. with an aggregate fair value of $6.5 million and $6.5 million, respectively. Kindred Healthcare is one of the largest providers of post-acute care services in the US, with 2,471 locations in 45 states including 75 LTAC hospitals, 19 inpatient rehabilitation hospitals, 13 sub-acute units, 608 home health, hospice and non-medical home care sites of services, 99 inpatient rehabilitation units and contract rehabilitation services businesses which served 1,657 non-affiliated sites of services. The company is currently pursuing a sale to a consortium including Humana and several private equity partners.

DJO Finance, LLC / DJO Finco Inc.: As of March 31, 2018 and December 31, 2017, we held the first lien secured loan and corporate bonds of DJO Finance, LLC (“DJO”) with an aggregate fair value of $10.5 million and $10.0 million, respectively. DJO is a global developer, manufacturer and distributor of a diverse range of medical devices for musculoskeletal health, vascular health and pain management, including rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems, compression garments, therapeutic shoes, electrical stimulators and physical therapy products.

Endo Finance, LLC / Endo Finco Inc.: As of March 31, 2018 and December 31, 2017, we held corporate bonds of Endo Finance, LLC (“Endo”) with an aggregate fair value of $3.0 million and $3.2 million, respectively. Endo is a generics and specialty branded pharmaceutical company, with a portfolio of over 250 prescription product families focused in the areas of pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others. The company’s portfolio includes products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids, injectables, liquids, nasal sprays, ophthalmics and transdermal patches. Endo has global headquarters in Dublin, Ireland, and U.S. headquarters in Malvern, PA.

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

iHeart Communications, Inc.: As of March 31, 2018 and December 31, 2017 we held first lien senior secured loans and bonds of iHeart Communications, Inc. (“iHeart”) having an aggregate fair value of $5.4 million and $4.5 million, respectively. These values include the Company’s pro-rata portion of iHeart bonds held within Gambier Bay, LLC, a special purpose vehicle created to represent the Company during potential litigation related to chapter 11 bankruptcy proceedings initiated by iHeart in March 2018. iHeart is the largest broadcast radio and events business in the United States, and owns 90% of Clear Channel Outdoor, one of the world’s largest outdoor advertising companies. The company owns and operates approximately 850 broadcast radio stations in the United States and almost 1 million outdoor advertising displays in 45 countries. iHeartMedia also operates the iHeartRadio streaming app with 96 million registered users.

Vistra Energy: As of March 31, 2018 and December 31, 2017, we held common stock and rights shares of Vistra Energy (OTC:VSTE) (“Vistra Energy”) having an aggregate fair value of $2.4 million and $2.2 million, respectively. Vistra Energy is the largest electric power generator and retail electric provider in Texas, with other 16 GW of generation capacity and over 1.7 million retail customers. Vistra Energy was formerly named Texas Competitive Electric Holdings. The company emerged from bankruptcy on October 3, 2016. Upon emergence from bankruptcy, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity is now listed on the New York Stock Exchange.

Results of Operations for the three months ended March 31, 2018 and March 31, 2017

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

For the three months ended March 31, 2018 and March 31, 2017, we had investment income of $2,136,605 or $0.21 per share and $2,413,806 or $0.32 per share, respectively.

Expenses

For the three months ended March 31, 2018, we had total net operating expenses of $1,726,089 or $0.17 per share. Base management fees attributed to the Adviser were $460,497 for the three months ended March 31, 2018. Our expenses include administrative services expenses attributed to the Adviser of $101,291 for the three months ended March 31, 2018.

For the three months ended March 31, 2017, we had total net operating expenses of $379,472 or $0.05 per share. Base management fees attributed to the Adviser were $411,325 for the three months ended March 31, 2017, which was voluntarily waived. Our expenses include administrative services expenses attributed to the Adviser of $82,265 for the three months ended March 31, 2017, which was also voluntarily waived.

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

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment (1)	Administrator fees Waived and Subject to Recoupment (1)	Recoupment Eligibility Expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	September 30, 2019
June 30, 2016	74,421	14,884	June 30, 2019

Total	$2,284,508	$458,275

(1)	The Adviser has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Adviser balance on the Statement of Assets and Liabilities.

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Our other expenses subject to the Expense Limitation Agreement for three months ended March 31, 2018 were $341,882, and consisted of the following:

For the Three Months Ended March 31, 2018
Audit and tax fees	$56,219
Legal fees	49,873
Custodian and accounting service fees	77,160
Reports to stockholders	12,083
Stock transfer fee	105,328
Directors’ fees	4,443
Other expenses	36,776

Total	$341,882

Our other expenses subject to the Expense Limitation Agreement for the three months ended March 31, 2017 were $329,791, and consisted of the following:

For the Three Months Ended March 31, 2017
Audit and tax fees	$51,287
Legal fees	60,904
Custodian and accounting service fees	76,886
Reports to stockholders	47,679
Stock transfer fee	79,911
Directors’ fees	2,867
Other expenses	10,257

Total	$329,791

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $410,516 or $0.04 per share, and $2,034,334, or 0.27 per share, for the three months ended March 31, 2018 and March 31, 2017, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $13,061,868 and $33,994,813 during the three months ended March 31, 2018 and March 31, 2017, respectively, from which we realized net gains/(losses) of $(198,342) and $846,625, respectively. The net realized loss on the TRS was $(284) for the three months ended March 31, 2018. We did not invest in total return swaps during the three months ended March 31, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2018 and March 31, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $2,484,322 or $0.24 per share, and $(367,697) or $(0.05) per share, respectively. The net change in unrealized appreciation (depreciation) on the TRS was $873,784 for the three months ended March 31, 2018. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2018 and March 31, 2017 was primarily driven by the performance of the TerreStar Corp. common stock and the performance of the CareDx, Inc. common stock, respectively.

Net Increase from Payment from Affiliates

For the three months ended March 31, 2018 and March 31, 2017, the Adviser paid $0 and $0, respectively to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of March 31, 2018 would have been lower. These payments are not recoupable by the Adviser.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2018 and March 31, 2017, the net increase/(decrease) in net assets resulting from operations was $3,569,996 or $0.35 per share, and $2,513,262, or $0.34 per share, respectively.

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Income	$2,136,605	$2,413,806
Net expenses	(1,726,089)	(379,472)
Net realized gain/(loss)	(198,626)	846,625
Net unrealized appreciation (depreciation)	3,358,106	(367,697)
Total	$3,569,996	$2,513,262

Financial Condition, Liquidity and Capital Resources

As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $16,330,296 and $11,044,982, respectively. As of March 31, 2018 and December 31, 2017, $16,067,440 and $10,852,235 was held in the State Street U.S. Government Money Market Fund, and $262,856 and $192,747 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate through March 31, 2018 the Adviser controls 2,197,521 total shares, including reinvestment of dividends, for a net amount of approximately $21.6 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $413,024 and $691,260 for the three months ended March 31, 2018 and March 31, 2017, respectively, and were offset against capital in excess of par value on the financial statements.

We expect to generate cash primarily cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments.

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

As of March 31, 2018 and December 31, 2017, $0 and $0, respectively, were outstanding under the Credit Facility. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of March 31, 2018, all such financing costs have been amortized to interest expense.

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

As of March 31, 2018 and December 31, 2017, $26,894,303 and $24,400,000, respectively, were outstanding under the Financing Arrangement.

For the three months ended March 31, 2018 and March 31, 2017, the components of total interest expense were as follows:

For the Three Months Ended March 31, 2018
Direct interest expense	$200,732
Commitment fees	—
Amortization of financing costs	—

Total	$200,732

For the Three Months Ended March 31, 2017
Direct interest expense	$42,325
Commitment fees	8,054
Amortization of financing costs	—

Total	$50,379

On June 13, 2017, the Company, entered into the TRS with BNP Paribas over one or more loans, with a maximum aggregate notional amount of the portfolio debt securities subject to the TRS of $40 million. On April 2, 2018, the Company amended and restated the TRS Agreement with BNP Paribas to increase the maximum aggregate notional amount of the portfolio debt securities subject to the TRS to $60 million.

As of March 31, 2018, the TRS had a notional amount of $31,545,454 and a market value of $31,656,515. Cash collateral of $13,820,000 was posted against the TRS. As of December 31, 2017, the TRS had a notional amount of $35,960,921 and a market value of $35,231,901. Cash collateral of $13,820,000 was posted against the TRS. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2018 and December 31, 2017, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2018 and March 31, 2017, the Company incurred $631,896 and $95,785 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $1,226,202 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of March 31, 2018.

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

Our organization and offering costs together are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. The cumulative aggregate amount of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three months ended March 31, 2018 and March 31, 2017, the Company did not distribute in excess of net investment income.

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

For the three months ended March 31, 2018, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend	Dividends Reinvested
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.179	$1,827,833	$1,187,148

For the year ended December 31, 2017, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend	Dividends Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate through March 31, 2018, the Adviser controls 2,197,521 total shares, including reinvestment of dividends, for a net amount of approximately $21.6 million.

•	Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of March 31, 2018 would have been lower. These payments are not recoupable by the Adviser.

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

As of March 31, 2018, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
PAMCO CLO 1997-1A B	Asset-Backed	$384,140
Gambier Bay, LLC	Common Stock	1,445,992
OmniMax International, Inc.	Common Stock	2,051,506
TerreStar Corp.	Common Stock	3,912,116
OmniMax International, Inc.	Unsecured Loans	3,423,999
Galena Biopharma, Inc.	Warrant	2
Gemphire Therapeutics, Inc.	Warrant	375,025
Kadmon Holdings, Inc.	Warrant	5,972
OmniMax International, Inc.	Warrant	63,501
SCYNEXIS, Inc.	Warrant	76,755
SteadyMed Ltd.	Warrant	68,368

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2018 and March 31, 2017, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to March 31, 2018, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three months ended March 31, 2018 and March 31, 2017, the Adviser incurred offering costs of $238,568 and $296,961, respectively, on our behalf. For the three months ended March 31, 2018 and March 31, 2017, the Company capitalized $61,462 and $91,816 of offering costs, respectively. Of the capitalized offering costs, $68,154 and $109,729 were amortized to expense during the three months ended March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018 and March 31, 2017, $122,138 and $210,642 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2018, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of March 31, 2018, 54% (based on fair value) of the investments in our portfolio (including investments underlying the TRS) had floating interest rates, and both the TRS and the Financing Arrangement entered into with the BNPP entities have a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of March 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income (1)	(Increase) decrease in interest expense	Increase (decrease) in net investment income
Down 25 basis points	$(132,304)	$146,099	$13,795
Up 50 basis points	264,609	(292,199)	(27,590)
Up 100 basis points	529,217	(584,398)	(55,181)
Up 200 basis points	1,058,434	(1,168,795)	(110,361)
Up 300 basis points	1,587,651	(1,753,193)	(165,542)

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. As of March 31, 2018, 100% of the loans underlying the TRS paid variable interest rates.

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

Item 1A:	Risk Factors.

None.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.10	Control Agreement, dated and effective as of June 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of June 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

Number	Description

10.12	Committed Facility Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.17	Amended and Restated Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of April 2, 2018, by and between NexPoint Capital, Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on April 2, 2018)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: May 9, 2018	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: May 9, 2018	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer