Form 10-Q
period 2018-06-30
NexPoint Capital, Inc.
filed 2018-08-09
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-01074

NexPoint Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3926499
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Crescent Court, Suite 700 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 628-4100

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the Registrant had 10,367,005 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Unaffiliated investments, at fair value (cost of $89,740,024 and $92,014,872, respectively)	$94,828,622	$93,985,519
Affiliated investments, at fair value (cost of $4,922,705 and $14,154, respectively)(1)	2,610,503	16,793
Cash and cash equivalents	2,749,156	11,044,982
Due from counterparty(2)	19,140,000	13,820,000
Receivable for investments sold	1,975,000	2,768,395
Receivable for common stock sold	—	5,635
Receivable due on total return swaps(2)	190,813	183,515
Dividends and interest receivable	943,666	1,262,162
Prepaid expenses	40,350	90,548
Capitalized offering costs	70,447	128,830

Total assets	122,548,557	123,306,379

Liabilities
Credit facility and notes payable(3)	16,555,110	24,400,000
Payable for investments purchased	1,547,778	1,953,152
Unrealized depreciation on total return swap(2)	48,588	563,823
Common stock repurchased	1,381,840	103,004
Payable to Adviser(4)	626,783	296,092
Incentive fee payable	1,191,310	594,306
Interest expense and commitment fees payable	4,369	52,856
Accrued expenses and other liabilities	331,549	483,189

Total liabilities	21,687,327	28,446,422

Commitments and contingencies(5)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,367,005 and 9,804,321 shares issued and outstanding, respectively)	10,367	9,804
Paid-in capital in excess of par	93,207,592	87,656,780
Accumulated net realized gain	2,124,428	457,746
Undistributed net investment income	516,035	3,051,164
Net unrealized appreciation on investments and total return swaps (including net increase from amounts committed by affiliates of $2,275,000 and $2,275,000, respectively)	5,002,808	3,684,463

Total net assets	$100,861,230	$94,859,957

Net asset value per share of common stock	$9.73	$9.68

(1)See Note 10 for a discussion of affiliated investments.

(2)See Note 7 for a discussion of total return swaps.

(3)See Note 7 for a discussion of credit facility.

(4)See Note 4 for a discussion of related party transactions and arrangements.

(5)See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income:
Interest	$1,550,043	$2,065,908	$3,377,188	4,309,642
Interest paid in kind	121,173	—	238,248	91,795
Dividend income from unaffiliated investments	141,810	102,863	323,867	181,140
Dividend income from affiliated investments(1)	17,450	153	17,848	153
Other fee income	—	8,164	9,930	8,164

Total investment income	1,830,476	2,177,088	3,967,081	4,590,894

Expenses:
Investment advisory fees(2)	566,814	389,733	1,027,311	801,058
Capital gains incentive fees(2)	(34,891)	108,655	597,005	204,440
Interest expense and commitment fees(3)	155,891	—	356,623	50,379
Administration fees(2)	104,171	77,947	205,462	160,212
Custodian and accounting service fees	79,004	77,408	156,164	154,294
Stock transfer fee	43,806	89,461	149,134	169,372
Amortized offering costs	51,691	107,047	119,845	216,776
Audit and tax fees	54,034	51,858	110,253	103,145
Legal fees	38,311	19,620	88,184	80,524
Reports to stockholders	11,379	48,208	23,462	95,887
Directors’ fees(2)	4,903	3,736	9,346	6,603
Other expenses	40,490	14,035	79,049	61,430

Total expenses	1,115,603	987,708	2,921,838	2,104,120
Expenses waived or reimbursed by the Adviser(2)	(44,203)	(627,248)	(124,349)	(1,364,188)

Net expenses	1,071,400	360,460	2,797,489	739,932

Net investment income	759,076	1,816,628	1,169,592	3,850,962

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	1,596,602	(1,260,435)	1,398,260	(413,810)
Affiliated investments(1)	—	—	—	—
Total return swaps(4)	268,706	—	268,422	—
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	(1,400,599)	2,015,427	3,117,951	1,647,730
Affiliated investments(1)	(280,613)	308	(2,314,841)	308
Total return swaps(4)	(358,549)	(212,026)	515,235	(212,026)

Net realized and unrealized gains (losses)	(174,453)	543,274	2,985,027	1,022,202

Net increase in net assets resulting from operations	584,623	2,359,902	4,154,619	4,873,164
Per share information - basic and diluted per common share
Net investment income:	$0.07	$0.22	$0.11	$0.48
Earnings per share:	$0.06	$0.28	$0.40	$0.61
Weighted average shares outstanding:	10,425,752	8,377,895	10,294,061	7,942,362
Distributions declared per share:	$0.18	$0.18	$0.36	$0.36

(1)See Note 10 for a discussion of affiliated investments.

(2)See Note 4 for a discussion of related party transactions and arrangements.

(3)See Note 7 for a discussion of credit facility.

(4)See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,169,592	$3,850,962
Net realized gain (loss) on investments and securities sold short	1,398,260	(413,810)
Net realized gain (loss) on total return swaps(1)	268,422	—
Net change in unrealized appreciation (depreciation) on investments and securities sold short	803,110	1,648,038
Net change in unrealized appreciation (depreciation) on total return swaps(1)	515,235	(212,026)

Net increase in net assets resulting from operations	4,154,619	4,873,164

Distributions to stockholders:
Net investment income	(3,704,721)	(2,856,568)

Total distributions to stockholders	(3,704,721)	(2,856,568)

Capital share transactions:
Issuance of common stock	5,315,483	14,962,730
Issuance of common shares pursuant to distribution reinvestment plan	2,383,675	1,896,621
Repurchase of common stock	(2,147,783)	(789,819)

Net increase in net assets resulting from capital transactions	5,551,375	16,069,532

Total increase in net assets	6,001,273	18,086,128
Net assets at beginning of period	94,859,957	67,292,954

Net assets at end of period	$100,861,230	$85,379,082

Undistributed net investment income	$516,035	$1,122,553

Changes in common shares
Issuance of common stock	538,995	1,539,933
Reinvestment of common stock	243,782	194,796
Repurchase of common stock	(220,093)	(82,334)

Net increase in common shares	562,684	1,652,395

(1)See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows used in operating activities
Net increase in net assets resulting from operations	$4,154,619	$4,873,164

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(43,276,875)	(53,354,643)
Payment-in-kind investments	(238,248)	(91,795)
Proceeds from sales and principal repayments of investment securities	42,734,541	70,741,286
Net realized (gain) loss on investments	(1,398,260)	413,810
Net change in unrealized (appreciation) depreciation on investments	(803,110)	(1,648,038)
Net change in unrealized depreciation on total return swaps	(515,235)	212,026
Amortization of premium/discount, net	(454,861)	(1,271,604)
Amortization of capitalized offering costs	119,845	216,776
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	793,395	(22,734,001)
(Increase) decrease in dividends and interest receivable	318,496	(247,553)
(Increase) decrease in receivable from Adviser	—	4,096,447
(Increase) decrease in prepaid expenses	50,198	(66,687)
(Increase) decrease in due from counterparty	(5,320,000)	(9,060,000)
(Increase) decrease in receivable due on total return swap	(7,298)	—
Increase (decrease) in payable for investments purchased	(405,374)	5,038,588
Increase (decrease) in payable to Adviser	330,691	14,042
Increase (decrease) in incentive fees payable	597,004	—
Increase (decrease) in interest expense and commitment fees payable	(48,487)	(21,583)
Increase (decrease) in accrued expenses and other liabilities	(151,640)	(8,600)

Net cash flow (used in) operating activities	(3,520,599)	(2,898,365)

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	5,321,118	14,981,270
Repurchase of common stock, net of payable	(868,947)	(603,548)
Distributions paid in cash	(1,321,046)	(959,947)
Offering costs paid, net of due to Adviser	(61,462)	(172,248)
Net increase (decrease) in credit facilities and notes payable	(7,844,890)	(11,200,000)

Net cash flow provided by (used in) financing activities	(4,775,227)	2,045,527

Net decrease in cash and cash equivalents	(8,295,826)	(852,838)

Cash and cash equivalents
Beginning of the period	11,044,982	3,948,113

End of the period	$2,749,156	$3,095,275

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$238,248	$91,795
Cash paid during the period for interest	$405,110	$54,473
Reinvestment of distributions paid	$2,383,675	$1,896,621
Local and excise taxes paid	$138,104	$—

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of June 30, 2018

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 19.8%(4)
Energy – 2.3%
Fieldwood Energy, LLC (First Lien Term Loan)(5)	L + 525	1.00%	4/11/2022	$1,800,549	$1,794,983	$1,807,067
Fieldwood Energy, LLC (Second Lien Term Loan)(5)	L + 725	1.00%	4/11/2023	567,797	547,941	552,654

						2,359,721

Healthcare – 8.9%
BioClinica, Inc. (First Lien Term Loan)(6)	L + 425	1.00%	10/20/2023	1,982,418	1,955,138	1,890,731
Sound Inpatient Physicians (Second Lien Term Loan)(6)(7)	L + 675	0.00%	6/26/2026	1,555,556	1,547,778	1,563,333
U.S. Renal Care, Inc. (Second Lien Term Loan)(6)	L + 800	1.00%	12/31/2023	4,500,000	4,431,246	4,505,625
Valeant Pharmaceuticals International, Inc. (First Lien Term Loan)(5)(8)	L + 300	0.00%	5/30/2025	1,000,090	999,117	998,010

						8,957,699

Media/Telecommunications – 3.8%
iHeartCommunications, Inc. (First Lien Term Loan)(9)				5,000,000	4,051,750	3,826,875

Retail – 3.1%
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(9)				2,446,815	1,590,430	1,240,878
Toys ‘R’ Us-Delaware, Inc. DIP Loan (First Lien Term Loan)(5)	L + 875	1.00%	1/18/2019	1,850,498	1,797,506	1,874,786

						3,115,664

Service – 1.7%
Weight Watchers International, Inc. (First Lien Term Loan)(5)(6)(8)(10)	L + 475	0.75%	11/29/2024	1,657,500	1,626,540	1,679,777

Utility – 0.0%
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan)(11)				3,500,000	87,816	7,000

Total Senior Secured Loans						19,946,736

Unsecured Loans – 3.5%
Materials – 3.5%
OmniMax International, Inc.(12)(13)	14% PIK, 2% Cash		2/6/2021	3,583,255	3,116,275	3,540,255
Total Unsecured Loans						3,540,255

Asset-Backed Securities – 1.6%
Financials – 1.6%
Grayson Investor Corp.(8)(14)(15)(16)			11/1/2021	800	456,000	322,000
Highland Park CDO I Ltd. 2006 1A A2(6)(8)(14)(16)	L + 40		11/25/2051	1,130,294	936,587	1,096,385
PAMCO CLO 1997-1A B(8)(9)(12)(13)(14)(16)				374,239	215,187	189,964

						1,608,349

Total Asset-Backed Securities						1,608,349

				Shares
Closed-End Mutual Funds – 1.4%
Financials – 1.4%
NexPoint Strategic Opportunities Fund(8)(17)(18)				65,078	1,444,020	1,428,462

Total Closed-End Mutual Funds						1,428,462

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2018

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Corporate Bonds – 45.9%(18)
Financials – 6.7%
ASP AMC Merger Sub, Inc.(14)	8.000%		5/15/2025	6,325,000	6,056,274	5,281,375
Freedom Mortgage Corp.(14)	8.250%		4/15/2025	1,500,000	1,500,000	1,473,750

						6,755,125

Healthcare – 39.2%
DJO Finance LLC / DJO Finance Corp.(14)	8.125%		6/15/2021	$6,500,000	$6,229,187	$6,611,800
Endo Finance LLC / Endo Finco Inc.(14)	6.000%		7/15/2023	6,500,000	5,570,555	5,378,750
Ortho-Clinical Diagnostics(14)	6.625%		5/15/2022	7,217,000	6,781,124	7,090,703
Quorum Health Corp.(14)	11.625%		4/15/2023	3,459,000	3,155,214	3,476,295
Surgery Center Holdings(8)(14)	6.750%		7/1/2025	8,358,000	7,800,179	7,971,442
Tenet Healthcare Corp.(8)	8.125%		4/1/2022	1,000,000	975,247	1,049,270
Valeant Pharmaceuticals International, Inc.(8)(14)	5.875%		5/15/2023	4,000,000	3,435,900	3,772,500
Valeant Pharmaceuticals International, Inc.(8)(14)	6.125%		4/15/2025	4,500,000	3,822,982	4,162,500

						39,513,260

Total Corporate Bonds						46,268,385

				Shares
Common Stocks – 22.3%
Chemicals – 0.3%
MPM Holdings, Inc.(8)(19)				8,500	250,750	286,875

Energy – 6.0%
Enterprise Products Partners L.P.(8)(18)				170,000	4,144,041	4,703,900
Energy Transfer Equity L.P.(8)(18)				75,000	1,438,740	1,293,750

						5,997,650

Healthcare – 3.8%
Acadia Healthcare Co., Inc.(8)(19)				20,000	792,077	818,200
Heron Therapeutics, Inc.(8)(18)(19)				19,232	500,032	747,163
Quorum Health Corp.(18)(19)				408,514	2,184,093	2,042,570
SteadyMed Ltd.(8)(19)				54,749	326,441	246,371

						3,854,304

Materials – 2.2%
OmniMax International, Inc.(12)(13)(19)				6,698	663,115	2,259,886

Media/Telecommunications – 1.2%
Gambier Bay, LLC(12)(13)(17)(19)				9,180,900	3,478,685	1,182,041

Real Estate Investment Trust (REIT) – 2.5%
Independence Realty Trust, Inc.(8)(18)				246,727	2,216,203	2,543,755

Telecommunication Services – 3.6%
TerreStar Corp.(12)(13)(19)				14,035	1,599,990	3,674,784

Utility – 2.7%
Vistra Energy Corp.(18)(19)				115,000	1,776,757	2,720,900

Total Common Stocks						22,520,195

	Preferred Dividend Rate
Preferred Stocks – 1.1%
Real Estate Investment Trust (REIT) – 1.1%
RAIT Financial Trust(18)	8.875%			148,057	3,215,965	1,070,452

Total Preferred Stocks						1,070,452

Rights – 0.0%
Utility – 0.0%
Texas Competitive Electric Holdings Company, LLC (TXU)(19)				58,356	150,864	33,992

Total Rights						33,992

Warrants – 1.0%
Healthcare – 0.9%
Galena Biopharma, Inc.(13)(19)			1/12/2021	1,500,054	—	120
Gemphire Therapeutics, Inc.(13)(19)			3/15/2022	118,796	—	736,082
SCYNEXIS, Inc.(13)(19)			6/21/2021	195,000	—	106,080
SteadyMed Ltd.(8)(13)(19)			4/25/2022	62,895	—	110,066

						952,348

Materials – 0.1%
OmniMax International, Inc.(12)(13)(19)			8/6/2025	207	—	69,951

Total Warrants						1,022,299

Total Investments- 96.6%					$94,662,729	$97,439,125

Cash Equivalents –2.0%(20)						$1,975,165
Other Assets & Liabilities, net- 1.4%						$1,446,940

Net Assets- 100.0%						$100,861,230

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2018

(Unaudited)

	Notional Amount(20)	Unrealized Depreciation
Total Return Swap – 0.0%
BNP Paribas TRS Facility (Note 7)	$55,535,815	$(48,588)

(1)Unless otherwise noted, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. Additionally, companies under common control (e.g., companies with a common owner of greater than 25% of their respective voting securities) are affiliates under the 1940 Act.

(2)All investments are denominated in United States Dollars.

(3)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

(4)Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at June 30, 2018. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2018 was 2.09%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(6)The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2018 was 2.34%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(7)All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.

(8)The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 27.3% of the Company’s total assets as of June 30, 2018.

(9)The issuer is in default of its payment obligation, or is in danger of default. In some cases, partial payments are still being paid to the lenders.

(10)The Company views Weight Watchers to be included in the Healthcare Industry as defined in the Company’s organizational documents. If this classification were reflected, value and percentage of the healthcare sector under Senior Secured Loans would increase to $10,637,476 and 10.5%.

(11)The investment represents value held in escrow pending future events. No interest is being accrued.

(12)Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(13)Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $11,869,229 or 11.8% of net assets were fair valued under the Company’s valuation procedures as of June 30, 2018.

(14)Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of June 30, 2018, these securities amounted to $46,827,464, or 46.4% of net assets.

(15)The investment is considered to be the equity tranche of the issuer.

(16)Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.

(17)Represents an affiliated issuer. Assets with a total aggregate market value of $2,610,503, or 2.6% of net assets, were affiliated with the Company as of June 30, 2018 (see Note 10).

(18)All or part of this security is pledged as collateral for margin/facility borrowings. The market value of the securities pledged as collateral was $61,438,634.

(19)Non-income producing security.

(20)State Street U.S. Government Money Market Fund.

(21)Notional value of the underlying securities in the Total Return Swap is calculated by multiplying par by the initial price.

Glossary

ADRAmerican Depositary Receipt

PIKPayment-in-Kind

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of June 30, 2018, the Adviser controls 2,238,359 total shares, including reinvestment of dividends, for a net amount of approximately $21.8 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements is not required for interim financial statements and has been condensed or omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2018. The interim financial data as of June 30, 2018, and for the three and six months ended June 30, 2018 and June 30, 2017 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of June 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of $2,749,156 and $11,044,982, respectively. As of June 30, 2018 and December 31, 2017, $1,975,165 and $10,852,235 was held in the State Street U.S. Government Money Market Fund, and $773,991 and $192,747 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of June 30, 2018 and December 31, 2017, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and six months ended June 30, 2018, the Company recognized $0 and $9,930 of fee income, respectively. For the three and six months ended June 30, 2017, the Company recognized $8,164 and $8,164 of fee income, respectively.

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

As of June 30, 2018, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$189,964
Gambier Bay, LLC	Common Stock	1,182,041
OmniMax International, Inc.	Common Stock	2,259,886
TerreStar Corp.	Common Stock	3,674,784
OmniMax International, Inc.	Unsecured Loans	3,540,255
Galena Biopharma, Inc.	Warrant	120
Gemphire Therapeutics, Inc.	Warrant	736,082
OmniMax International, Inc.	Warrant	69,951
SCYNEXIS, Inc.	Warrant	106,080
SteadyMed Ltd.	Warrant	110,066

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

As of June 30, 2018, the Company’s investments consisted of senior secured loans, unsecured loans, bonds, asset-backed securities, common stocks, preferred stock, a closed-end mutual fund, a total return swap (“TRS”) and rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of June 30, 2018 and December 31, 2017:

	June 30, 2018
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans	$—	$19,946,736	$—	$19,946,736
Unsecured Loans	—	—	3,540,255	3,540,255
Asset-Backed Securities	—	1,418,385	189,964	1,608,349
Closed-End Mutual Funds	1,428,462	—	—	1,428,462
Corporate Bonds	—	46,268,385	—	46,268,385
Common Stocks
Chemicals	286,875	—	—	286,875
Energy	5,997,650	—	—	5,997,650
Healthcare	3,854,304	—	—	3,854,304
Materials	—	—	2,259,886	2,259,886
Media/Telecommunications	—	—	1,182,041	1,182,041
Real Estate Investment Trusts (REITs)	2,543,755	—	—	2,543,755
Telecommunication Services	—	—	3,674,784	3,674,784
Utility	2,720,900	—	—	2,720,900
Preferred Stocks	1,070,452	—	—	1,070,452
Rights	—	33,992	—	33,992
Warrants
Healthcare	—	952,348	—	952,348
Materials	—	—	69,951	69,951

Total Assets	$17,902,398	$68,619,846	$10,916,881	$97,439,125

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(48,588)	$(48,588)

Total Liabilities	$—	$—	$(48,588)	$(48,588)

Total Investments net of Swap Contracts	$17,902,398	$68,619,846	$10,868,293	$97,390,537

	December 31, 2017
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$14,006,745	$—	$14,006,745
Retail	—	3,654,624	—	3,654,624
Service	—	1,713,464	—	1,713,464
Utility	—	9,100	—	9,100
Unsecured Loans	—	—	3,326,186	3,326,186
Asset-Backed Securities	—	1,671,636	294,541	1,966,177
Closed-End Mutual Funds	16,793	—	—	16,793
Corporate Bonds	—	52,543,477	—	52,543,477
Common Stocks
Chemicals	170,000	—	—	170,000
Energy	4,109,050	—	—	4,109,050
Healthcare	2,415,250	—	—	2,415,250
Materials	—	—	2,566,191	2,566,191
Real Estate Investment Trusts (REITs)	2,489,476	—	—	2,489,476
Utility	2,106,808	—	—	2,106,808
Preferred Stocks	1,960,275	—	—	1,960,275
Rights	—	56,897	—	56,897
Warrants
Healthcare	—	812,367	—	812,367
Materials	—	—	79,432	79,432

Total Assets	$13,267,652	$74,468,310	$6,266,350	$94,002,312

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(563,823)	$(563,823)

Total Liabilities	$—	$—	$(563,823)	$(563,823)

Total Investments Net of Swap Contracts	$13,267,652	$74,468,310	$5,702,527	$93,438,489

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2018.

Investments:	Balance as of December 31, 2017	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/PIK	(Sales and redemptions)	Balance as of June 30, 2018	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Unsecured Loans
Materials	$3,326,186	$—	$—	$79,193	$213	$(102,327)	$238,248	$(1,258)	$3,540,255	$(102,327)
Asset-Backed Securities
Financials	294,541	—	—	—	78,797	2,031	—	(185,405)	189,964	2,031
Common Stocks Materials	2,566,191	—	—	—	—	(306,305)	—	—	2,259,886	(306,305)
Media/Telecommunications	—	1,182,041	—	—	—	—	—	—	1,182,041	—
Telecommunication Services	—	—	—	—	—	2,074,794	1,599,990	—	3,674,784	2,074,794
Warrants Materials	79,432	—	—	—	—	(9,481)	—	—	69,951	(9,481)

Total	$6,266,350	$1,182,041	$—	$79,193	$79,010	$1,658,712	$1,838,238	$(186,663)	$10,916,881	$1,658,712

Liabilities
Total Return Swaps(1)	$(563,823)	$—	$—	$—	$—	$515,235	$—	$—	$(48,588)	$515,235

(1)During the six months ended June 30, 2018, the Company recognized a net realized gain on the TRS amounting to $268,422. The Company received $367,942 in cash payments from the TRS during the period and paid $106,818, with an increase of $7,298 in receivable from BNP Paribas for the six months ended June 30, 2018.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2017.

Investments:	Balance as of December 31, 2016	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases	(Sales and redemptions)	Balance as of June 30, 2017	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Healthcare	$4,005,000	$—	$—	$4,326	$—	$248,799	$—	$—	$4,258,125	$248,799

Asset-Backed Securities
Financials	275,625	—	—	—	—	28,262	—	—	303,887	28,262
Common Stocks
Chemicals	73,665	—	(126,650)	—	—	52,985	—	—	—	—
Warrants
Healthcare	23,851	—	(6,726)	—	—	(17,125)	—	—	—	—

Total	$4,378,141	$—	$(133,376)	$4,326	$—	$312,921	$—	$—	$4,562,012	$277,061

Liabilities
Total Return Swaps(1)	$—	$—	$—	$—	$—	$(212,026)	$—	$—	$(212,026)	$(212,026)

(1)During the six months ended June 30, 2017, the Company did not recognize a net realized gain on the TRS.

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the six months ended June 30, 2018, $1,182,041 was transferred from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the six months ended June 30, 2017, $6,726 was transferred from Level 3 to Level 2, $1,930,857 was transferred from Level 2 to Level 1, and $126,650 was transferred from Level 3 to Level 1.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of June 30, 2018 and December 31, 2017:

Investment	Fair value at June 30, 2018	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Unsecured Loans	$3,540,255	Discounted Cash Flow	Discount Rate Spread Adjustment	16.50% 0.50%
Common Equity	7,116,711	Discounted Cash Flow Multiples Analysis Transaction Analysis Pricing Feed	Discount Rate Terminal Multiple Multiple of EBITDA Price/MHz-PoP Risk Discount N/A	11.00% - 12.00% 6.75x 6.75x - 8.00x $0.09 - $0.55 27.50% N/A

Warrants	69,951	Discounted Cash Flow Multiples Analysis	Discount Rate Terminal Multiple Multiple of EBITDA	12.00% 6.75x 6.75x - 8.00x
Asset-Backed Securities	189,964	Discounted Cash Flow	Discount Rate	20.88%

Total	$10,916,881

Total Return Swaps	$(48,588)	Third Party Pricing Vendor	N/A	N/A

Investment	Fair value at December 31, 2017	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$3,326,186	Discounted Cash Flow	Discount Rate Spread Adjustment	16.20% 0.20%
Common Equity		Discounted Cash Flow Multiples Analysis	Discount Rate Minority Discount Terminal Multiple Multiple of EBITDA	12.00% 20.00% 7.0x 7.75x - 8.25x
	2,566,191	Discount for Lack of Marketability		15.00%
Warrants	79,432	Discounted Cash Flow Multiples Analysis Discount for Lack of Marketability	Discount Rate Minority Discount Terminal Multiple Multiple of EBITDA	12.00% 20.00% 7.0x 7.75x - 8.25x 15.00%
Asset-Backed Securities	294,541	Discounted Cash Flow	Discount Rate	20.85%

Total	$6,266,350

Total Return Swaps	$(563,823)	Third Party Pricing Vendor	N/A	N/A

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the six months ended June 30, 2018 and June 30, 2017, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the six months ended June 30, 2018 and June 30, 2017. Selling commissions and fees of $413,024 and $1,234,643 were paid for the six months ended June 30, 2018 and June 30, 2017, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted	2018	2017	2018	2017
Net increase in net assets from operations	$584,623	$2,359,902	$4,154,619	$4,873,164
Weighted average common shares outstanding	10,425,752	8,377,895	10,294,061	7,942,362
Earnings per common share-basic and diluted	$0.06	$0.28	$0.40	$0.61

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

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at June 30, 2018:

	Fair value	Percentage
Assets
Healthcare	$53,277,611	54.7%
Financials	9,791,936	10.0%
Energy	8,357,371	8.6%
Materials	5,870,092	6.0%
Media/Telecommunications	5,008,916	5.2%
Telecommunication Services	3,674,784	3.8%
Real Estate Investment Trusts (REITs)	3,614,207	3.7%
Retail	3,115,664	3.2%
Utility	2,761,892	2.8%
Service	1,679,777	1.7%
Chemicals	286,875	0.3%

Total Assets	$97,439,125	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2017:

	Fair value	Percentage
Assets
Healthcare	$63,518,400	67.5%
Materials	5,971,809	6.4%
Financials	5,263,970	5.6%
Real Estate Investment Trusts (REITs)	4,449,751	4.7%
Energy	4,109,050	4.4%
Retail	3,654,624	3.9%
Telecommunication Services	2,175,110	2.3%
Utility	2,172,805	2.3%
Service	1,713,464	1.8%
Media/Telecommunications	803,329	0.9%
Chemicals	170,000	0.2%

Total Assets	$94,002,312	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of June 30, 2018:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$13,815,464	$13,318,124	13.7%
Senior Secured Loans - Second Lien	6,526,965	6,621,612	6.8%
Senior Secured Loans - Escrow Loan	87,816	7,000	0.0%
Unsecured Loans	3,116,275	3,540,255	3.6%
Asset-Backed Securities	1,607,774	1,608,349	1.7%
Closed-End Mutual Funds	1,444,020	1,428,462	1.5%
Corporate Bonds	45,326,662	46,268,385	47.5%
Common Stocks	19,370,924	22,520,195	23.1%
Preferred Stocks	3,215,965	1,070,452	1.1%
Rights	150,864	33,992	0.0%
Warrants	—	1,022,299	1.0%

Total Assets	$94,662,729	$97,439,125	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2017:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans – First Lien	$15,070,292	$14,942,333	15.9%
Senior Secured Loans – Second Lien	4,426,629	4,432,500	4.7%
Senior Secured Loans – Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	3.5%
Asset-Backed Securities	1,930,704	1,966,177	2.1%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	56.0%
Common Stocks	10,786,964	13,856,775	14.7%
Preferred Stocks	3,215,965	1,960,275	2.1%
Warrants	—	891,799	0.9%
Rights	150,864	56,897	0.1%

Total Assets	$92,029,026	$94,002,312	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of June 30, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $55,535,815 and $55,199,774, respectively, as of June 30, 2018.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$59,154,700	$58,478,788	38.3%
Senior Secured Loans - Second Lien	16,723,544	16,660,722	10.9%
Senior Secured Loans - Escrow Loan	87,816	7,000	0.0%
Unsecured Loans	3,116,275	3,540,255	2.3%
Asset-Backed Securities	1,607,774	1,608,349	1.1%
Closed-End Mutual Funds	1,444,020	1,428,462	0.9%
Corporate Bonds	45,326,662	46,268,385	30.3%
Common Stocks	19,370,924	22,520,195	14.8%
Preferred Stocks	3,215,965	1,070,452	0.7%
Rights	150,864	33,992	0.0%
Warrants	—	1,022,299	0.7%

Total Assets	$150,198,544	$152,638,899	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $35,960,921 and $35,231,901, respectively, as of December 31, 2017.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$41,514,176	$40,683,792	31.5%
Senior Secured Loans - Second Lien	13,943,666	13,922,942	10.8%
Senior Secured Loans - Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	2.6%
Asset-Backed Securities	1,930,704	1,966,177	1.5%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	40.7%
Common Stocks	10,786,964	13,856,775	10.7%
Preferred Stocks	3,215,965	1,960,275	1.5%
Warrants	—	891,799	0.7%
Rights	150,864	56,897	0.0%

Total Assets	$127,989,947	$129,234,213	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at June 30, 2018:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	1,608,349	1.7%
United States	95,830,776	98.3%

Total Assets	$97,439,125	100.0%

(1)Investment denominated in USD

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2017:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,966,177	2.1%
Luxembourg(1)	2,175,110	2.3%
United States	89,861,025	95.6%

Total Assets	$94,002,312	100.0%

(1)Investment denominated in USD

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

For the three and six months ended June 30, 2018, the Company incurred investment advisory fees payable to the Adviser of $566,814 and $1,027,311. For the three and six months ended June 30, 2017, the Company incurred investment advisory fees payable to the Adviser of $389,733 and $801,058, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three and six months ended June 30, 2018, the Company incurred $(34,891) and $597,005 of incentive fees on capital gains, respectively. For the three and six months ended June 30, 2017, the Company incurred $108,655 and $204,440 of incentive fees on capital gains, respectively, all of which was voluntarily waived. Since inception, the Company has accrued $1,191,310 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of June 30, 2018.

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

For the three and six months ended June 30, 2018, the Company incurred administration fees payable to the Adviser of $104,171 and $205,462, respectively. For the three and six months ended June 30, 2017, the Company incurred administration fees payable to the Adviser of $77,947 and $160,212, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

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

(1)The Advisor has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Adviser balance on the Statements of Assets and Liabilities. The amounts shown have been reduced by this waiver.

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and six months ended June 30, 2018, the Adviser incurred and paid offering costs of $0 and $238,568, respectively, on our behalf. For the three and six months ended June 30, 2017, the Adviser incurred and paid offering costs of $433,665 and $730,626, respectively, on our behalf. For the three and six months ended June 30, 2018, the Company capitalized $0 and $61,462 of offering costs, respectively. For the three and six months ended June 30, 2017, the Company capitalized $80,432 and $172,248 of offering costs, respectively. Of the capitalized offering costs, $51,691 and $119,845 were amortized to expense during the three and six months ended June 30, 2018, respectively. Of the capitalized offering costs, $107,047 and $216,776 were amortized to expense during the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and June 30, 2017, $70,447 and $184,027 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2018, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

For the three and six months ended June 30, 2018, the Company recorded an expense relating to director fees of $4,903 and $9,346, respectively. For the three and six months ended June 30, 2017, the Company recorded an expense relating to director fees of $3,736 and $6,603, respectively, which represents the allocation of the director fees to the Company. As of June 30, 2018, there was $0 of expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of June 30, 2018 is $1,339,877. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of June 30, 2018 and March 31, 2018, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
June 30, 2018	$613,809	$489,460	$124,349	$44,203	June 30, 2021
March 31, 2018	341,882	261,736	80,146	80,146	March 31, 2021

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2015	$1,440,686	$309,265	$1,131,421	$23,484	December 31, 2018
September 30, 2015	1,272,439	164,502	1,107,937	434,917	September 30, 2018
June 30, 2015	771,350	98,330	673,020	—	Expired
March 31, 2015	353,760	95,921	258,469	—	Expired

During the three and six months ended June 30, 2018, $414,551 and $673,020, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the six months ended June 30, 2018 and June 30, 2017, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the net asset value (“NAV”) as of June 30, 2018 would have been lower by approximately this amount.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are non-recurring and not recoupable, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of June 30, 2018 and December 31, 2017, there were no amounts owed from the Adviser to the Company.

As of June 30, 2018 and December 31, 2017, the Company owed $626,783 and $296,092, respectively, to the Adviser, largely related to advisory fees, administration fees, and the expense limitation agreement.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the six months ended June 30, 2018 and June 30, 2017, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer from June 1, 2018, until expiration of June 28, 2018 at 5:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, 142,605 shares of the Company were tendered for repurchase, constituting approximately 1.38% of the Company’s outstanding shares.

For the six months ended June 30, 2018, the Company repurchased 3,752 shares as part of its death and disability repurchase program.

Note 7 — Credit Facility and Leverage Facilities

On January 6, 2015, the Company entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”), as lender and agent. Under the Credit Facility, State Street had agreed to extend credit to the Company in an aggregate principal amount of up to $25 million, at a rate of L +1.15%, subject to borrowing base availability and restrictions on the Company’s total outstanding debt.

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

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days’ notice. At June 30, 2018, current outstanding and fair value amounts were $16,555,110 and $16,624,636, respectively.

For the three and six months ended June 30, 2018 and June 30, 2017, the components of total interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Direct interest expense	$155,891	$—	$356,623	$42,325
Commitment fees	—	—	—	8,054
Amortization of financing costs	—	—	—	—

Total interest expense	$155,891	$—	$356,623	$50,379

Average daily amount outstanding	19,044,611	—	22,203,489	4,387,845
Weighted average interest rate	3.22%	—	3.05%	1.95%

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

Six months ended	Total amount outstanding	% of asset coverage
06/30/2018	$52,950,925	290%
12/31/2017	46,540,921	304%

BNP Paribas Total Return Swap

On June 13, 2017, the Company entered into the TRS with BNP Paribas over one or more loans, with a maximum aggregate notional amount of the portfolio debt securities subject to the TRS of $40 million. The agreements between the Company and BNP Paribas, which collectively establish the TRS, are referred to herein as the “TRS Agreement.”

On April 2, 2018, the Company amended and restated the TRS agreement with BNP Paribas. The amended and restated TRS Agreement, effective April 10, 2018 increases the maximum aggregate notional amount of the portfolio debt securities subject to the TRS to $60 million.

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

The following is a summary of the underlying loans subject to the TRS as of June 30, 2018:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,726,250	$(127,500)
DJO Finance, LLC (First Lien Term Loan)	Healthcare	L + 325	1.00%	6/16/2020	3,969,388	3,964,426	(4,962)
Employbridge, LLC (First Lien Term Loan)	Service	L + 500	1.00%	4/10/2025	972,708	966,719	(5,989)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,725	3,713,506	(23,219)
Jordan Health Products, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,606,481	4,560,185	(46,296)
Kindred Healthcare, Inc. (First Lien Term Loan)	Healthcare	L + 350	1.00%	4/09/2021	6,469,630	6,465,909	(3,721)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,488,238	2,360,875	(127,363)
NN, Inc. (First Lien Term Loan)	Industrials	L + 800	1.00%	4/19/2023	1,975,000	1,980,000	5,000
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	7,177,942	7,260,883	82,941
SkillSoft Corp. (First Lien Term Loan)	Technology	L + 475	1.00%	4/28/2021	1,867,441	1,845,443	(21,998)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,667	1,679,167	12,500
U.S Renal Care, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	12/31/2022	4,874,801	4,759,886	(114,915)
U.S Renal Care, Inc. (Second Lien Term Loan)	Healthcare	L + 800	1.00%	12/31/2023	1,939,437	1,920,187	(19,250)
Valeant Pharmaceuticals International, Inc. (First Lien Term Loan)	Healthcare	L + 300	—	05/19/2025	2,000,000	1,995,000	(5,000)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	04/11/2025	4,867,607	4,956,338	88,731
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/29/2024	4,070,000	4,045,000	(25,000)

					Total		$(336,041)

					Accrued income and liabilities		287,453

					Total TRS Fair Value		$(48,588)

(1)Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2017:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,775,000	$(78,750)
DJO Finance, LLC (First Lien Term Loan)	Healthcare	L + 325	1.00%	6/16/2020	3,989,796	3,934,936	(54,860)
Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L + 700	1.00%	8/31/2020	1,728,527	1,620,494	(108,033)
Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L + 712.5	1.25%	9/30/2020	478,369	389,889	(88,480)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,725	3,717,219	(19,506)
iHeartCommunications, Inc. (First Lien Loan)	Media/ Telecommunications	L + 675	—	1/30/2019	4,112,500	3,737,500	(375,000)
Kindred Healthcare, Inc. (First Lien Term Loan)	Healthcare	L + 350	1.00%	4/09/2021	6,503,210	6,499,470	(3,740)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,503,122	2,375,000	(128,122)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	5,260,919	5,306,952	46,033
SkillSoft Corp. (First Lien Term Loan)	Technology	L + 475	1.00%	4/28/2021	1,867,441	1,877,218	9,777
SkillSoft Corp. (Second Lien Term Loan)	Technology	L + 825	1.00%	4/28/2022	1,259,895	1,327,389	67,494
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,667	1,670,834	4,167

					Total		$(729,020)

					Accrued income and liabilities		165,197

					Total TRS Fair Value		$(563,823)

(1)Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

As of June 30, 2018 and December 31, 2017, the Company had posted $19,140,000 and $13,820,000, respectively, of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the six months ended June 30, 2018, the Company recognized a net realized gain on the TRS amounting to $268,422. The Company received $367,942 in cash payments from the TRS during the period and paid $106,818, with an increase of $7,298 in receivable from BNP Paribas for the six months ended June 30, 2018. During the six months ended June 30, 2017, the Company did not recognize a net realized gain on the TRS.

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

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2018.

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

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the Investment Company Act of 1940, as amended, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of June 30, 2018:

Affiliated investments	Fair value as of December 31, 2017	Purchases	Sales	Realized gains (losses)	Change in unrealized gains (losses)	Fair value as of June 30, 2018	Dividend income
Gambier Bay, LLC(1)	$803,329	$—	$—	$—	$378,712	$1,182,041	$—

NexPoint Strategies Opportunities Fund	16,793	1,429,866	—	—	(18,197)	1,428,462	17,848

Total affiliated investments	$820,122	$1,429,866	$—	$—	$360,515	$2,610,503	$17,848

(1)Includes the value of iHeart Communications, Inc. bonds as of December 31, 2017 and subsequent activity.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the six months ended June 30, 2018 and June 30, 2017 is as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2018 (Unaudited)	June 30, 2017 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$9.68	$9.47
Income from investment operations:
Net investment income(1)	0.11	0.48
Net realized and unrealized gain (loss)	0.29	0.15

Total from investment operations	0.40	0.63

Less distribution declared to common shareholders:
From net investment income	(0.36)	(0.36)
From net realized gains	—	—

Total distributions declared to common shareholders	(0.36)	(0.36)

Capital share transactions
Issuance of common stock(2)	0.01	0.01
Shares tendered(1)	0.00 (3)	0.00	(3)

Net asset value, end of period	$9.73	$9.75
Net asset value total return(4)(5)	4.27%	6.79%

Ratio and supplemental data:
Net assets, end of period (in 000’s)	$100,861	$85,379
Shares outstanding, end of period	10,367,005	8,754,621
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(6)	5.85%	5.53%
Fees and expenses waived or reimbursed(6)	(0.25)%	(3.59)%
Net operating expenses(6)	5.60%	1.94%
Net investment income (loss) before fees waived or reimbursed(6)	2.09%	6.53%
Net investment income (loss) after fees waived or reimbursed(6)	2.34%	10.12%
Ratio of interest and credit facility expenses to average net assets(6)	0.71%	0.13%
Ratio of incentive fees to average net assets(6)	1.20%	0.54	%(7)
Portfolio turnover rate(5)	44%	77%
Asset coverage ratio	290%	607%
Weighted average commission rate paid(8)	$0.0372	$0.0221

(1)Per share data was calculated using weighted average shares outstanding during the period.

(2)The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.

(3)Amount rounds to less than $0.005 per share.

(4)Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions, and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Adviser not absorbed a portion of expenses, total returns would have been lower.

(5)Not annualized.

(6)Annualized.

(7)All incentive fees were waived for the six months ended June 30, 2017.

(8)Represents the total dollar amount of commissions paid on portfolio transactions divided by total number of portfolio shares purchased and sold for which commissions were charged.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On June 8, 2018, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on August 1, 2018, to the stockholders of record on July 2, 2018, July 9, 2018, July 16, 2018, July 23, 2018, and July 30, 2018. The Board also declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on August 29, 2018, to the stockholders of record on August 6, 2018, August 13, 2018, August 20, 2018, and August 27, 2018.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of June 30, 2018 the Adviser controls 2,238,359 total shares, including reinvestment of dividends, for a net amount of approximately $21.8 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of June 30, 2018 are $1,339,877. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein. The following table reflects the 2018 quarterly fee waivers and expense reimbursements due from the Adviser as of June 30, 2018, and March 31, 2018, which may become subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Limitation	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
June 30, 2018	$613,809	489,460	124,349	44,203	June 30, 2021
March 31, 2018	341,882	261,736	80,146	80,146	March 31, 2021

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

The following table reflects the 2015 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, which may become subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2015	$1,440,686	$309,265	$1,131,421	$23,484	December 31, 2018
September 30, 2015	1,272,439	164,502	1,107,937	434,917	September 30, 2018
June 30, 2015	771,350	98,330	673,020	—	Expired
March 31, 2015	353,760	95,291	258,469	—	Expired

During the three and six months ended June 30, 2018, $414,551 and $673,020, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2019 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and six months ended June 30, 2018 and June 30, 2017.

During the six months ended June 30, 2018, we made long investments in portfolio companies and other investments totaling $43,276,875. During the same period, we generated proceeds from sales and principal repayments on long investments of $42,734,541. As of June 30, 2018, our investment portfolio, with a total fair value of $97,439,125, consisted of 45 interests in portfolio companies (calculated as a percentage of total invested assets: 13.7% in first lien senior secured loans, 6.8% in second lien senior secured loans, 3.6% in unsecured loans, 0.0% in escrow loans, 47.5% in corporate bonds, 1.7% in asset-backed securities, 1.5% in closed-end mutual funds, 1.0% in warrants, 23.1% in common stock, 1.1% in preferred stock, and 0.0% in rights). As of

June 30, 2018, including investments underlying the TRS with BNP Paribas on a look-through basis, the investments in our portfolio carry a weighted average price of 94.63% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 6.96% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and six months ended June 30, 2018 and June 30, 2017:

Net Investment Activity	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Purchases	$22,600,296	$43,276,875
Payment-in-kind	121,173	238,248
Sales and Principal Repayments	(29,672,673)	(42,734,541)

Net Portfolio Activity	$(6,951,204)	$780,582

Net Investment Activity	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Purchases	$35,830,539	53,354,643
Payment-in-kind	91,795	91,795
Sales and Principal Repayments	(36,746,473)	(70,741,286)

Net Portfolio Activity	$(824,139)	$(17,294,848)

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$10,799,576	47.8%	$19,980,753	46.0%
Senior Secure Loans—Second Lien	3,527,778	15.6%	3,527,778	8.2%

Corporate Bonds	6,051,000	26.8%	13,227,094	30.5%

Equities	792,076	3.5%	5,201,384	12.0%
Closed-End Mutual Funds	1,429,866	6.3%	1,429,866	3.3%

Total Investment Activity	$22,600,296	100.0%	$43,276,875	100.0%

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$13,307,924	37.2%	$15,426,524	28.9%
Senior Secured Loans—Second Lien	1,641,667	4.6%	1,641,667	3.1%

Corporate Bonds – Senior Unsecured	16,206,456	45.2%	25,434,226	47.7%

Closed-End Mutual Funds	14,154	0.0%	14,154	0.0%
Preferred Stock	2,796,274	7.8%	2,796,274	5.2%
Equities	1,864,064	5.2%	8,041,798	15.1%

Total Investments	$35,830,539	100.0%	$53,354,643	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2018 and December 31, 2017:

June 30, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$13,815,464	$13,318,124	13.7%
Senior Secured Loans — Second Lien	6,526,965	6,621,612	6.8%
Senior Secured Loans — Escrow Loan	87,816	7,000	0.0%
Unsecured Loans	3,116,275	3,540,255	3.6%
Asset-Backed Securities	1,607,774	1,608,349	1.7%

Closed-End Mutual Funds	1,444,020	1,428,462	1.5%

Corporate Bonds	45,326,662	46,268,385	47.5%
Common Stocks	19,370,924	22,520,195	23.1%
Preferred Stock	3,215,965	1,070,452	1.1%

Warrants	—	1,022,299	1.0%

Rights	150,864	33,992	0.0%

Total Invested Assets	$94,662,729	$97,439,125	100.0%

(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2017
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$15,070,292	$14,942,333	15.9%
Senior Secured Loans — Second Lien	4,426,629	4,432,500	4.7%
Senior Secured Loans — Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	3.5%
Asset-Backed Securities	1,930,704	1,966,177	2.1%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	56.0%
Common Stocks	10,786,964	13,856,775	14.7%
Preferred Stock	3,215,965	1,960,275	2.1%
Warrants	—	891,799	0.9%
Rights	150,864	56,897	0.1%

Total Invested Assets	$92,029,026	$94,002,312	100.0%

(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of June 30, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. The investments underlying the TRS had a notional amount of $55,535,815 and a market value of $55,199,774 as of June 30, 2018, and a notional amount of $35,960,921 and a market value of $35,231,901 as of December 31, 2017.

June 30, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$59,154,700	$58,478,788	38.3%
Senior Secured Loans — Second Lien	16,723,544	16,660,722	10.9%
Senior Secured Loans — Escrow Loan	87,816	7,000	0.0%
Unsecured Loans	3,116,275	3,540,255	2.3%
Asset-Backed Securities	1,607,774	1,608,349	1.1%

Closed-End Mutual Funds	1,444,020	1,428,462	0.9%

Corporate Bonds	45,326,662	46,268,385	30.3%
Common Stocks	19,370,924	22,520,195	14.8%
Preferred Stock	3,215,965	1,070,452	0.7%

Warrants	—	1,022,299	0.7%
Rights	150,864	33,992	0.0%

Total Invested Assets	$150,198,544	$152,638,899	100.0%

(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2017
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$41,514,176	$40,683,792	31.5%
Senior Secured Loans — Second Lien	13,943,666	13,922,942	10.8%
Senior Secured Loans — Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	2.6%
Asset-Backed Securities	1,930,704	1,966,177	1.5%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	40.7%
Common Stocks	10,786,964	13,856,775	10.7%
Preferred Stock	3,215,965	1,960,275	1.5%
Warrants	—	891,799	0.7%
Rights	150,864	56,897	0.0%

Total Invested Assets	$127,989,947	$129,234,213	100.0%

(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Number of Investments	45		41
% Variable Rate (based on fair value)	60	%(1)	50	%(1)
% Non-Income Producing Equity or Other Investments (based on fair value)	11	%(1)	6	%(1)
Weighted Average Cost Price of Investments (as a % of par or stated value)	94.63	%(1)	88.70	%(1)
Weighted Average Credit Rating of Investments that were Rated	B3	(1)	Caa1	(1)
% of Fixed Income Investments on Non-Accrual (based on fair value)	4	%(1)	1	%(1)

(1)Includes value of investments underlying the TRS.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$6,436,676	8.9%	$2,172,805	2.3%
Broadly Syndicated – Public	17,759,525	11.1%	17,851,754	19.0%
Middle-Market	70,452,534	71.1%	72,011,576	76.6%
Opportunistic/Other	2,790,390	8.9%	1,966,177	2.1%

Total Invested Assets	$97,439,125	100.0%	$94,002,312	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$286,875	0.3%	$170,000	0.2%
Energy	8,357,371	8.6%	4,109,050	4.4%
Financials	9,791,936	10.1%	5,263,970	5.6%
Healthcare(1)	53,277,611	54.7%	63,518,400	67.5%
Materials	5,870,092	6.0%	5,971,809	6.4%
Media/Telecommunications	5,008,916	5.1%	803,329	0.9%
Real Estate Investment Trusts (REITs)	3,614,207	3.7%	4,449,751	4.7%
Retail	3,115,664	3.2%	3,654,624	3.9%
Service(1)	1,679,777	1.7%	1,713,464	1.8%
Telecommunication Services	3,674,784	3.8%	2,175,110	2.3%
Utilities	2,761,892	2.8%	2,172,805	2.3%

Total Invested Assets	$97,439,125	100.0%	$94,002,312	100.0%

(1)As of June 30, 2018 and December 31, 2017, Weight Watchers is included in the Service sector, but the Company views Weight Watchers to be related to the Healthcare Industry as defined in the Company’s organizational documents. If this classification change were reflected, the value and percentage of the healthcare sector would increase to $54,957,388 and 56.4%, respectively, as of June 30, 2018, and $65,231,864 and 69.3%, respectively, as of December 31, 2017. The value and percentage of the service sector would decrease to $0 and 0.0%, respectively, as of both June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Strategic Opportunities Fund (formally, NexPoint Credit Strategies Fund), one of its investments. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities. See Note 10 to the financial statements included herein for additional information regarding the investment in NexPoint Strategic Opportunities Fund.

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

Summary Description of Top Portfolio Companies/Investments

As of June 30, 2018 and December 31, 2017, 62% and 64% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. Included in the value at June 30, 2018 and December 31, 2017 is the investment in Weight Watchers, which the Company views as related to the Healthcare Industry as defined in the Company’s organizational documents. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of June 30, 2018 and December 31, 2017, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $7.1 million and $7.8 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

U.S. Renal Care: As of June 30, 2018 and December 31, 2017, we held senior secured loans in US Renal Care, Inc. (“U.S. Renal Care”) having an aggregate fair value of $1.2 million and $8.4 million, respectively. U.S. Renal Care develops, acquires, and operates a network of outpatient, home, and specialty dialysis centers for serving patients suffering from chronic kidney failures in the United States. The company provides in-center and at-home hemodialysis and peritoneal dialysis services for end stage renal diseases. It operates outpatient, home, and specialty dialysis programs. The company also manages various acute setting dialysis programs in conjunction with local community hospitals. It also serves families, caregivers and physicians. U.S. Renal Care was founded in 2000 and is based in Plano, Texas. Upon completing an acquisition of DSI Renal in January 2016, U.S. Renal Care became third-largest provider of dialysis services in the United States, with approximately 330 outpatient dialysis facilities across 32 states/territories.

Valeant Pharmaceuticals International, Inc.: As of June 30, 2018 and December 31, 2017, we held senior secured loans and corporate bonds of Valeant Pharmaceuticals, Inc. (“Valeant”) having an aggregate fair value of $10.9 million and $10.6 million, respectively. Valeant is a multinational, specialty pharmaceutical and medical device company that develops, manufacturers, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter products, and medical devices, which are marketed directly or indirectly in over 100 countries. The company’s broad portfolio of over 1,800 products is primarily focused in the areas of dermatology, gastrointestinal disorders, eye health (including Bausch + Lomb), neurology and branded generics. As part of management’s ongoing commercial realignment program, the company changed its name to Bausch Health Companies as of July 13, 2018. Valeant is headquartered in Laval, Quebec.

Quorum Health Corp.: As of June 30, 2018 and December 31, 2017, we held corporate bonds and common stock of Quorum Health Corp. (“Quorum”) having an aggregate fair value of $12.8 million and $16.8 million, respectively. Quorum Health Corporation is a leading provider of hospital and outpatient healthcare services focused on facility-based acute care in rural and mid-sized markets. As of March 31, 2018, the company owned or leased 28 hospitals located across 14 states with an aggregate of approximately 2,675 licensed beds. Approximately 84% of the company’s hospitals are sole providers in their local markets. Quorum also provides hospital management advisory and healthcare consulting services through its wholly-owned subsidiary, Quorum Health Resources. Quorum was formed through a spin-off of select assets from Community Health Systems Inc. completed in April 2016. The company is headquartered in Nashville, TN.

Surgery Center Holdings, Inc.: As of June 30, 2018 and December 31, 2017, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $8.0 million and $7.9 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. The company is one of the largest and fastest growing surgical services businesses in the US, with more than 180 locations in 32 states, including ambulatory surgery centers, surgical hospitals, multi-specialty physician practices and urgent care facilities.

DJO Finance, LLC / DJO Finco Inc.: As of June 30, 2018 and December 31, 2017, we held corporate bonds and senior secured loans of DJO Finance, LLC (“DJO”) with an aggregate fair value of $10.6 million and $10.0 million, respectively. DJO is a global developer, manufacturer and distributor of a diverse range of medical devices for musculoskeletal health, vascular health and pain management, including rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems, compression garments, therapeutic shoes, electrical stimulators and physical therapy products.

Endo Finance, LLC / Endo Finco Inc.: As of June 30, 2018 and December 31, 2017, we held corporate bonds of Endo Finance, LLC (“Endo”) with an aggregate fair value of $5.4 million and $3.2 million, respectively. Endo is a generics and specialty branded pharmaceutical company, with a portfolio of over 250 prescription product families focused in the areas of pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others. The company’s portfolio includes products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids, injectables, liquids, nasal sprays, ophthalmics and transdermal patches. Endo has global headquarters in Dublin, Ireland, and U.S. headquarters in Malvern, PA.

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

iHeart Communications, Inc.: As of June 30, 2018 and December 31, 2017 we held the first lien senior secured loan of iHeart Communications, Inc. (“iHeart”) having an aggregate fair value of $5.0 million and $4.5 million, respectively. These values include the Company’s pro-rata portion of iHeart bonds held within Gambier Bay, LLC, a special purpose vehicle created to represent the Company during potential litigation related to chapter 11 bankruptcy proceedings initiated by iHeart in March 2018. iHeart is the largest broadcast radio and events business in the United States, and owns 90% of Clear Channel Outdoor, one of the world’s largest outdoor advertising companies. The company owns and operates approximately 850 broadcast radio stations in the United States and almost 1 million outdoor advertising displays in 45 countries. iHeartMedia also operates the iHeartRadio streaming app with 96 million registered users.

Vistra Energy: As of June 30, 2018 and December 31, 2017, we held common stock and rights shares of Vistra Energy (OTC:VSTE) (“Vistra Energy”) having an aggregate fair value of $2.7 million and $2.2 million, respectively. Vistra Energy is the largest electric power generator and retail electric provider in Texas, with other 16 GW of generation capacity and over 1.7 million retail customers. Vistra Energy was formerly named Texas Competitive Electric Holdings. The company emerged from bankruptcy on October 3, 2016. Upon emergence from bankruptcy, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity is now listed on the New York Stock Exchange.

Results of Operations for the three and six months ended June 30, 2018 and June 30, 2017

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

For the three and six months ended June 30, 2018 we had investment income of $1,830,476 or $0.18 per share and $3,967,081 or $0.39 per share. For the three and six months ended June 30, 2017, we had investment income of $2,177,088 or $0.26 per share and $4,590,894 or $0.58 per share, respectively.

Expenses

For the three and six months ended June 30, 2018, we had total net operating expenses of $1,071,400 or $0.10 per share and $2,797,489 or $0.27 per share, respectively. Our net operating expenses were $360,460 or $0.04 per share and $739,932 or $0.09 per share, for the three and six months ended June 30, 2017, respectively. Base management fees attributed to the Adviser were $566,814 and $1,027,311 for the three and six months ended June 30, 2018, respectively. Our operating expenses include base management fees attributed to the Adviser of $389,733 and $801,058 for the three and six months ended June 30, 2017, respectively, which were voluntarily waived for both periods. Our expenses include administrative services expenses attributed to the Adviser of $104,171 and $205,462 for the three and six months ended June 30, 2018, respectively. Administrative services expenses attributed to the Adviser of $77,947 and $160,212, respectively for the three and six months ended June 30, 2017, respectively, which were voluntarily waived for both periods.

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

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment(1)	Administrator fees Waived and Subject to Recoupment(1)	Recoupment Eligibility Expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	September 30, 2019
June 30, 2016	74,421	14,884	June 30, 2019

Total	$2,284,508	$458,275

(1)The Adviser has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Adviser balance on the Statement of Assets and Liabilities.

In addition, cumulatively since inception through to June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Our other expenses subject to the Expense Limitation Agreement for three and six months ended June 30, 2018 were $271,927 and $613,809, respectively, and consisted of the following:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Audit and tax fees	$54,034	$110,253
Legal fees	38,311	88,184
Custodian and accounting service fees	79,004	156,164
Reports to stockholders	11,379	23,462
Stock transfer fee	43,806	149,134
Directors’ fees	4,903	9,346
Other expenses	40,490	77,266

Total	$271,927	$613,809

Our other expenses subject to the Expense Limitation Agreement for the three and six months ended June 30, 2017 were $302,115 and $631,906, and consisted of the following:

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

Net Investment Income

We earned net investment income of $759,076 or $0.07 per share, and $1,816,628 or $0.22 per share, for the three months ended June 30, 2018 and June 30, 2017, respectively. We earned net investment income of $1,169,592 or $0.11 per share, and $3,850,962 or $0.48 per share for the six months ended June 30, 2018 and June 30, 2017, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $29,672,673 and $36,746,473 during the three months ended June 30, 2018 and June 30, 2017, respectively, from which we realized a net gains/(losses) of $1,596,602 and $(1,260,435), respectively. We had sales or principal repayments of $42,734,541 and $70,741,286 during the six months ended June 30, 2018 and June 30, 2017, respectively, from which we realized a net gains/(losses) of $1,398,260 and $(413,810), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended June 30, 2018 and June 30, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $(1,681,212) or $(0.16) per share, and $2,015,735 or $0.24 per share, respectively. For the six months ended June 30, 2018 and June 30, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $803,110 or $0.08 per share, and $1,648,038 or $0.21 per share, respectively. For the three months ended June 30, 2018 and June 30, 2017, the net change in unrealized appreciation (depreciation) on the TRS was $(358,549) and $(212,026), respectively. For the six months ended June 30, 2018 and June 30, 2017, the net change in unrealized appreciation (depreciation) on the TRS was $515,235 and $(212,026), respectively. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2018 and June 30, 2017 was primarily driven by the performance of the Terrestar Corporation Common Stock and the performance of the Gemphire Therapeutics warrants, respectively.

Net Increase from Payment from Affiliates

For the three and six months ended June 30, 2018 and June 30, 2017, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of June 30, 2018 would have been lower. These payments are not recoupable by the Adviser.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2018 and June 30, 2017, the net increase/(decrease) in net assets resulting from operations was $4,154,619 or $0.40 per share, and $4,873,164, or $0.61 per share, respectively.

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Income	$3,967,081	$4,590,894
Net expenses	(2,797,489)	(739,932)
Net realized gain/(loss)	1,666,682	(413,810)
Net unrealized appreciation (depreciation)	1,318,345	1,436,012

Net increase from amounts committed by affiliates	—	—

Total	$4,154,619	$4,873,164

For the three months ended June 30, 2018 and June 30, 2017, the net increase/(decrease) in net assets resulting from operations was $584,623 or $0.06 per share, and $2,359,902 or $0.28 per share, respectively.

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017
Income	$1,830,476	$2,177,088
Net expenses	(1,071,400)	(360,460)
Net realized gain/(loss)	1,865,308	(1,260,435)
Net unrealized appreciation (depreciation)	(2,039,761)	1,803,709

Net increase from amounts committed by affiliates	—	—

Total	$584,623	$2,359,902

Financial Condition, Liquidity and Capital Resources

As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $2,749,156 and $11,044,982, respectively. As of June 30, 2018 and December 31, 2017, $1,975,165 and $10,852,235 was held in the State Street U.S. Government Money Market Fund, and $773,991 and $192,747 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of June 30, 2018 the Adviser controls 2,238,359 total shares, including reinvestment of dividends, for a net amount of approximately $21.8 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $413,024 and $1,234,643 for the six months ended June 30, 2018 and June 30, 2017, respectively, and were offset against capital in excess of par value on the financial statements.

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

As of June 30, 2018 and December 31, 2017, $0 and $0, respectively, were outstanding under the Credit Facility. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of June 30, 2018, all such financing costs have been amortized to interest expense.

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

As of June 30, 2018 and December 31, 2017, $16,555,110 and $24,400,000, respectively, were outstanding under the Financing Arrangement.

For the three and six months ended June 30, 2018 and June 30, 2017, the components of total interest expense were as follows:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Direct interest expense	$155,891	$356,623
Commitment fees	—	—
Amortization of financing costs	—	—

Total	$155,891	$356,623

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Direct interest expense	$—	$42,325
Commitment fees	—	8,054
Amortization of financing costs	—	—

Total	$—	$50,379

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

As of June 30, 2018, the TRS had a notional amount of $55,535,815 and a market value of $55,199,774. Cash collateral of $19,140,000 was posted against the TRS. As of December 31, 2017, the TRS had a notional amount of $35,960,921 and a market value of $35,231,901. Cash collateral of $13,820,000 was posted against the TRS. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2018 and December 31, 2017, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended June 30, 2018 and June 30, 2017, the Company incurred $(34,891) and $108,655 of incentive fees on capital gains, respectively. For the six months ended June 30, 2018 and June 30, 2017, the Company incurred $597,005 and $204,440 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $1,191,310 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of June 30, 2018.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and six months ended June 30, 2018 and June 30, 2017, the Company did not distribute in excess of net investment income.

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

For the six months ended June 30, 2018, the Company made the following distributions:

Payable	Dividend/	Total	Dividends
Date	Share	Dividend	Reinvested
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.358	$3,704,721	$2,383,675

For the year ended December 31, 2017, the Company made the following distributions:

Payable	Dividend/	Total	Dividends
Date	Share	Dividend	Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•

The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate as of June 30, 2018, the Adviser controls 2,238,359 total shares, including reinvestment of dividends, for a net amount of approximately $21.8 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of June 30, 2018 would have been lower. These payments are not recoupable by the Adviser.

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

Due to the nature of our strategy, our portfolio will include relatively illiquid investments that are privately held. Valuations of privately held investments are inherently uncertain, may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

As of June 30, 2018, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
PAMCO CLO 1997-1A B	Asset-Backed	$189,964
Gambier Bay, LLC	Common Stock	1,182,041
OmniMax International, Inc.	Common Stock	2,259,886
TerreStar Corp.	Common Stock	3,674,784
OmniMax International, Inc.	Unsecured Loans	3,540,255
Galena Biopharma, Inc.	Warrant	120
Gemphire Therapeutics, Inc.	Warrant	736,082
OmniMax International, Inc.	Warrant	69,951
SCYNEXIS, Inc.	Warrant	106,080
SteadyMed Ltd.	Warrant	110,066

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and six months ended June 30, 2018 and June 30, 2017, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to June 30, 2018, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and six months ended June 30, 2018, the Adviser incurred offering costs of $0 and $238,568, respectively, on our behalf. For the three and six months ended June 30, 2017, the Adviser incurred offering costs of $433,665 and $730,626, respectively, on our behalf. For the three and six months ended June 30, 2018, the Company capitalized $0 and $61,462 of offering costs, respectively. For the three and six months ended June 30, 2017, the Company capitalized $80,432 and $172,248 of offering costs, respectively. Of the capitalized offering costs, $51,691 and $119,845 were amortized to expense during the three and six months ended June 30, 2018. Of the capitalized offering costs, $107,047 and $216,776 were amortized to expense during the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and June 30, 2017, $70,447 and $184,027 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2018, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of June 30, 2018, 60% (based on fair value) of the investments in our portfolio (including investments underlying the TRS) had floating interest rates, and both the TRS and the Financing Arrangement entered into with the BNPP entities have a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

Pursuant to the terms of the TRS, we pay fees to BNP Paribas a rate equal to one-month LIBOR plus 2.00% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional market value amount of $60,000,000. Pursuant to the terms of the Financing Arrangement, we pay fees to the BNPP entities a floating rate based on the asset type, but generally one-month LIBOR plus 1.30% per annum on the amount borrowed. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Assuming that the Statement of Assets and Liabilities as of June 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	(176,759)	180,227	3,468
Up 50 basis points	353,517	(360,455)	(6,938)
Up 100 basis points	707,035	(720,909)	(13,874)
Up 200 basis points	1,414,069	(1,441,819)	(27,750)
Up 300 basis points	2,121,104	(2,162,728)	(41,624)

(1)Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. As of June 30, 2018, 100% of the loans underlying the TRS paid variable interest rates.

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

Item 1A:	Risk Factors.

None.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.10	Control Agreement, dated and effective as of June 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of June 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

Number	Description

10.12	Committed Facility Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.17	Amended and Restated Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of April 2, 2018, by and between NexPoint Capital, Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on April 2, 2018)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: August 9, 2018	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: August 9, 2018	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer