Form 10-Q
period 2018-09-30
NexPoint Capital, Inc.
filed 2018-11-09
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company		Yes ☒ No	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2018, the Registrant had 10,416,708 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Unaffiliated investments, at fair value (cost of $98,243,034 and $92,014,872, respectively)	$103,411,648	$93,985,519
Affiliated investments, at fair value (cost of $4,922,705 and $14,154, respectively)(1)	2,674,216	16,793
Cash and cash equivalents	7,104,691	11,044,982
Due from counterparty(2)	18,800,000	13,820,000
Receivable for investments sold	1,575,000	2,768,395
Receivable for common stock sold	—	5,635
Receivable due on total return swaps(2)	417,969	183,515
Dividends and interest receivable	1,528,628	1,262,162
Prepaid expenses	33,175	90,548
Capitalized offering costs	31,461	128,830

Total assets	135,576,788	123,306,379

Liabilities
Credit facility and notes payable(3)	24,048,974	24,400,000
Payable for investments purchased	7,548,036	1,953,152
Unrealized depreciation on total return swap(2)	399,188	563,823
Common stock repurchased	709,962	103,004
Payable to Adviser(4)	607,220	296,092
Incentive fee payable	1,287,098	594,306
Interest expense and commitment fees payable	7,421	52,856
Accrued expenses and other liabilities	443,184	483,189

Total liabilities	35,051,083	28,446,422

Commitments and contingencies(5)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,416,708 and 9,804,321 shares issued and outstanding, respectively)	10,417	9,804
Paid-in capital in excess of par	93,694,541	87,656,780
Total distributable earnings (loss)	6,820,747	7,193,373

Total net assets	$100,525,705	$94,859,957

Net asset value per share of common stock	$9.65	$9.68

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of total return swaps.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 4 for a discussion of related party transactions and arrangements.
(5)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income:
Interest	$1,524,419	$1,339,035	$4,901,607	$5,648,677
Interest paid in kind	136,910	90,900	375,158	182,695
Dividend income from unaffiliated investments	141,782	140,991	465,649	322,131
Dividend income from affiliated investments(1)	39,047	398	56,895	551
Other fee income	656	173	10,586	8,337

Total investment income	1,842,814	1,571,497	5,809,895	6,162,391

Expenses:
Investment advisory fees(2)	527,229	305,288	1,554,540	1,106,346
Capital gains incentive fees(2)	95,788	(315,928)	692,793	(111,488)
Interest expense and commitment fees(3)	161,124	—	517,747	50,379
Administration fees(2)	103,982	69,308	309,444	229,520
Stock transfer fee	121,303	136,158	270,437	305,530
Custodian and accounting service fees	80,037	79,982	236,201	234,276
Audit and tax fees	53,666	58,382	163,919	161,527
Amortized offering costs	38,986	91,937	158,831	308,713
Legal fees	45,263	46,772	133,447	127,296
Reports to stockholders	17,114	—	40,576	95,887
Directors’ fees(2)	5,498	4,526	14,844	11,129
Other expenses	44,909	28,885	123,958	90,315

Total expenses	1,294,899	505,310	4,216,737	2,609,430
Expenses waived or reimbursed by the Adviser(2)	(23,992)	(311,621)	(148,341)	(1,675,809)

Net expenses	1,270,907	193,689	4,068,396	933,621

Net investment income	571,907	1,377,808	1,741,499	5,228,770

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	203,932	141,187	1,602,192	(272,623)
Affiliated investments(1)	—	—	—	—
Total return swaps(4)	481,877	(524,777)	750,299	(524,777)
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	80,016	(775,493)	3,197,967	872,237
Affiliated investments(1)	63,713	843	(2,251,128)	1,151
Total return swaps(4)	(350,600)	(421,401)	164,635	(633,427)

Net realized and unrealized gains (losses)	478,938	(1,579,641)	3,463,965	(557,439)

Net increase (decrease) in net assets resulting from operations	1,050,845	(201,833)	5,205,464	4,671,331
Per share information - basic and diluted per common share
Net investment income:	$0.05	$0.15	$0.17	$0.63
Earnings per share:	$0.10	$(0.02)	$0.50	$0.56
Weighted average shares outstanding:	10,408,226	8,966,250	10,332,534	8,287,409
Distributions declared per share:	$0.18	$0.18	$0.54	$0.54

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,741,499	$5,228,770
Net realized gain (loss) on investments and securities sold short	1,602,192	(272,623)
Net realized gain (loss) on total return swaps(1)	750,299	(524,777)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	946,839	873,388
Net change in unrealized appreciation (depreciation) on total return swaps(1)	164,635	(633,427)

Net increase in net assets resulting from operations	5,205,464	4,671,331

Distributions to stockholders:

Total distributions to stockholders(2)	(5,578,090)	(4,470,423)

Capital share transactions:
Issuance of common stock	5,315,483	18,195,548
Issuance of common shares pursuant to distribution reinvestment plan	3,580,636	2,959,396
Repurchase of common stock	(2,857,745)	(1,138,801)

Net increase in net assets resulting from capital transactions	6,038,374	20,016,143

Total increase in net assets	5,665,748	20,217,051
Net assets at beginning of period	94,859,957	67,292,954

Net assets at end of period	$100,525,705	$87,510,005

Changes in common shares
Issuance of common stock	538,995	1,870,378
Reinvestment of common stock	367,362	303,769
Repurchase of common stock	(293,970)	(119,618)

Net increase in common shares	612,387	2,054,529

(1)	See Note 7 for a discussion of total return swaps.
(2)

Per the Securities Exchange Commission release #33-10532 “Disclosure Update and Simplification”; it is no longer required to differentiate distributions from earnings as either from net investment income or net realized capital gains. The presentation for the nine months ended 9/30/2017 has been adjusted for this change.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows used in operating activities
Net increase in net assets resulting from operations	$5,205,464	$4,671,331
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(59,898,327)	(62,241,424)
Payment-in-kind investments	(375,158)	(182,695)
Proceeds from sales and principal repayments of investment securities	51,413,124	72,746,045
Net realized (gain) loss on investments	(1,602,192)	272,623
Net change in unrealized (appreciation) depreciation on investments	(946,839)	(873,388)
Net change in unrealized depreciation on total return swaps	(164,635)	633,427
Amortization of premium/discount, net	(674,160)	(1,406,731)
Amortization of capitalized offering costs	158,831	308,713
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	1,193,395	—
(Increase) decrease in dividends and interest receivable	(266,466)	(665,512)
(Increase) decrease in receivable from Adviser	—	4,096,447
(Increase) decrease in prepaid expenses	57,373	(104,053)
(Increase) decrease in due from counterparty	(4,980,000)	(13,120,000)
(Increase) decrease in receivable due on total return swap	(234,454)	—
Increase (decrease) in payable for investments purchased	5,594,884	(6,546,043)
Increase (decrease) in payable to Adviser	311,128	20,092
Increase (decrease) in incentive fees payable	692,792	—
Increase (decrease) in interest expense and commitment fees payable	(45,435)	(21,583)
Increase (decrease) in accrued expenses and other liabilities	(40,005)	42,175
Increase (decrease) in payable due on total return swap	—	719,171

Net cash flow (used in) operating activities	(4,600,680)	(1,651,405)

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	5,321,118	18,248,053
Repurchase of common stock, net of payable	(2,250,787)	(828,352)
Distributions paid in cash	(1,997,454)	(1,511,027)
Offering costs paid, net of due to Adviser	(61,462)	(213,880)
Net increase (decrease) in credit facilities and notes payable	(351,026)	(11,200,000)

Net cash flow provided by financing activities	660,389	4,494,794

Net increase (decrease) in cash and cash equivalents	(3,940,291)	2,843,389
Cash and cash equivalents
Beginning of the period	11,044,982	3,948,113

End of the period	$7,104,691	$6,791,502

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$375,158	$182,695
Cash paid during the period for interest	$563,182	$54,473
Reinvestment of distributions paid	$3,580,636	$2,959,396
Local and excise taxes paid	$168,836	$124,672

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of September 30, 2018

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 17.8%(4)
Energy – 2.4%
Fieldwood Energy, LLC (Second Lien Term Loan)(5)	L + 725	1.00%	4/11/2023	$567,797	$548,782	$552,892
Fieldwood Energy LLC (First Lien Term Loan)(5)	L + 525	1.00%	4/11/2022	1,800,549	1,795,312	1,815,404

						2,368,296

Healthcare – 9.9%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(6) (7) (8)	L + 375	0.00%	7/24/2025	2,586,207	2,573,276	2,621,780
Envision Healthcare Corp. (First Lien Term Loan)(6) (7) (8)	L + 375	0.00%	9/28/2025	3,000,000	2,992,500	2,992,500
U.S. Renal Care, Inc. (Second Lien Term Loan)(7)	L + 800	1.00%	12/29/2023	4,500,000	4,433,624	4,331,250

						9,945,530

Media/Telecommunications – 3.7%
iHeartCommunications, Inc. (First Lien Term Loan)(9)				5,000,000	4,051,750	3,769,150

Retail – 1.3%
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(9)				2,446,815	1,590,430	1,293,754

Telecommunication Services – 0.5%
TerreStar Corp. (First Lien Term Loan)(10) (11)	11% PIK		2/27/2020	504,000	504,000	503,496

Utility – 0.0%
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan)(12)				3,500,000	87,816	7,000

Total Senior Secured Loans						17,887,226

Unsecured Loans – 3.7%
Materials – 3.7%
OmniMax International, Inc.(10) (11)	14% PIK, 2% Cash		2/6/2021	3,708,668	3,282,820	3,671,582
Total Unsecured Loans						3,671,582

Asset-Backed Securities – 1.3%
Financials – 1.3%
Grayson Investor Corp.(8) (13) (14) (15)			11/1/2021	800	456,000	329,800
Highland Park CDO I Ltd. 2006 1A A2(7) (8) (13) (15)	L + 40		11/25/2051	877,343	727,765	833,476
PAMCO CLO 1997-1A B(9) (8) (10) (11) (13) (15)				374,239	215,187	143,146

						1,306,422

Total Asset-Backed Securities						1,306,422

				Shares
Closed-End Mutual Funds – 1.4%
Financials – 1.4%
NexPoint Strategic Opportunities Fund(8) (16) (17)				65,078	1,444,020	1,457,747

Total Closed-End Mutual Funds						1,457,747

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Corporate Bonds – 54.3%(17)
Financials – 7.0%
ASP AMC Merger Sub, Inc.(13) (17)	8.000%		5/15/2025	7,325,000	6,886,134	5,603,625
Freedom Mortgage Corp.(13) (17)	8.250%		4/15/2025	1,500,000	1,500,000	1,462,500

						7,066,125

Healthcare – 47.3%
DJO Finance LLC / DJO Finance Corp.(13) (17)	8.125%		6/15/2021	6,500,000	6,249,519	6,670,625
Endo Finance LLC / Endo Finco Inc.(13) (17)	6.000%		7/15/2023	7,500,000	6,452,982	6,693,750
Ortho-Clinical Diagnostics(13) (17)	6.625%		5/15/2022	9,217,000	8,775,508	9,051,094

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2018

(Unaudited)

Quorum Health Corp.(13) (17)	11.625%	4/15/2023	$3,459,000	$3,166,463	$3,476,295
Surgery Center Holdings(8) (13) (17)	6.750%	7/1/2025	10,858,000	10,198,352	10,450,825
Tenet Healthcare Corp.(8) (17)	8.125%	4/1/2022	1,000,000	976,651	1,057,550
Valeant Pharmaceuticals International, Inc.(8) (13) (17)	5.875%	5/15/2023	4,000,000	3,459,027	3,915,000
Valeant Pharmaceuticals International, Inc.(8) (13) (17)	6.125%	4/15/2025	6,500,000	5,699,832	6,191,250

					47,506,389

Total Corporate Bonds					54,572,514

			Shares
Common Stocks – 26.0%
Chemicals – 0.3%
MPM Holdings, Inc.(8) (17) (18)			8,500	250,750	261,460

Energy – 6.2%
Enterprise Products Partners L.P.(8) (17)			170,000	4,144,041	4,884,100
Energy Transfer Equity L.P.(8) (17)			75,000	1,438,740	1,307,250

					6,191,350

Healthcare – 6.6%
Acadia Healthcare Co., Inc.(8) (17) (18)			24,900	981,583	876,480
Amarin Corp. Plc(6) (8) (17) (18)			140,000	1,982,260	2,277,800
Heron Therapeutics, Inc.(8) (17) (18)			19,232	500,032	608,693
Nevro Corp.(8) (17) (18)			8,000	500,402	456,000
Quorum Health Corp.(17) (18)			408,514	2,184,094	2,393,892
SteadyMed Ltd.(8) (10) (11) (18)			54,749	14,508	14,509

					6,627,374

Materials – 1.7%
OmniMax International, Inc.(10) (11) (18)			6,698	663,115	1,681,568

Media/Telecommunications – 1.2%
Gambier Bay, LLC(10) (11) (16) (18)			9,180,900	3,478,685	1,216,469

Real Estate Investment Trust (REIT) – 2.6%
Independence Realty Trust, Inc.(8) (17)			246,727	2,216,203	2,598,035

Telecommunication Services – 4.6%
TerreStar Corp.(10) (11) (18)			14,035	1,599,990	4,682,357

Utility – 2.8%
Vistra Energy Corp.(17) (18)			115,000	1,776,757	2,861,200

Total Common Stocks					26,119,813

	Preferred Dividend Rate
Preferred Stocks – 0.8%
Real Estate Investment Trust (REIT) – 0.8%
RAIT Financial Trust(17) (19)	8.875%		148,057	3,215,965	821,716

Total Preferred Stocks					821,716

Rights – 0.0%
Utility – 0.0%
Texas Competitive Electric Holdings Company, LLC (TXU)(18)			58,356	150,864	45,430

Total Rights					45,430

Warrants – 0.2%
Healthcare – 0.1%
Galena Biopharma, Inc.(11) (18)		1/12/2021	1,500,054	—	—
Gemphire Therapeutics, Inc.(11) (18)		3/15/2022	118,796	—	88,594
SCYNEXIS, Inc.(11) (18)		6/21/2021	195,000	—	62,770

					151,364

Materials – 0.1%
OmniMax International, Inc.(10) (11) (18)		8/6/2025	207	—	52,050

Total Warrants					203,414

Total Investments- 105.5%				$103,165,739	$106,085,864

Cash Equivalents –6.9%(20)					$6,959,715
Other Assets & Liabilities, net- (12.4%)					$(12,519,874)

Net Assets- 100.0%					$100,525,705

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2018

(Unaudited)

	Notional Amount(21)	Unrealized Depreciation
Total Return Swap – (0.4%)
BNP Paribas TRS Facility (Note 7)	$55,081,345	$(399,188)

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at September 30, 2018. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2018 was 2.26%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(6)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(7)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2018 was 2.40%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(8)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 29.4% of the Company’s total assets as of September 30, 2018.

(9)	The issuer is in default of its payment obligation, or is in danger of default.
(10)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(11)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $12,116,541 or 12.1% of net assets were fair valued under the Company’s valuation procedures as of September 30, 2018.

(12)	The investment represents value held in escrow pending future events. No interest is being accrued.
(13)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of September 30, 2018, these securities amounted to $54,821,386, or 54.5% of net assets.

(14)	The investment is considered to be the equity tranche of the issuer.
(15)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(16)	Represents an affiliated issuer. Assets with a total aggregate market value of $2,674,216, or 2.7% of net assets, were affiliated with the Company as of September 30, 2018 (see Note 10).
(17)	All or part of this security is pledged as collateral for margin/facility borrowings. The market value of the securities pledged as collateral was $68,793,250.
(18)	Non-income producing security.
(19)	The issuer has suspended the quarterly dividend for this security.
(20)	State Street U.S. Government Money Market Fund.
(21)	Notional value of the underlying securities in the Total Return Swap is calculated by multiplying par by the initial price.

Glossary

ADR	American Depositary Receipt
PIK	Payment-in-Kind

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2017

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 20.4%(4)
Healthcare – 14.8%
BioClinica, Inc. (First Lien Term Loan)(5)	L + 425	1.00%	10/20/2023	$992,481	$978,415	$972,632
Quorum Health Corporation (First Lien Term Loan)(6) (7)	L + 675	1.00%	4/29/2022	1,953,152	1,950,971	1,977,566
U.S. Renal Care, Inc. (First Lien Term Loan)(5)	L + 425	1.00%	12/31/2022	3,969,620	3,862,685	3,920,000
U.S. Renal Care, Inc. (Second Lien Term Loan)(5)	L + 800	1.00%	12/31/2023	4,500,000	4,426,629	4,432,500
Valeant Pharmaceuticals International, Inc. (First Lien Term Loan)(7) (8)	L + 350	0.75%	4/1/2022	2,663,050	2,704,626	2,704,047

						14,006,745

Retail – 3.8%
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(9)				2,446,815	1,590,430	1,211,173
Toys ‘R’ Us-Delaware, Inc. DIP Loan (First Lien Term Loan)(7)	L + 875	1.00%	1/18/2019	2,379,212	2,317,512	2,443,451

						3,654,624

Service – 1.8%
Weight Watchers International, Inc. (First Lien Term Loan)(7) (10)	L + 475	0.75%	11/29/2024	1,700,000	1,665,653	1,713,464

Utility – 0.0%
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan)(11)				3,500,000	87,816	9,100

Total Senior Secured Loans						19,383,933

Unsecured Loans – 3.5%
Materials – 3.5%
OmniMax International, Inc.(12) (13)	14% PIK, 2% Cash		2/6/2021	3,346,263	2,799,878	3,326,186
Total Unsecured Loans						3,326,186

Asset-Backed Securities – 2.1%
Financials – 2.1%
Grayson Investor Corp.(8) (14) (15) (16)			11/1/2021	800	456,000	326,000
Highland Park CDO I Ltd. 2006 1A A2(5) (8) (14) (16)	L + 40		11/25/2051	1,394,442	1,152,909	1,345,636
PAMCO CLO 1997-1A B(8) (9) (12) (13) (14) (16)				559,644	321,795	294,541

						1,966,177

Total Asset-Backed Securities						1,966,177

Closed-End Mutual Funds – 0.0%

				Shares
Financials – 0.0%
NexPoint Credit Strategies Fund(8) (17)				664	14,154	16,793

Total Closed-End Mutual Funds						16,793

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Corporate Bonds – 55.4%
Financials – 3.5%
ASP AMC Merger Sub, Inc.(14)	8.000%		5/15/2025	$3,400,000	3,279,556	3,281,000

Healthcare – 48.8%
CHS/Community Health Systems, Inc.(8)	8.000%		11/15/2019	6,000,000	5,600,220	5,085,000
DJO Finance LLC / DJO Finance Corp.(14)	8.125%		6/15/2021	6,500,000	6,190,694	6,110,000
Endo Finance LLC / Endo Finco Inc.(14)	6.000%		7/15/2023	4,000,000	3,470,061	3,160,000
Ortho-Clinical Diagnostics(14)	6.625%		5/15/2022	7,717,000	6,932,359	7,794,170
Quorum Health Corp.	11.625%		4/15/2023	7,459,000	6,406,992	7,319,143
Surgery Center Holdings(8) (14)	6.750%		7/1/2025	8,358,000	7,771,045	7,940,100
Tenet Healthcare Corp.(8)	8.125%		4/1/2022	1,000,000	972,538	1,021,250
Valeant Pharmaceuticals International, Inc.(8) (14)	5.875%		5/15/2023	4,000,000	3,391,404	3,720,000

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2017

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Valeant Pharmaceuticals International, Inc.(8) (14)	6.125%		4/15/2025	$4,500,000	$3,788,231	$4,134,375

						46,284,038

Media/Telecommunications – 0.8%
iHeartCommunications, Inc.(9)				9,180,900	3,478,685	803,329

Telecommunication Services – 2.3%
Intelsat Jackson Holdings S.A.(8) (14)	9.750%		7/15/2025	2,254,000	2,263,975	2,175,110

Total Corporate Bonds						52,543,477

				Shares
Common Stocks – 14.6%
Chemicals – 0.2%
MPM Holdings, Inc.(8) (18)				8,500	250,750	170,000

Energy – 4.3%
Enterprise Products Partners L.P.				155,000	3,714,862	4,109,050

Healthcare – 2.6%
Quorum Health Corp.(18)				350,000	1,792,620	2,184,000
SteadyMed Ltd.(8) (18)				62,500	372,656	231,250

						2,415,250

Materials – 2.7%
OmniMax International, Inc.(12) (13) (18)				6,698	663,116	2,566,191

Real Estate Investment Trust (REIT) – 2.6%
Independence Realty Trust, Inc.(8)				246,727	2,216,203	2,489,476

Utility – 2.2%
Vistra Energy Corp.(18)				115,000	1,776,757	2,106,808

Total Common Stocks						13,856,775

	Preferred Dividend Rate
Preferred Stocks – 2.1%
Real Estate Investment Trust (REIT) – 2.1%
RAIT Financial Trust	8.875%		—	148,057	3,215,965	1,960,275

Total Preferred Stocks						1,960,275

Rights – 0.1%
Utility – 0.1%
Texas Competitive Electric Holdings Company, LLC (TXU)(18)				58,356	150,864	56,897

Total Rights						56,897

Warrants – 0.9%
Healthcare – 0.8%
Galena Biopharma, Inc.(13) (18)			1/12/2021	1,500,054	—	18
Gemphire Therapeutics, Inc.(13) (18)			3/15/2022	118,796	—	493,218
Kadmon Holdings, Inc.(13) (18)			4/13/2018	119,047	—	22,727
SCYNEXIS, Inc.(13) (18)			6/21/2021	195,000	—	200,511
SteadyMed Ltd.(8) (13) (18)			4/25/2022	62,895	—	95,893

						812,367

Materials – 0.1%
OmniMax International, Inc.(12) (13) (18)			8/6/2025	207	—	79,432

Total Warrants						891,799

Total Investments – 99.1%					$92,029,026	$94,002,312

Cash Equivalents – 11.4%(19)						$10,852,235

Other Assets & Liabilities, net – (10.5%)						$(9,994,590)

Net Assets – 100.0%						$94,859,957

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of September 30, 2018, the Adviser controls 2,280,213 total shares, including reinvestment of dividends, for a net amount of approximately $22.0 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements is not required for interim financial statements and has been condensed or omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2018. The interim financial data as of September 30, 2018, and for the three and nine months ended September 30, 2018 and September 30, 2017 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of September 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of $7,104,691 and $11,044,982, respectively. As of September 30, 2018 and December 31, 2017, $6,959,715 and $10,852,235 was held in the State Street U.S. Government Money Market Fund, and $144,976 and $192,747 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of September 30, 2018 and December 31, 2017, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and nine months ended September 30, 2018, the Company recognized $656 and $10,586 of fee income, respectively. For the three and nine months ended September 30, 2017, the Company recognized $173 and $8,337 of fee income, respectively.

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

As of September 30, 2018, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$143,146
Gambier Bay, LLC.	Common Stock	1,216,469
OmniMax International, Inc.	Common Stock	1,681,568
SteadyMed Ltd.	Common Stocks	14,509
TerreStar Corp.	Common Stocks	4,682,357
TerreStar Corp.	Senior Secured Loans	503,496
OmniMax International, Inc.	Unsecured Loans	3,671,582
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	88,594
OmniMax International, Inc.	Warrant	52,050
SCYNEXIS, Inc.	Warrant	62,770

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

As of September 30, 2018, the Company’s investments consisted of senior secured loans, unsecured loans, bonds, asset-backed securities, common stocks, preferred stock, a closed-end mutual fund, a total return swap (“TRS”) and rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of September 30, 2018 and December 31, 2017:

Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$2,368,296	$—	$2,368,296
Healthcare	—	9,945,530	—	9,945,530
Media/Telecommunications	—	3,769,150	—	3,769,150
Retail	—	1,293,754	—	1,293,754
Telecommunication Services	—	—	503,496	503,496
Utility	—	7,000	—	7,000
Unsecured Loans	—	—	3,671,582	3,671,582
Asset-Backed Securities	—	1,163,276	143,146	1,306,422
Closed-End Mutual Funds	1,457,747	—	—	1,457,747
Corporate Bonds	—	54,572,514	—	54,572,514
Common Stocks
Chemicals	261,460	—	—	261,460
Energy	6,191,350	—	—	6,191,350
Healthcare	6,612,865	—	14,509	6,627,374
Materials	—	—	1,681,568	1,681,568
Media/Telecommunications	—	—	1,216,469	1,216,469

Real Estate Investment Trusts (REITs)	2,598,035	—	—	2,598,035
Telecommunication Services	—	—	4,682,357	4,682,357
Utility	2,861,200	—	—	2,861,200
Preferred Stocks	821,716	—	—	821,716
Rights	—	45,430	—	45,430
Warrants
Healthcare	—	151,364	—	151,364
Materials	—	—	52,050	52,050

Total Assets	$20,804,373	$73,316,314	$11,965,177	$106,085,864

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(399,188)	$(399,188)

Total Liabilities	$—	$—	$(399,188)	$(399,188)

Total Investments net of Swap Contracts	$20,804,373	$73,316,314	$11,565,989	$105,686,676

	December 31, 2017
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$14,006,745	$—	$14,006,745
Retail	—	3,654,624	—	3,654,624
Service	—	1,713,464	—	1,713,464
Utility	—	9,100	—	9,100
Unsecured Loans	—	—	3,326,186	3,326,186
Asset-Backed Securities	—	1,671,636	294,541	1,966,177
Closed-End Mutual Funds	16,793	—	—	16,793
Corporate Bonds	—	52,543,477	—	52,543,477
Common Stocks
Chemicals	170,000	—	—	170,000
Energy	4,109,050	—	—	4,109,050
Healthcare	2,415,250	—	—	2,415,250
Materials	—	—	2,566,191	2,566,191
Real Estate Investment Trusts (REITs)	2,489,476	—	—	2,489,476
Utility	2,106,808	—	—	2,106,808
Preferred Stocks	1,960,275	—	—	1,960,275
Rights	—	56,897	—	56,897
Warrants
Healthcare	—	812,367	—	812,367
Materials	—	—	79,432	79,432

Total Assets	$13,267,652	$74,468,310	$6,266,350	$94,002,312

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(563,823)	$(563,823)

Total Liabilities	$—	$—	$(563,823)	$(563,823)

Total Investments Net of Swap Contracts	$13,267,652	$74,468,310	$5,702,527	$93,438,489

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2018.

Investments:	Balance as of December 31, 2017	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of September 30, 2018	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$—	$—	$—	$—	$—	$(504)	$504,000	$—	$503,496	$(504)
Unsecured Loans
Materials	3,326,186	—	—	120,324	213	(137,546)	363,662	(1,257)	3,671,582	(137,546)
Asset-Backed Securities
Financials	294,541	—	—	—	78,797	(44,786)	—	(185,406)	143,146	(44,786)
Common Stocks
Healthcare	—	—	—	—	—	—	14,509	—	14,509	—
Materials	2,566,191	—	—	—	—	(884,623)	—	—	1,681,568	(884,623)
Media/Telecommunications	—	1,216,469	—	—	—	—	—	—	1,216,469	—
Telecommunication Services	—	—	—	—	—	3,082,367	1,599,990	—	4,682,357	3,082,367
Warrants
Materials	79,432	—	—	—	—	(27,382)	—	—	52,050	(27,382)

Total	$6,266,350	$1,216,469	$—	$120,324	$79,010	$1,987,526	$2,482,161	$(186,663)	$11,965,177	$1,987,526

Liabilities
Total Return Swaps(1)	$(563,823)	$—	$—	$—	$—	$164,635	$—	$—	$(399,188)	$164,635

(1)

During the nine months ended September 30, 2018, the Company recognized a net realized gain on the TRS amounting to $750,299. The Company received $653,318 in cash payments from the TRS during the period and paid $137,472, with an increase of $234,453 in receivable from BNP Paribas for the nine months ended September 30, 2018.

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

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the nine months ended September 30, 2018, $1,216,469 was transferred from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the nine months ended September 30, 2017, $335 was transferred from Level 3 to Level 2, $2,149,358 was transferred from Level 2 to Level 1, and $136,000 was transferred from Level 3 to Level 1.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of September 30, 2018 and December 31, 2017:

Investment	Fair value at September 30, 2018	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Common Equity	$7,594,903	Discounted Cash Flow Multiples Analysis Transaction Analysis Bid Indication of Value Enterprise Value Indications Pricing Feed Implied Value	Discount Rate Terminal Multiple Multiple of EBITDA Price/MHz-PoP Risk Discount Multiple of EBITDA Per Share Value Approach Weightings N/A Cash Payment Value	11.00% - 17.00% 6.75x 6.75x - 8.00x $0.08 - $0.63 33.0% - 35.8% 7.75x - 8.25x $77.53 - $347.49 20% - 80% N/A $4.46
Senior Secured Loans	4,175,078	Discounted Cash Flow	Discount Rate Spread Adjustment	11.1% - 16.5% 0.1% - 0.5%
Warrants	52,050	Discounted Cash Flow Multiples Analysis Transaction Analysis	Discount Rate Terminal Multiple Multiple of EBITDA Multiple of EBITDA	12.00% 6.75x 6.75x - 8.00x 7.75x - 8.25x
Asset-Backed Securities	143,146	Discounted Cash Flow	Discount Rate	20.88%

Total	$11,965,177

Total Return Swaps	$(399,188)	Third Party Pricing Vendor	N/A	N/A

Investment	Fair value at December 31, 2017	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$3,326,186	Discounted Cash Flow	Discount Rate Spread Adjustment	16.20% 0.20%
Common Equity	2,566,191	Discounted Cash Flow Multiples Analysis Discount for Lack of Marketability	Discount Rate Minority Discount Terminal Multiple Multiple of EBITDA	12.00% 20.00% 7.0x 7.75x - 8.25x 15.00%
Warrants	79,432	Discounted Cash Flow Multiples Analysis Discount for Lack of Marketability	Discount Rate Minority Discount Terminal Multiple Multiple of EBITDA	12.00% 20.00% 7.0x 7.75x - 8.25x 15.00%
Asset-Backed Securities	294,541	Discounted Cash Flow	Discount Rate	20.85%

Total	$6,266,350

Total Return Swaps	$(563,823)	Third Party Pricing Vendor	N/A	N/A

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the nine months ended September 30, 2018 and September 30, 2017, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the nine months ended September 30, 2018 and September 30, 2017. Selling commissions and fees of $413,024 and $1,453,224 were paid for the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted	2018	2017	2018	2017
Net increase (decrease) in net assets from operations	$1,050,845	$(201,833)	$5,205,464	$4,671,331
Weighted average common shares outstanding	10,408,226	8,966,250	10,332,534	8,287,409
Earnings per common share-basic and diluted	$0.10	$(0.02)	$0.50	$0.56

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

In February 2018, the FASB issued Accounting Standards Update 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update provide a variety of technical corrections and improvements to how entities should account for financial instruments, shorten the amortization period for certain callable debt securities held at premium. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years beginning after June 15, 2018. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at September 30, 2018:

	Fair value	Percentage
Assets
Healthcare	$64,230,657	60.6%
Financials	9,830,294	9.3%
Energy	8,559,646	8.1%
Materials	5,405,200	5.1%

Telecommunication Services	5,185,853	4.9%
Media/Telecommunications	4,985,619	4.7%
Real Estate Investment Trusts (REITs)	3,419,751	3.2%
Utility	2,913,630	2.7%
Retail	1,293,754	1.2%
Chemicals	261,460	0.2%

Total Assets	$106,085,864	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2017:

	Fair value	Percentage
Assets
Healthcare	$63,518,400	67.5%
Materials	5,971,809	6.4%
Financials	5,263,970	5.6%
Real Estate Investment Trusts (REITs)	4,449,751	4.7%
Energy	4,109,050	4.4%
Retail	3,654,624	3.9%
Telecommunication Services	2,175,110	2.3%
Utility	2,172,805	2.3%
Service	1,713,464	1.8%
Media/Telecommunications	803,329	0.9%
Chemicals	170,000	0.2%

Total Assets	$94,002,312	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of September 30, 2018:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans – First Lien	$13,507,268	$12,996,084	12.3%
Senior Secured Loans – Second Lien	4,982,406	4,884,142	4.6%
Senior Secured Loans – Escrow Loan	87,816	7,000	0.0%
Unsecured Loans	3,282,820	3,671,582	3.5%
Asset-Backed Securities	1,398,952	1,306,422	1.2%
Closed-End Mutual Funds	1,444,020	1,457,747	1.4%
Corporate Bonds	53,364,468	54,572,514	51.4%
Common Stocks	21,731,160	26,119,813	24.6%
Preferred Stocks	3,215,965	821,716	0.8%
Rights	150,864	45,430	0.0%
Warrants	—	203,414	0.2%

Total Assets	$103,165,739	$106,085,864	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2017:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans – First Lien	$15,070,292	$14,942,333	15.9%
Senior Secured Loans – Second Lien	4,426,629	4,432,500	4.7%
Senior Secured Loans – Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	3.5%
Asset-Backed Securities	1,930,704	1,966,177	2.1%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	56.0%
Common Stocks	10,786,964	13,856,775	14.7%
Preferred Stocks	3,215,965	1,960,275	2.1%
Rights	150,864	56,897	0.1%
Warrants	—	891,799	0.9%

Total Assets	$92,029,026	$94,002,312	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of September 30, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $55,081,345 and $54,472,494, respectively, as of September 30, 2018.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans—First Lien	$58,392,033	$57,757,155	36.0%
Senior Secured Loans—Second Lien	15,178,986	14,595,565	9.1%
Senior Secured Loans—Escrow Loan	87,816	7,000	0.0%
Unsecured Loans	3,282,820	3,671,582	2.3%
Asset-Backed Securities	1,398,952	1,306,422	0.8%
Closed-End Mutual Funds	1,444,020	1,457,747	0.9%
Corporate Bonds	53,364,468	54,572,514	34.0%
Common Stocks	21,731,160	26,119,813	16.3%
Preferred Stocks	3,215,965	821,716	0.5%
Rights	150,864	45,430	0.0%
Warrants	—	203,414	0.1%

Total Assets	$158,247,084	$160,558,358	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $35,960,921 and $35,231,901, respectively, as of December 31, 2017.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans—First Lien	$41,514,176	$40,683,792	31.5%
Senior Secured Loans—Second Lien	13,943,666	13,922,942	10.8%
Senior Secured Loans—Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	2.6%
Asset-Backed Securities	1,930,704	1,966,177	1.5%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	40.7%
Common Stocks	10,786,964	13,856,775	10.7%
Preferred Stocks	3,215,965	1,960,275	1.5%
Warrants	—	891,799	0.7%
Rights	150,864	56,897	0.0%

Total Assets	$127,989,947	$129,234,213	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at September 30, 2018:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,306,422	1.2%
Luxembourg(1)	2,621,780	2.5%
United States	102,157,662	96.3%

Total Assets	$106,085,864	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2017:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,966,177	2.1%
Luxembourg(1)	2,175,110	2.3%
United States	89,861,025	95.6%

Total Assets	$94,002,312	100.0%

(1)	Investment denominated in USD

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

For the three and nine months ended September 30, 2018, the Company incurred investment advisory fees payable to the Adviser of $527,229 and $1,554,540. For the three and nine months ended September 30, 2017, the Company incurred investment advisory fees payable to the Adviser of $305,288 and $1,106,346, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three and nine months ended September 30, 2018, the Company incurred $95,788 and $692,793 of incentive fees on capital gains, respectively. For the three and nine months ended September 30, 2017, the Company recognized a reduction of $(315,928) and $(111,488) to its incentive fees on capital gains, respectively, all of which was voluntarily waived. Since inception, the Company has accrued $1,287,098 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of September 30, 2018.

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

For the three and nine months ended September 30, 2018, the Company incurred administration fees payable to the Adviser of $103,982 and $309,444, respectively. For the three and nine months ended September 30, 2017, the Company incurred administration fees payable to the Adviser of $69,308 and $229,520, respectively, which were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

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

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and nine months ended September 30, 2018, the Adviser incurred and paid offering costs of $0 and $238,568, respectively, on our behalf. For the three and nine months ended September 30, 2017, the Adviser incurred and paid offering costs of $167,797 and $898,423, respectively, on our behalf. For the three and nine months ended September 30, 2018, the Company capitalized $0 and $61,462 of offering costs, respectively. For the three and nine months ended September 30, 2017, the Company capitalized $41,632 and $213,880 of offering costs, respectively. Of the capitalized offering costs, $38,986 and $158,831 were amortized to expense during the three and nine months ended September 30, 2018, respectively. Of the capitalized offering costs, $91,937 and $308,713 were amortized to expense during the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and September 30, 2017, $31,461 and $133,722 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2018, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

For the three and nine months ended September 30, 2018, the Company recorded an expense relating to director fees of $5,498 and $14,844, respectively. For the three and nine months ended September 30, 2017, the Company recorded an expense relating to director fees of $4,526 and $11,129, respectively, which represents the allocation of the director fees to the Company. As of September 30, 2018, there was $0 of expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of September 30, 2018 is $928,952. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of September 30, 2018, June 30, 2018 and March 31, 2018, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
September 30, 2018	$950,045	$801,704	$148,341	$23,992	September 30, 2021
June 30, 2018	613,809	489,460	124,349	44,203	June 30, 2021
March 31, 2018	341,882	261,736	80,146	80,146	March 31, 2021

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2015	$1,440,686	$309,265	$1,131,421	$23,484	December 31, 2018
September 30, 2015	1,272,439	164,502	1,107,937	—	Expired
June 30, 2015	771,350	98,330	673,020	—	Expired
March 31, 2015	353,760	95,291	258,469	—	Expired

During the three and nine months ended September 30, 2018, $434,917 and $1,107,937, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the nine months ended September 30, 2018 and September 30, 2017, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the net asset value (“NAV”) as of September 30, 2018 would have been lower by approximately this amount.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are non-recurring and not recoupable, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of September 30, 2018 and December 31, 2017, there were no amounts owed from the Adviser to the Company.

As of September 30, 2018 and December 31, 2017, the Company owed $607,220 and $296,092, respectively, to the Adviser, largely related to advisory fees, administration fees, and the expense limitation agreement.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the nine months ended September 30, 2018 and September 30, 2017, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer from August 28, 2018, until expiration of September 27, 2018 at 5:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the third quarter tender offer, 73,877 shares of the Company were tendered for repurchase, constituting approximately 0.71% of the Company’s outstanding shares.

For the nine months ended September 30, 2018, the Company repurchased 3,752 shares as part of its death and disability repurchase program.

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

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days’ notice. At September 30, 2018, current outstanding and fair value amounts were $24,048,974 and $24,149,185, respectively.

For the three and nine months ended September 30, 2018 and September 30, 2017, the components of total interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Direct interest expense	$161,124	$—	$517,747	$42,325
Commitment fees	—	—	—	8,054
Amortization of financing costs	—	—	—	—

Total interest expense	$161,124	$—	$517,747	$50,379

Average daily amount outstanding	19,692,021	—	21,357,133	2,909,158
Weighted average interest rate	3.20%	—	3.10%	1.95%

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

Nine months ended	Total amount outstanding	% of asset coverage
09/30/2018	$60,330,319	267%
06/30/2018	52,950,925	290%
12/31/2017	46,540,921	304%

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

The following is a summary of the underlying loans subject to the TRS as of September 30, 2018:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,490,000	$(363,750)
Air Medical Group Holdings (First Lien Term Loan)	Aerospace	L + 425	1.00%	9/26/2024	3,967,506	3,974,987	7,481
ASP AMC Merger Sub, Inc. (First Lien Term Loan)	Financial	L + 350	1.00%	4/21/2024	1,838,000	1,822,500	(15,500)
Avantor, Inc. (First Lien Term Loan)	Chemicals	L + 400	1.00%	11/21/2024	4,024,862	4,019,874	(4,988)
BioClinica, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	10/20/2023	1,898,291	1,876,046	(22,245)
Employbridge, LLC (First Lien Term Loan)	Service	L + 500	1.00%	4/10/2025	960,549	954,635	(5,914)
Endo Luxembourg Finance Company I S.a r.l. (First Lien Term Loan)	Healthcare	L + 425	0.75%	4/29/2024	4,009,848	4,014,836	4,988
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,725	3,713,506	(23,219)
BW NHHC Holdco, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,594,965	4,548,784	(46,181)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,481,858	2,379,609	(102,249)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	7,177,942	7,198,520	20,578
SkillSoft Corp. (First Lien Term Loan)	Technology	L + 475	1.00%	4/28/2021	1,862,628	1,860,190	(2,438)
Sound Inpatient Physicians (First Lien Term Loan)	Healthcare	L + 675	0.00%	6/26/2026	1,575,000	1,557,500	(17,500)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,667	1,679,167	12,500
U.S Renal Care, Inc. (Second Lien Term Loan)	Healthcare	L + 800	1.00%	12/31/2023	1,939,438	1,828,750	(110,688)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	4/11/2025	4,867,606	4,956,338	88,732
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/29/2024	5,625,710	5,597,252	(28,458)

					Total		$(608,851)

					Accrued income and liabilities		209,663

					Total TRS Fair Value		$(399,188)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2017:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,775,000	$(78,750)
DJO Finance, LLC (First Lien Term Loan)	Healthcare	L + 325	1.00%	6/16/2020	3,989,796	3,934,936	(54,860)
Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L + 700	1.00%	8/31/2020	1,728,527	1,620,494	(108,033)
Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L + 712.5	1.25%	9/30/2020	478,369	389,889	(88,480)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,725	3,717,219	(19,506)
iHeartCommunications, Inc. (First Lien Loan)	Media/ Telecommunications	L + 675	—	1/30/2019	4,112,500	3,737,500	(375,000)
Kindred Healthcare, Inc. (First Lien Term Loan)	Healthcare	L + 350	1.00%	4/09/2021	6,503,210	6,499,470	(3,740)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,503,122	2,375,000	(128,122)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	5,260,919	5,306,952	46,033
SkillSoft Corp. (First Lien Term Loan)	Technology	L + 475	1.00%	4/28/2021	1,867,441	1,877,218	9,777
SkillSoft Corp. (Second Lien Term Loan)	Technology	L + 825	1.00%	4/28/2022	1,259,895	1,327,389	67,494
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,667	1,670,834	4,167

					Total		$(729,020)

					Accrued income and liabilities		165,197

					Total TRS Fair Value		$(563,823)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

As of September 30, 2018 and December 31, 2017, the Company had posted $18,800,000 and $13,820,000, respectively, of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the nine months ended September 30, 2018, the Company recognized a net realized gain on the TRS amounting to $750,299. The Company received $653,318 in cash payments from the TRS during the period and paid $137,472, with an increase of $234,453 in receivable from BNP Paribas for the nine months ended September 30, 2018.

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

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2018.

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

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of September 30, 2018:

Affiliated investments	Fair value as of December 31, 2017	Purchases	Sales	Realized gains (losses)	Change in unrealized gains (losses)	Fair value as of September 30, 2018	Dividend income
Gambier Bay, LLC(1)	$803,329	$—	$—	$—	$413,140	$1,216,469	$—

NexPoint Strategies Opportunities Fund	16,793	1,429,865	—	—	11,089	1,457,747	56,895

Total affiliated investments	$820,122	$1,429,865	$—	$—	$424,229	$2,674,216	$56,895

(1)	Includes the value of iHeart Communications, Inc. bonds as of December 31, 2017 and subsequent activity.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the nine months ended September 30, 2018 and September 30, 2017 is as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2018 (Unaudited)	September 30, 2017 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$9.68	$9.47
Income from investment operations:
Net investment income(1)	0.17	0.63
Net realized and unrealized gain (loss)	0.33	(0.02)

Total from investment operations	0.50	0.61

Less distribution declared to common shareholders:
From net investment income	(0.54)	(0.54)
From net realized gains	—	—

Total distributions declared to common shareholders	(0.54)	(0.54)

Capital share transactions
Issuance of common stock(2)	0.01	0.02
Shares tendered(1)	0.00 (3)	0.00	(3)
Net asset value, end of period	$9.65	$9.56
Net asset value total return(4)(5)	5.35%	6.68%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$100,526	$87,510
Shares outstanding, end of period	10,416,708	9,156,755
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(6)	5.60%	4.35%
Fees and expenses waived or reimbursed(6)	(0.20)%	(2.79)%
Net operating expenses(6)	5.40%	1.56%
Net investment income (loss) before fees waived or reimbursed(6)	2.11%	5.93%
Net investment income (loss) after fees waived or reimbursed(6)	2.31%	8.72%
Ratio of interest and credit facility expenses to average net assets(6)	0.69%	0.08%
Ratio of incentive fees to average net assets(6)	0.92%	(0.19	)%(7)
Portfolio turnover rate(5)	52%	91%
Asset coverage ratio	267%	449%
Weighted average commission rate paid(8)	$0.0380	$0.0229

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

(5)	Not annualized.
(6)	Annualized.
(7)	All incentive fees were waived for the nine months ended September 30, 2017.
(8)	Represents the total dollar amount of commissions paid on portfolio transactions divided by total number of portfolio shares purchased and sold for which commissions were charged.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On September 17, 2018, the Board declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on October 31, 2018, to the stockholders of record on October 1, 2018, October 8, 2018, October 15, 2018, October 22, 2018, and October 29, 2018. The Board also declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, to be paid on November 28, 2018, to the stockholders of record on November 5, 2018, November 12, 2018, November 19, 2018, and November 26, 2018.

On November 7, 2018, the board of directors (the “Board”) of NexPoint Capital, Inc. (the “Company”) declared a cash distribution of $0.013846 per share of the Company’s common stock, par value $0.001 per share, payable on January 3, 2019, to the stockholders of record on December 3, 2018, December 10, 2018, December 17, 2018, December 24, 2018 and December 31, 2018.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of September 30, 2018 the Adviser controls 2,280,213 total shares, including reinvestment of dividends, for a net amount of approximately $22.0 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of September 30, 2018 are $928,952. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein. The following table reflects the 2018 quarterly fee waivers and expense reimbursements due from the Adviser as of September 30, 2018, and March 31, 2018, which may become subject to recoupment by the Adviser.

Period Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Limitation	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
September 30, 2018	$950,045	801,704	148,341	23,992	September 30, 2021
June 30, 2018	613,809	489,460	124,349	44,203	June 30, 2021
March 31, 2018	341,882	261,736	80,146	80,146	March 31, 2021

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2015	$1,440,686	$309,265	$1,131,421	$23,484	December 31, 2018
September 30, 2015	1,272,439	164,502	1,107,937	—	Expired
June 30, 2015	771,350	98,330	673,020	—	Expired
March 31, 2015	353,760	95,291	258,469	—	Expired

During the three and nine months ended September 30, 2018, $434,917 and $1,107,937, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2019 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and nine months ended September 30, 2018 and September 30, 2017.

During the nine months ended September 30, 2018, we made long investments in portfolio companies and other investments totaling $59,898,327. During the same period, we generated proceeds from sales and principal repayments on long investments of $51,413,124. As of September 30, 2018, our investment portfolio, with a total fair value of $106,085,864, consisted of 44 interests in portfolio companies (calculated as a percentage of total invested assets: 12.3% in first lien senior secured loans, 4.6% in second lien senior secured loans, 3.5% in unsecured loans, 0.0% in escrow loans, 51.4% in corporate bonds, 1.2% in asset-backed securities, 1.4% in closed-end mutual funds, 0.2% in warrants, 24.6% in common stock, 0.8% in preferred stock, and 0.0% in rights). As of September 30, 2018, including investments underlying the TRS with BNP Paribas on a look-through basis, the investments in our portfolio carry a weighted average price of 94.52% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 6.65% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2018 and September 30, 2017:

Net Investment Activity	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Purchases	$16,621,452	$59,898,327
Payment-in-kind	136,910	375,158
Sales and Principal Repayments	(8,678,583)	(51,413,124)

Net Portfolio Activity	$8,079,779	$8,860,361

Net Investment Activity	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Purchases	$8,886,781	62,241,424
Payment-in-kind	90,900	182,695
Sales and Principal Repayments	(2,004,759)	(72,746,045)

Net Portfolio Activity	$6,972,922	$(10,321,926)

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$6,069,776	36.5%	$25,960,529	43.3%
Senior Secure Loans—Second Lien	—	0.0%	3,527,778	5.9%
Corporate Bonds	7,865,000	47.3%	21,092,094	35.2%
Equities	2,686,676	16.2%	7,888,061	13.2%
Closed-End Mutual Funds	—	0.0%	1,429,865	2.4%

Total Investment Activity	$16,621,452	100.0%	$59,898,327	100.0%

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$3,214,502	36.2%	$18,641,026	30.0%
Senior Secured Loans—Second Lien	—	0.0%	1,641,667	2.6%
Corporate Bonds – Senior Unsecured	5,252,588	59.1%	30,686,814	49.3%
Closed-End Mutual Funds	—	0.0%	14,154	0.0%
Preferred Stock	419,691	4.7%	3,215,965	5.2%
Equities	—	0.0%	8,041,798	12.9%

Total Investments	$8,886,781	100.0%	$62,241,424	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2018 and December 31, 2017:

September 30, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$13,507,268	$12,996,084	12.3%
Senior Secured Loans — Second Lien	4,982,406	4,884,142	4.6%
Senior Secured Loans — Escrow Loan	87,816	7,000	0.0%
Unsecured Loans	3,282,820	3,671,582	3.5%
Asset-Backed Securities	1,398,952	1,306,422	1.2%
Closed-End Mutual Funds	1,444,020	1,457,747	1.4%
Corporate Bonds	53,364,468	54,572,514	51.4%
Common Stocks	21,731,160	26,119,813	24.6%
Preferred Stock	3,215,965	821,716	0.8%
Warrants	—	203,414	0.2%
Rights	150,864	45,430	0.0%

Total Invested Assets	$103,165,739	$106,085,864	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2017
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$15,070,292	$14,942,333	15.9%
Senior Secured Loans — Second Lien	4,426,629	4,432,500	4.7%
Senior Secured Loans — Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	3.5%
Asset-Backed Securities	1,930,704	1,966,177	2.1%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	56.0%
Common Stocks	10,786,964	13,856,775	14.7%
Preferred Stock	3,215,965	1,960,275	2.1%
Warrants	—	891,799	0.9%
Rights	150,864	56,897	0.1%

Total Invested Assets	$92,029,026	$94,002,312	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of September 30, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. The investments underlying the TRS had a notional amount of $55,081,345 and a market value of $54,472,494 as of September 30, 2018, and a notional amount of $35,960,921 and a market value of $35,231,901 as of December 31, 2017.

September 30, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$58,392,033	$57,757,155	36.0%
Senior Secured Loans — Second Lien	15,178,986	14,595,565	9.1%
Senior Secured Loans — Escrow Loan	87,816	7,000	0.0%
Unsecured Loans	3,282,820	3,671,582	2.3%
Asset-Backed Securities	1,398,952	1,306,422	0.8%
Closed-End Mutual Funds	1,444,020	1,457,747	0.9%
Corporate Bonds	53,364,468	54,572,514	34.0%
Common Stocks	21,731,160	26,119,813	16.3%
Preferred Stock	3,215,965	821,716	0.5%
Warrants	—	203,414	0.1%
Rights	150,864	45,430	0.0%

Total Invested Assets	$158,247,084	$160,558,358	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2017
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$41,514,176	$40,683,792	31.5%
Senior Secured Loans — Second Lien	13,943,666	13,922,942	10.8%
Senior Secured Loans — Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	2.6%
Asset-Backed Securities	1,930,704	1,966,177	1.5%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	40.7%
Common Stocks	10,786,964	13,856,775	10.7%
Preferred Stock	3,215,965	1,960,275	1.5%
Warrants	—	891,799	0.7%
Rights	150,864	56,897	0.0%

Total Invested Assets	$127,989,947	$129,234,213	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Number of Investments	44		41
% Variable Rate (based on fair value)	55	%(1)	50	%(1)
% Non-Income Producing Equity or Other Investments (based on fair value)	11	%(1)	6	%(1)
Weighted Average Cost Price of Investments (as a % of par or stated value)	94.52	%(1)	88.70	%(1)
Weighted Average Credit Rating of Investments that were Rated	B3	(1)	Caa1	(1)
% of Fixed Income Investments on Non-Accrual (based on fair value)	4	%(1)	1	%(1)

(1)	Includes value of investments underlying the TRS.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$8,099,483	7.6%	$2,172,805	2.3%
Broadly Syndicated – Public	23,059,250	21.7%	17,851,754	19.0%
Middle-Market	72,404,240	68.3%	72,011,576	76.6%
Opportunistic/Other	2,522,891	2.4%	1,966,177	2.1%

Total Invested Assets	$106,085,864	100.0%	$94,002,312	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$261,460	0.2%	$170,000	0.2%
Energy	8,559,646	8.1%	4,109,050	4.4%
Financials	9,830,294	9.3%	5,263,970	5.6%
Healthcare(1)	64,230,657	60.6%	63,518,400	67.5%
Materials	5,405,200	5.1%	5,971,809	6.4%
Media/Telecommunications	4,985,619	4.7%	803,329	0.9%
Real Estate Investment Trusts (REITs)	3,419,751	3.2%	4,449,751	4.7%
Retail	1,293,754	1.2%	3,654,624	3.9%
Service(1)	—	0.0%	1,713,464	1.8%
Telecommunication Services	5,185,853	4.9%	2,175,110	2.3%
Utilities	2,913,630	2.7%	2,172,805	2.3%

Total Invested Assets	$106,085,864	100.0%	$94,002,312	100.0%

(1)

As of December 31, 2017, Weight Watchers is included in the Service sector, but the Company views Weight Watchers to be related to the Healthcare Industry as defined in the Company’s organizational documents. If this classification change were reflected, the value and percentage of the healthcare sector would increase to $65,231,864 and 69.3%, respectively, as of December 31, 2017. The value and percentage of the service sector would decrease to $0 and 0.0%, respectively, as of December 31, 2017. Weight Watchers is not held directly in the Fund as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Strategic Opportunities Fund (formally, NexPoint Credit Strategies Fund), one of its investments. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities. See Note 10 to the financial statements included herein for additional information regarding the investment in NexPoint Strategic Opportunities Fund.

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

Summary Description of Top Portfolio Companies/Investments

As of September 30, 2018 and December 31, 2017, 63% and 64% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. Included in the value at September 30, 2018 and December 31, 2017 is the investment in Weight Watchers, which the Company views as related to the Healthcare Industry as defined in the Company’s organizational documents. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of September 30, 2018 and December 31, 2017, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $9.1 million and $7.8 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

U.S. Renal Care: As of September 30, 2018 and December 31, 2017, we held senior secured loans in US Renal Care, Inc. (“U.S. Renal Care”) having an aggregate fair value of $6.2 million and $8.4 million, respectively. U.S. Renal Care develops, acquires, and operates a network of outpatient, home, and specialty dialysis centers for serving patients suffering from chronic kidney failures in the United States. The company provides in-center and at-home hemodialysis and peritoneal dialysis services for end stage renal diseases. It operates outpatient, home, and specialty dialysis programs. The company also manages various acute setting dialysis programs in conjunction with local community hospitals. It also serves families, caregivers and physicians. U.S. Renal Care was founded in 2000 and is based in Plano, Texas. Upon completing an acquisition of DSI Renal in January 2016, U.S. Renal Care became third-largest provider of dialysis services in the United States, with approximately 334 outpatient dialysis facilities across 32 states/territories.

Bausch Health Companies, Inc; As of September 30, 2018 and December 31, 2017, we held senior secured loans and corporate bonds of Bausch Health Companies, Inc. (“Bausch”) having an aggregate fair value of $10.1 million and $10.6 million, respectively. Bausch is a multinational, specialty pharmaceutical and medical device company that develops, manufacturers, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter products, and medical devices, which are marketed directly or indirectly in over 100 countries. The company’s broad portfolio of over 1,800 products is primarily focused in the areas of dermatology, gastrointestinal disorders, eye health (including Bausch + Lomb), neurology and branded generics. As part of management’s ongoing commercial realignment program, the company changed its name from Valeant Pharmaceuticals, Inc. to Bausch Health Companies as of July 13, 2018. Bausch is headquartered in Laval, Quebec.

Quorum Health Corp.: As of September 30, 2018 and December 31, 2017, we held corporate bonds and common stock of Quorum Health Corp. (“Quorum”) having an aggregate fair value of $13.1 million and $16.8 million, respectively. Quorum Health Corporation is a leading provider of hospital and outpatient healthcare services focused on facility-based acute care in rural and mid-sized markets. As of September 30, 2018, the company owned or leased 27 hospitals located across 14 states with an aggregate of approximately 2,604 licensed beds. Approximately 84% of the company’s hospitals are sole providers in their local markets. Quorum also provides hospital management advisory and healthcare consulting services through its wholly-owned subsidiary, Quorum Health Resources. Quorum was formed through a spin-off of select assets from Community Health Systems Inc. completed in April 2016. The company is headquartered in Nashville, TN.

Surgery Center Holdings, Inc.: As of September 30, 2018 and December 31, 2017, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $10.5 million and $7.9 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. The company is one of the largest and fastest growing surgical services businesses in the US, with 124 surgical hospital and ambulatory surgery center locations across 32 states.

DJO Finance, LLC / DJO Finco Inc.: As of September 30, 2018 and December 31, 2017, we held corporate bonds and senior secured loans of DJO Finance, LLC (“DJO”) with an aggregate fair value of $6.7 million and $10.0 million, respectively. DJO is a global developer, manufacturer and distributor of a diverse range of medical devices for musculoskeletal health, vascular health and pain management, including rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems, compression garments, therapeutic shoes, electrical stimulators and physical therapy products.

Endo Finance, LLC / Endo Finco Inc.: As of September 30, 2018 and December 31, 2017, we held corporate bonds of Endo Finance, LLC (“Endo”) with an aggregate fair value of $10.7 million and $3.2 million, respectively. Endo is a generics and specialty branded pharmaceutical company, with a portfolio of over 250 prescription product families focused in the areas of pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others. The company’s portfolio includes products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids, injectables, liquids, nasal sprays, ophthalmics and transdermal patches. Endo has global headquarters in Dublin, Ireland, and U.S. headquarters in Malvern, PA.

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

iHeart Communications, Inc.: As of September 30, 2018 and December 31, 2017 we held the first lien senior secured loan of iHeart Communications, Inc. (“iHeart”) having an aggregate fair value of $3.8 million and $4.5 million, respectively. These values include the Company’s pro-rata portion of iHeart bonds held within Gambier Bay, LLC, a special purpose vehicle created to represent the Company during potential litigation related to chapter 11 bankruptcy proceedings initiated by iHeart in March 2018. iHeart is the largest broadcast radio and events business in the United States, and owns 90% of Clear Channel Outdoor, one of the world’s largest outdoor advertising companies. The company owns and operates approximately 850 broadcast radio stations in the United States and almost 1 million outdoor advertising displays in 45 countries. iHeartMedia also operates the iHeartRadio streaming app with 96 million registered users.

Vistra Energy: As of September 30, 2018 and December 31, 2017, we held common stock and rights shares of Vistra Energy (OTC:VSTE) (“Vistra Energy”) having an aggregate fair value of $2.9 million and $2.2 million, respectively. Vistra Energy is the largest electric power generator and retail electric provider in Texas, with other 16 GW of generation capacity and over 1.7 million retail customers. Vistra Energy was formerly named Texas Competitive Electric Holdings. The company emerged from bankruptcy on October 3, 2016. Upon emergence from bankruptcy, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity is now listed on the New York Stock Exchange.

Results of Operations for the three and nine months ended September 30, 2018 and September 30, 2017

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

For the three and nine months ended September 30, 2018 we had investment income of $1,842,814 or $0.18 per share and $5,809,895 or $0.56 per share. For the three and nine months ended September 30, 2017, we had investment income of $1,571,497 or $0.18 per share and $6,162,391 or $0.74 per share, respectively.

Expenses

For the three and nine months ended September 30, 2018, we had total net operating expenses of $1,270,907 or $0.12 per share and $4,068,396 or $0.39 per share, respectively. Our net operating expenses were $193,689 or $0.02 per share and $933,621 or $0.11 per share, for the three and nine months ended September 30, 2017, respectively. Base management fees attributed to the Adviser were $527,229 and $1,554,540 for the three and nine months ended September 30, 2018, respectively. Our operating expenses include base management fees attributed to the Adviser of $305,288 and $1,106,346 for the three and nine months ended September 30, 2017, respectively, which were voluntarily waived for both periods. Our expenses include administrative services expenses attributed to the Adviser of $103,982 and $309,444 for the three and nine months ended September 30, 2018, respectively. Administrative services expenses attributed to the Adviser of $69,308 and $229,520, respectively for the three and nine months ended September 30, 2017, respectively, which were voluntarily waived for both periods.

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

Our other expenses subject to the Expense Limitation Agreement for three and nine months ended September 30, 2018 were $336,236 and $950,045, respectively, and consisted of the following:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Audit and tax fees	$53,666	$163,919
Legal fees	45,263	133,447
Custodian and accounting service fees	80,037	236,201
Reports to stockholders	17,114	40,576
Stock transfer fee	121,303	270,437
Directors’ fees	5,498	14,844
Other expenses	13,355	90,621

Total	$336,236	$950,045

Our other expenses subject to the Expense Limitation Agreement for the three and nine months ended September 30, 2017 were $351,204 and $983,110, and consisted of the following:

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

Net Investment Income

We earned net investment income of $571,907 or $0.05 per share, and $1,377,808 or $0.15 per share, for the three months ended September 30, 2018 and September 30, 2017, respectively. We earned net investment income of $1,741,499 or $0.17 per share, and $5,228,770 or $0.63 per share for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $8,678,583 and $2,004,759 during the three months ended September 30, 2018 and September 30, 2017, respectively, from which we realized a net gains/(losses) of $203,932 and $141,187, respectively. We had sales or principal repayments of $51,413,124 and $72,746,045 during the nine months ended September 30, 2018 and September 30, 2017, respectively, from which we realized a net gains/(losses) of $1,602,192 and $(272,623), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended September 30, 2018 and September 30, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $143,729 or $0.01 per share, and $(774,650) or $(0.09) per share, respectively. For the nine months ended September 30, 2018 and September 30, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $946,839 or $0.09 per share, and $873,388 or $0.11 per share, respectively. For the three months ended September 30, 2018 and September 30, 2017, the net change in unrealized appreciation (depreciation) on the TRS was $(350,600) and $(421,401), respectively. For the nine months ended September 30, 2018 and September 30, 2017, the net change in unrealized appreciation (depreciation) on the TRS was $164,635 and $(633,427), respectively. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2018 and September 30, 2017 was primarily driven by the performance of the Terrestar Corporation Common Stock and the performance of the Gemphire Therapeutics warrants, respectively.

Net Increase from Payment from Affiliates

For the three and nine months ended September 30, 2018 and September 30, 2017, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of September 30, 2018 would have been lower. These payments are not recoupable by the Adviser.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2018 and September 30, 2017, the net increase/(decrease) in net assets resulting from operations was $5,205,464 or $0.50 per share, and $4,671,331, or $0.56 per share, respectively.

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Income	$5,809,895	$6,162,391
Net expenses	(4,068,396)	(933,621)
Net realized gain/(loss)	2,352,491	(797,400)
Net unrealized appreciation (depreciation)	1,111,474	239,961
Net increase from amounts committed by affiliates	—	—

Total	$5,205,464	$4,671,331

For the three months ended September 30, 2018 and September 30, 2017, the net increase/(decrease) in net assets resulting from operations was $1,050,845 or $0.10 per share, and $(201,833) or $0.02 per share, respectively.

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017
Income	$1,842,814	$1,571,497
Net expenses	(1,270,907)	(193,689)
Net realized gain/(loss)	685,809	(383,590)
Net unrealized appreciation (depreciation)	(206,871)	(1,196,051)
Net increase from amounts committed by affiliates	—	—

Total	$1,050,845	$(201,833)

Financial Condition, Liquidity and Capital Resources

As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $7,104,691 and $11,044,982, respectively. As of September 30, 2018 and December 31, 2017, $6,959,715 and $10,852,235 was held in the State Street U.S. Government Money Market Fund, and $144,796 and $192,747 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of September 30, 2018 the Adviser controls 2,280,213 total shares, including reinvestment of dividends, for a net amount of approximately $22.0 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $413,024 and $1,453,224 for the nine months ended September 30, 2018 and September 30, 2017, respectively, and were offset against capital in excess of par value on the financial statements.

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

As of September 30, 2018 and December 31, 2017, $0 and $0, respectively, were outstanding under the Credit Facility. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of September 30, 2018, all such financing costs have been amortized to interest expense.

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

As of September 30, 2018 and December 31, 2017, $24,048,974 and $24,400,000, respectively, were outstanding under the Financing Arrangement.

For the three and nine months ended September 30, 2018 and September 30, 2017, the components of total interest expense were as follows:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Direct interest expense	$161,124	$517,747
Commitment fees	—	—
Amortization of financing costs	—	—

Total	$161,124	$517,747

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Direct interest expense	$—	$42,325
Commitment fees	—	8,054
Amortization of financing costs	—	—

Total	$—	$50,379

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

As of September 30, 2018, the TRS had a notional amount of $55,081,345 and a market value of $54,472,494. Cash collateral of $18,800,000 was posted against the TRS. As of December 31, 2017, the TRS had a notional amount of $35,960,921 and a market value of $35,231,901. Cash collateral of $13,820,000 was posted against the TRS. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2018 and December 31, 2017, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended September 30, 2018 and September 30, 2017, the Company incurred $95,788 and recognized a reduction of $(315,928) of incentive fees on capital gains, respectively. For the nine months ended September 30, 2018 and September 30, 2017, the Company incurred $692,793 and recognized a reduction of $(111,488) of incentive fees on capital gains, respectively. Since inception, the Company has accrued $1,287,098 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of September 30, 2018.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and nine months ended September 30, 2018 and September 30, 2017, the Company did not distribute in excess of net investment income.

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

For the nine months ended September 30, 2018, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend	Dividends Reinvested
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.537	$5,578,090	$3,580,636

For the year ended December 31, 2017, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend	Dividends Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•

The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate as of September 30, 2018, the Adviser controls 2,280,213 total shares, including reinvestment of dividends, for a net amount of approximately $22.0 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of September 30, 2018 would have been lower. These payments are not recoupable by the Adviser.

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

As of September 30, 2018, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
PAMCO CLO 1997-1A B	Asset-Backed	$143,146
Gambier Bay, LLC	Common Stock	1,216,469
OmniMax International, Inc.	Common Stock	1,681,568
SteadyMed Ltd.	Common Stock	14,509
TerreStar Corp.	Common Stock	4,682,357
Terrestar Corp.	Senior Secured Loans	503,496
OmniMax International, Inc.	Unsecured Loans	3,671,582
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	88,594
OmniMax International, Inc.	Warrant	52,050
SCYNEXIS, Inc.	Warrant	62,770

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and nine months ended September 30, 2018 and September 30, 2017, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to September 30, 2018, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and nine months ended September 30, 2018, the Adviser incurred offering costs of $0 and $238,568, respectively, on our behalf. For the three and nine months ended September 30, 2017, the Adviser incurred offering costs of $167,797 and $898,423, respectively, on our behalf. For the three and nine months ended September 30, 2018, the Company capitalized $0 and $61,462 of offering costs, respectively. For the three and nine months ended September 30, 2017, the Company capitalized $41,632 and $213,880 of offering costs, respectively. Of the capitalized offering costs, $38,986 and $158,831 were amortized to expense during the three and nine months ended September 30, 2018. Of the capitalized offering costs, $91,937 and $308,713 were amortized to expense during the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and September 30, 2017, $31,461 and $133,722 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2018, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of September 30, 2018, 55% (based on fair value) of the investments in our portfolio (including investments underlying the TRS) had floating interest rates, and both the TRS and the Financing Arrangement entered into with the BNPP entities have a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of September 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	(152,117)	197,826	45,709
Up 50 basis points	339,943	(395,652)	(55,709)
Up 100 basis points	679,887	(791,303)	(111,416)
Up 200 basis points	1,359,774	(1,582,606)	(222,832)
Up 300 basis points	2,039,661	(2,373,910)	(334,249)

(1)

Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. As of September 30, 2018, 100% of the loans underlying the TRS paid variable interest rates.

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

NEXPOINT CAPITAL, INC.

Date: November 9, 2018	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: November 9, 2018	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer