Form 10-K
period 2018-12-31
NexPoint Capital, Inc.
filed 2019-03-11
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER: 814-01074

NexPoint Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3926499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700 Dallas, Texas	75201 (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in February 14, 2018. Since the registrant closed its public offering it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $10.75 per share. As of December 31, 2018, the Registrant had 10,322,327 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

As a result of the private placement to the Adviser and its affiliates, the Company successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base investment advisory fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of December 31, 2018, the Adviser controls 2,310,880 total shares, including reinvestment of dividends, for a net amount of approximately $19.3 million.

The Company has retained the Adviser to manage certain aspects of its affairs on a day-to-day basis. Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Adviser, served as the dealer manager of the continuous public offering prior to the termination of the offering. The shares are being offered on a “best efforts” basis, which means generally that the Dealer Manager is required to use only its best efforts to sell the shares and it has no firm commitment or obligation to purchase any of the shares. The Adviser and Dealer Manager are related parties and will receive fees, distributions and other compensation for services related to the continuous public offering and the investment and management of the Company’s assets. The Company’s continuous public offering ended on February 28, 2018.

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

We seek to invest primarily in securities deemed by the Adviser to be high income generating debt investments and income generating equity securities of privately held companies in the United States. The portfolio may be concentrated primarily in senior floating rate debt securities, although we may invest without limit in securities that rank lower than senior secured instruments and may invest without limit in investments with a fixed rate of interest. We may buy syndicated loans, various tranches of CLOs and other debt instruments in the secondary market as well as originate debt so we can tailor the investment parameters more precisely to our needs. We also may invest a portion of the portfolio in equity securities that are non-income producing, when doing so will help us achieve our objective of long-term capital appreciation. We expect the size of our positions may range from $1 million to $20 million, although investments may be larger as our asset base increases. We may selectively make investments in amounts larger than $20 million in some of our portfolio companies. Prior to raising sufficient capital, we may make smaller investments. We may also invest without limitation in warrants and may also use derivatives, primarily swaps (including equity, variance and volatility swaps), options and futures contracts on securities, interest rates, commodities and/or currencies, as substitutes for direct investments the Company can make. We may also use derivatives such as swaps, options (including options on futures), futures, and foreign currency transactions (e.g., foreign currency swaps, futures and forwards) to any extent deemed by the Adviser to be in the best interest of the Company, and to the extent permitted by the 1940 Act, to hedge various investments for risk management and speculative purposes. We may invest up to 15% of our net assets in entities that are excluded from registration under the 1940 Act by virtue of sections 3(c)(1) and 3(c)(7) of the 1940 Act (such as private equity funds or hedge funds). This limitation does not apply to any CLOs, certain of which may rely on section 3(c)(1) or 3(c)(7) of the 1940 Act.

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

As of December 31, 2018, our investment portfolio, with a total fair value of $96.2 million, consisted of 45 positions in portfolio companies (calculated as a percentage of total net assets: 9.7% in first lien senior secured loans, 5.0% in second lien senior secured loans, 0.0% in escrow loans, 4.0% in unsecured loans, 50.9% in corporate bonds, 1.1% in asset-backed securities, 1.4% in closed-end mutual funds, 0.1% in warrants, 22.9% in common stock, 4.9% in preferred stocks, and 0.0% in rights). As of December 31, 2018, including investments underlying the TRS with BNP Paribas on a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 94.66% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 6.92% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Recent Developments

On December 7, 2018, the board of directors (the “Board”) of NexPoint Capital, Inc. (the “Company”) declared a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on January 30, 2019, to the stockholders of record on January 28, 2019, and A cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on February 27, 2019, to the stockholders of record on February 25, 2019.

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

The Adviser and its affiliates’ credit platform has been through many credit cycles, and the Adviser and its affiliates remain a recognized leader in the credit space, winning numerous industry awards and recognition from peers. The Adviser and its affiliates have a proprietary credit underwriting process and maintain coverage of many public and non-public companies across all sectors. Investments are reviewed by the analyst team and approved by a credit committee that meets daily. The process includes on-going monitoring of all investments. Highland and its affiliates have a team of 7 investment professionals dedicated to the healthcare sector.

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

Healthcare is a defensive and stable sector that has experienced out-sized growth and consistency during the past four decades. There are three primary growth drivers of healthcare: (1) demographics, (2) price inflation and (3) per-person utilization of care. The historical demographic growth rate has been 1.00%%. Price inflation in healthcare has added an additional 5.64%, almost double the baseline U.S. GDP growth rate since 1970 of 2.79%. Per-person utilization is a function of access to health insurance as well as aging demographics. In the past three decades, the population above age 90 has tripled and is expected to quadruple over the next three decades. Due to these drivers, healthcare has moved from 3% of GDP in 1980 to approximately 18% today and is expected to continue to grow.

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

Subject to any future regulatory guidance to the contrary, any distribution of income attributable to qualified real estate investment trust (“REIT”) dividends from our investment in a REIT, as applicable, will ostensibly not qualify for the deduction that would be available to a non-corporate shareholder were the shareholder to own such REIT directly.

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

Assuming the utilization of leverage in the amount of 30% of the Company’s total assets and an annual interest rate of 3.80% payable on such leverage based on market rates as of December 31, 2018, the additional income that the Company must earn (net of expenses) in order to cover such leverage is 1.6% of net asset value (NAV). Actual costs of leverage may be higher or lower than that assumed in the example.

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

Assumed Return on Our Portfolio (Net of Expenses)	-10%	-5%	0%	5%	10%

Corresponding return to common stockholder	-15.9%	-8.8%	-1.6%	5.5%	12.7%

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

Since we intend to use debt to finance our investments, and we may use debt financing subsequent to the offering, changes in interest rates may affect our cost of capital and net investment income.

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

We will need capital to fund growth in our investment portfolio in addition to the net proceeds of this offering. We may issue debt securities or borrow from financial institutions in order to obtain this additional capital. A reduction in the availability of new capital could limit our ability to grow. We will be required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to qualify for the special tax treatment accorded RICs and their stockholders. As a result, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund new investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

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

We may allocate the net proceeds from the offering in ways with which you may not agree.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2018:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column
Common Stock	200,000,000	—	10,322,327
Preferred Stock	25,000,000	—	—

As of December 31, 2018, we had 1,935 record holders of our common stock.

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

Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 8, 2014	652,174	$9.20	0
March 31, 2016	3,232	8.55	3,232
December 31, 2016	4,169	9.24	4,169
March 31, 2017	58,893	9.59	58,893
June 30, 2017	23,441	9.59	23,441
September 30, 2017	37,284	9.36	37,284
December 31, 2017	10,820	9.52	10,820
March 31, 2018	73,736	9.89	73,736
June 30, 2018	142,605	9.69	142,605
September 30, 2018	73,877	9.61	73,877
December 31, 2018	183,934	8.75	183,934

For the year ended December 31, 2018, the Company also repurchased 3,752 shares as part of its death and disability program.For the year ended December 31, 2016, the Company also repurchased 15,553 shares as part of its death and disability program. For the years ended December 31, 2017, 2015 and 2014, the Company did not repurchase any shares as part of its death and disability program.

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

We intend to use newly issued shares to implement the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable by the NAV determined in the last weekly closing of the month.

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

On a quarterly basis, we will send information to all stockholders of record regarding distributions paid to our stockholders in such quarter.

Payable	Dividend/	Total	Dividends
Date	Share	Dividend (1)	Reinvested (2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend will be reinvested in January 2019.

Payable	Dividend/	Total	Dividends
Date	Share	Dividend (1)	Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

[1]	For the current year, there were no dividends classified as a return of capital.

Payable	Dividend/	Total	Dividends
Date	Share	Dividend (1)	Reinvested
12/28/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
11/2/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/30/2016	0.055	277,907	200,860
6/29/2016 (2)	0.055	255,731	190,535
6/1/2016 (3)	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,503

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
[3]	Beginning in May 2016, we began declaring dividends weekly.

Please see below for a table detailing the dividends paid for the year ended December 31, 2015:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
1/30/2015	$0.050	$69,054	$69,022
2/27/2015	0.058	100,082	100,044
3/31/2015	0.058	104,842	104,543
4/30/2015	0.058	108,525	107,595
5/29/2015	0.058	114,540	112,647
6/30/2015	0.058	117,215	115,203
7/31/2015	0.058	125,195	122,496
8/31/2015	0.058	128,773	124,959
9/30/2015	0.058	134,498	130,315
10/30/2015	0.058	141,377	134,845
11/30/2015	0.058	147,122	137,008
12/31/2015	0.058	155,396	139,260

Total	$0.688	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2017, 2016 and 2015 is derived from our financial statements, which have been audited by PricewaterhouseCoopers, LLP (“PwC”), our independent registered public accounting firm. The selected financial data for the period from September 2, 2014 (commencement of operations) to December 31, 2014 is derived from prior year financial statements, which were audited by another independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from September 2, 2014 (Commencement of Operations) to December 31, 2014
Statements of operations data:
Total investment income	$7,568,407	$7,434,820	$4,679,654	$1,276,784	$148,826
Expenses
Total expenses	4,300,176	4,296,083	3,357,229	2,092,339	629,179
Expenses waived or reimbursed by the Advisor	(427,420)	(1,955,190)	(2,024,665)	(1,689,730)	(538,839)

Net expenses	3,872,756	2,340,893	1,332,564	402,609	90,340

Net investment income	3,965,651	5,093,927	3,347,090	874,175	58,486
Net realized gain (loss) on investments, securities sold short and total return swaps	2,844,449	663,709	1,408,557	(193,336)	4,986
Net change in unrealized appreciation (depreciation) on investments, securities sold short and total return swaps	(12,749,374)	1,710,536	2,870,451	(2,885,453)	(286,071)
Net increase from amounts committed by affiliates	—	—	872,000	1,403,000	—

Net increase (decrease) in net assets resulting from operations	$(6,209,274)	$7,468,172	$8,498,098	$(801,614)	(222,599)

Distributions to stockholders:
Net investment income	$(7,600,778)	$(6,157,349)	$(3,464,844)	$(1,183,859)	—
Realized Gains	—	—	—	—
Return of capital	—	—	—	(262,760)	—

Total distributions to stockholders	(7,600,778)	(6,157,349)	(3,464,844)	(1,446,619)	—
Per share information—basic and diluted:
Net increase (decrease) in net assets resulting from operations(1)	$(0.60)	$0.87	$1.76	$(0.39)	$(0.18)

Balance sheet data:
Total assets	$125,482,590	$123,306,379	$87,473,718	$34,023,433	$17,458,869

Total net assets	$86,310,963	$94,859,957	$67,292,954	$22,298,879	$12,382,328

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of December 31, 2018 the Adviser controls 2,310,880 total shares, including reinvestment of dividends, for a net amount of approximately $19.3 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of December 31, 2018 are $1,184,547. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2018 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2018	$1,352,097	$924,677	$427,420	$279,079	December 31, 2021
September 30, 2018	950,045	801,704	148,341	23,992	September 30, 2021
June 30, 2018	613,809	489,460	124,349	44,203	June 30, 2021
March 31, 2018	341,882	261,736	80,146	80,146	March 31, 2021

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

During the year ended December 31, 2018, $1,131,421 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2019 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the year ended December 31, 2018, 2017 and 2016

During the year ended December 31, 2018, we made long investments in portfolio companies and other investments totaling $64,748,316. During the same period, we sold long investments for proceeds of $54,849,304. As of December 31, 2018, our investment portfolio, with a total fair value of $96.2 million, consisted of 45 positions in portfolio companies (calculated as a percentage of total net assets: 9.7% in first lien senior secured loans, 5.0% in second lien senior secured loans, 0.0% in escrow loans, 4.0% in unsecured loans, 50.9% in corporate bonds, 1.1% in asset-backed securities, 1.4% in closed-end mutual funds, 0.1% in warrants, 22.9% in common stock, 4.9% in preferred stocks, and 0.0% in rights). As of December 31, 2018, including investments underlying the TRS with BNP Paribas on a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 94.66% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 6.92% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the years ended December 31, 2018, 2017 and 2016:

Net Investment Activity	December 31, 2018	December 31, 2017	December 31, 2016
Purchases	$64,748,316	$92,574,632	$81,130,999
Proceeds from Securities Sold Short	—	—	(939,022)
Payment-in-kind	517,567	297,068	—
Purchases of Securities Sold Short	—	—	503,860
Sales and Principal Repayments	54,849,304	(81,852,041)	(29,955,032)

Net Portfolio Activity	$10,416,579	$11,019,659	$50,740,805

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017		For the Year Ended December 31, 2016 (1)
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$25,960,529	40.1%	$22,868,996	24.7%	$28,212,368	34.8%
Senior Secured Loans—Second Lien	3,527,778	5.4%	1,641,667	1.8%	2,506,786	3.1%
Unsecured Loans	—	0.0%	2,665,483	2.9%	—	0.0%
Corporate Bonds – Senior Unsecured	21,092,094	32.6%	47,394,568	51.2%	27,399,406	33.8%
Convertible Bonds – Senior Unsecured	—	0.0%	—	0.0%	760,000	0.9%
Foreign Sovereign Bonds - Senior Unsecured	—	0.0%	—	0.0%	10,998,388	13.6%
Asset-Backed Securities	—	0.0%	—	0.0%	2,460,000	3.0%
Closed-End Mutual Funds	1,429,865	2.2%	14,154	0.0%	—	0.0%
Preferred Stocks	4,000,008	6.2%	3,215,965	3.5%	—	0.0%
Warrants	—	0.0%	280,701	0.3%	—	0.0%
Purchased Call Options	—	0.0%	—	0.0%	109,718	0.1%
Purchased Put Options	—	0.0%	—	0.0%	678,036	0.8%
Equities	8,738,042	13.5%	14,493,098	15.6%	8,006,297	9.9%

Total Investments	$64,748,316	100.0%	$92,574,632	100.0%	$81,130,999	100.0%

(1)	In addition to the purchase amount shown here, the Company also sold short for proceeds of $939,022 during the year ended December 31, 2016.

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2018 and December 31, 2017:

	December 31, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$10,482,803	$9,297,810	9.7%
Senior Secured Loans — Second Lien	4,985,731	4,821,364	5.0%
Senior Secured Loans — Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	4.0%
Asset-Backed Securities	1,217,703	1,031,283	1.1%
Closed-End Mutual Funds	1,444,019	1,297,005	1.4%
Corporate Bonds	53,545,694	48,978,855	50.9%
Common Stocks	22,542,416	22,062,438	22.9%
Preferred Stocks	7,113,316	4,760,233	4.9%
Warrants	—	90,448	0.1%
Rights	148,619	43,183	0.0%

Total Investments	$105,022,260	$96,229,841	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2017
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$15,070,292	$14,942,333	15.9%
Senior Secured Loans — Second Lien	4,426,629	4,432,500	4.7%
Senior Secured Loans — Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	3.5%
Asset-Backed Securities	1,930,704	1,966,177	2.1%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	56.0%
Common Stocks	10,786,964	13,856,775	14.7%
Preferred Stocks	3,215,965	1,960,275	2.1%
Warrants	—	891,799	0.9%
Rights	150,864	56,897	0.1%

Total Investments	$92,029,026	$94,002,312	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. The investments underlying the TRS had a notional amount and market value of $55,763,056 and $53,007,114, respectively, as of December 31, 2018.

	December 31, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$56,049,290	$52,886,814	35.4%
Senior Secured Loans — Second Lien	15,182,300	14,239,474	9.5%
Senior Secured Loans — Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	2.6%
Asset-Backed Securities	1,217,703	1,031,283	0.7%
Closed-End Mutual Funds	1,444,019	1,297,005	0.9%
Corporate Bonds	53,545,694	48,978,855	32.8%
Common Stocks	22,542,416	22,062,438	14.8%
Preferred Stocks	7,113,316	4,760,233	3.2%
Warrants	—	90,448	0.1%
Rights	148,619	43,183	0.0%

Total Investments	$160,785,316	$149,236,955	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The investments underlying the TRS had a notional amount and market value of $35,960,921 and $35,231,901, respectively, as of December 31, 2017.

	December 31, 2017
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$41,514,176	$40,683,792	31.5%
Senior Secured Loans — Second Lien	13,943,666	13,922,942	10.8%
Senior Secured Loans — Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	2.6%
Asset-Backed Securities	1,930,704	1,966,177	1.5%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	40.7%
Common Stocks	10,786,964	13,856,775	10.7%
Preferred Stocks	3,215,965	1,960,275	1.5%
Warrants	—	891,799	0.7%
Rights	150,864	56,897	0.0%

Total Investments	$127,989,947	$129,234,213	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2018 and December 31, 2017:

	December 31, 2017		December 31, 2017
Number of Investments	45		41
% Variable Rate (based on fair value)	55	% (1)	50	% (1)
% Non-Income Producing Equity or Other Investments (based on fair value)	10	% (1)	6	% (1)
Weighted Average Cost Price of Investments (as a % of par or stated value)	94.66	% (1)	88.70	% (1)
Weighted Average Credit Rating of Investments that were Rated	B3	(1)	Caa1	(1)
% of Fixed Income Investments on Non-Accrual (based on fair value)	4	% (1)	1	% (1)

(1)	Includes value of investments underlying the TRS, which was first opened during the year ended December 31, 2017.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	$7,120,928	7.4%	$2,172,805	2.3%
Broadly Syndicated – Public	17,955,500	18.7%	17,851,754	19.0%
Middle-Market	69,066,327	71.7%	72,011,576	76.6%
Other	2,087,086	2.2%	1,966,177	2.1%

Total	$96,229,841	100.0%	$94,002,312	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$267,750	0.3%	$170,000	0.2%
Energy	7,367,190	7.7%	4,109,050	4.4%
Financials	7,537,163	7.8%	5,263,970	5.6%
Healthcare (1)	55,217,193	57.4%	63,518,400	67.5%
Materials	5,182,069	5.4%	5,971,809	6.4%
Media/Telecommunications	4,437,753	4.6%	803,329	0.9%
Real Estate Investment Trusts (REITs)	7,927,970	8.2%	4,449,751	4.7%
Retail	1,171,825	1.2%	3,654,624	3.9%
Service (1)	—	0.0%	1,713,464	1.8%
		0.0%
Telecommunication Services	4,436,645	4.6%	2,175,110	2.3%
Utility	2,684,283	2.8%	2,172,805	2.3%

Total Assets	$96,229,841	100.0%	$94,002,312	100.0%

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

As of December 31, 2018, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Strategic Opportunities Fund, NexPoint Residential Trust, and Gambier Bay, LLC. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities. See Note 10 to the financial statements included herein for additional information regarding the investment in NexPoint Credit Strategies Fund.

Summary Description of Portfolio Companies/Investments

As of December 31, 2018 and December 31, 2017, 60% and 64% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. Included in the value at December 31, 2017 is the investment in Weight Watchers, which the Company views as related to the Healthcare Industry as defined in the Company’s organizational documents. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of December 31, 2018 and December 31, 2017, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $8.3 million and $7.8 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

U.S. Renal Care: As of December 31, 2018 and December 31, 2017, we held senior secured loans in US Renal Care, Inc. (“U.S. Renal Care”) having an aggregate fair value of $6.1 million and $8.4 million, respectively. U.S. Renal Care develops, acquires, and operates a network of outpatient, home, and specialty dialysis centers for serving patients suffering from chronic kidney failures in the United States. The company provides in-center and at-home hemodialysis and peritoneal dialysis services for end stage renal diseases. It operates outpatient, home, and specialty dialysis programs. The company also manages various acute setting dialysis programs in conjunction with local community hospitals. It also serves families, caregivers and physicians. U.S. Renal Care was founded in 2000 and is based in Plano, Texas. Upon completing an acquisition of DSI Renal in January 2016, U.S. Renal Care became third-largest provider of dialysis services in the United States, with approximately 334 outpatient dialysis facilities across 32 states/territories.

Bausch Health Companies, Inc; As of December 31, 2018 and December 31, 2017, we held senior secured loans and corporate bonds of Bausch Health Companies, Inc. (“Bausch”) having an aggregate fair value of $9.4 million and $10.6 million, respectively. Bausch is a multinational, specialty pharmaceutical and medical device company that develops, manufacturers, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter products, and medical devices, which are marketed directly or indirectly in over 100 countries. The company’s broad portfolio of over 1,800 products is primarily focused in the areas of dermatology, gastrointestinal disorders, eye health (including Bausch + Lomb), neurology and branded generics. As part of management’s ongoing commercial realignment program, the company changed its name from Valeant Pharmaceuticals, Inc. to Bausch Health Companies as of July 13, 2018. Bausch is headquartered in Laval, Quebec.

Quorum Health Corp.: As of December 31, 2018 and December 31, 2017, we held corporate bonds and common stock of Quorum Health Corp. (“Quorum”) having an aggregate fair value of $11.5 million and $16.8 million, respectively. Quorum Health Corporation is a leading provider of hospital and outpatient healthcare services focused on facility-based acute care in rural and mid-sized markets. As of September 30, 2018, the company owned or leased 27 hospitals located across 14 states with an aggregate of approximately 2,604 licensed beds. Approximately 84% of the company’s hospitals are sole providers in their local markets. Quorum also provides hospital management advisory and healthcare consulting services through its wholly-owned subsidiary, Quorum Health Resources. Quorum was formed through a spin-off of select assets from Community Health Systems Inc. completed in April 2016. The company is headquartered in Nashville, TN.

Surgery Center Holdings, Inc.: As of December 31, 2018 and December 31, 2017, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $9.3 million and $7.9 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. The company is one of the largest and fastest growing surgical services businesses in the US, with more than 180 surgical hospital and ambulatory surgery center locations across 32 states.

DJO Finance, LLC / DJO Finco Inc.: As of December 31, 2018 and December 31, 2017, we held corporate bonds and senior secured loans of DJO Finance, LLC (“DJO”) with an aggregate fair value of $6.7 million and $10.0 million, respectively. DJO is a global developer, manufacturer and distributor of a diverse range of medical devices for musculoskeletal health, vascular health and pain management, including rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems, compression garments, therapeutic shoes, electrical stimulators and physical therapy products.

Endo Finance, LLC / Endo Finco Inc.: As of December 31, 2018 and December 31, 2017, we held corporate bonds of Endo Finance, LLC (“Endo”) with an aggregate fair value of $9.5 million and $3.2 million, respectively. Endo is a generics and specialty branded pharmaceutical company, with a portfolio of over 250 prescription product families focused in the areas of pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others. The company’s portfolio includes products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids, injectables, liquids, nasal sprays, ophthalmics and transdermal patches. Endo has global headquarters in Dublin, Ireland, and U.S. headquarters in Malvern, PA.

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

iHeart Communications, Inc.: As of December 31, 2018 and December 31, 2017 we held the first lien senior secured loan of iHeart Communications, Inc. (“iHeart”) having an aggregate fair value of $3.4 million and $4.5 million, respectively. These values include the Company’s pro-rata portion of iHeart bonds held within Gambier Bay, LLC, a special purpose vehicle created to represent the Company during potential litigation related to chapter 11 bankruptcy proceedings initiated by iHeart in March 2018. iHeart is the largest broadcast radio and events business in the United States, and owns 90% of Clear Channel Outdoor, one of the world’s largest outdoor advertising companies. The company owns and operates approximately 850 broadcast radio stations in the United States and about 450 thousand outdoor advertising displays in 31 countries, including 43 of the top 50 U.S. markets. iHeartMedia has about 120 million registered users.

Vistra Energy: As of December 31, 2018 and December 31, 2017, we held common stock and rights shares of Vistra Energy (OTC:VSTE) (“Vistra Energy”) having an aggregate fair value of $2.7 million and $2.2 million, respectively. Vistra Energy is a premier, integrated power company based in Irving, Texas. Through its retail and generation businesses which include TXU Energy, Homefield Energy, Dynegy, and Luminant, Vistra operates in 12 states and six of the seven competitive markets in the U.S., with about 5,400 employees. Vistra’s retail brands serve approximately 2.9 million residential, commercial, and industrial customers across five top retail states, and its generation fleet totals approximately 41,000 megawatts of highly efficient generation capacity, with a diverse portfolio of natural gas, nuclear, coal, and solar facilities. Vistra Energy was formerly named Texas Competitive Electric Holdings. The company emerged from bankruptcy on October 3, 2016. Upon emergence from bankruptcy, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity is now listed on the New York Stock Exchange.

Results of Operations for the years ended December 31, 2018, 2017 and 2016

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

Expenses

For the years ended December 31, 2018, 2017 and 2016 respectively, we had total net operating expenses of $3,872,756 or $0.37 per share, $2,340,893 or $0.27 per share, and $1,332,564 or $0.28 per share. Our operating expenses include base management fees attributed to the Adviser of $2,025,178, $1,575,420, and $1,184,391 for the year ended December 31, 2018, 2017 and 2016. Of these amounts, $0, $1,499,906, and $1,184,391 were voluntarily waived. Our expenses also include administrative services expenses attributed to the Adviser of $409,789, $314,337, and $236,876 for the years ended December 31, 2018, 2017 and 2016, respectively. Of these amounts, $0, $301,355, and $236,876 were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

Our other expenses subject to the Expense Limitation Agreement for years ended December 31, 2018, 2017 and 2016 were $1,352,097, $1,304,585, and $1,263,735, respectively, and consisted of the following:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Audit and tax fees	$217,586	$209,609	$228,197
Legal fees	201,688	174,258	269,317
Custodian and accounting service fees	315,384	314,438	211,891
Reports to stockholders	59,427	95,887	194,138
Stock transfer fee	405,227	399,382	320,755
Directors’ fees	19,804	16,090	6,933
Other expenses	132,981	94,921	32,504

Total	$1,352,097	$1,304,585	$1,263,735

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $3,893,859 or $0.38 per share, $5,093,927 or $0.59 per share, and $3,347,090 or $0.69 per share for the years ended December 31, 2018, 2017 and 2016, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $54,849,304, $81,852,041, and $29,955,032 during the years ended December 31, 2018, 2017 and 2016, respectively, from which we realized a net gains/(losses) of 1,675,246, $795,997, and $1,408,557, respectively. Also contributing to the gain for the year ended December 31, 2016 were purchases of securities sold short of 503,860. Additionally, during the year ended December 31, 2018 and December 31, 2017, respectively, we realized gains/(losses) on total return swaps of $1,169,203 and $(132,288). We did not invest in total return swaps during the year ended December 31, 2016.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the years ended December 31, 2018, 2017 and 2016, the net change in unrealized appreciation (depreciation) on investments totaled $(10,765,705) or $(1.04) per share, $2,274,359 or $0.27 per share, and $2,870,451 or $0.59 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2018 was primarily driven by the performance in Quorum Health Corp. Common Stock, the net change during the year ended December 31, 2017 was primarily driven by the positions in OmniMax International, and the net change during the year ended December 31, 2016 was primarily driven by the performance of Ortho-Clinical Diagnostics Holdings 6.625% Bond.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the years ended December 31, 2018 and 2017. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of December 31, 2018 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2018, 2017 and 2016, the net increase/(decrease) in net assets resulting from operations was $(6,209,274) or $(0.60) per share, $7,468,172 or $0.87 per share, and $8,498,098 or $1.76 per share, respectively.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Income	$7,568,407	$7,434,820	$4,679,654
Expenses	(3,872,756)	(2,340,893)	(1,332,564)
Net Realized Gain/(Loss)	2,844,449	663,709	1,408,557
Net Unrealized Appreciation (Depreciation)	(12,749,374)	1,710,536	2,870,451
Net increase from amounts committed by affiliates	—	—	872,000

Total	$(6,209,274)	$7,468,172	$8,498,098

Financial Condition, Liquidity and Capital Resources

As of December 31, 2018 and December 31, 2017, we had cash and cash equivalents of $7,112,205 and $11,044,982, respectively. As of December 31, 2018 and December 31, 2017, $6,957,619 and $10,852,235 was held in the State Street U.S. Government Money Market Fund, and $154,586 and $192,747 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of December 31, 2018, the Adviser controls 2,310,880 total shares, including reinvestment of dividends, for a net amount of approximately $19.3 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $413,024, $1,837,575, and $2,838,893 for the years ended December 31, 2018, 2017 and 2016, and were offset against capital in excess of par value on the financial statements.

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

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. On January 6, 2015, we entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”) as lender and agent. Under the Credit Facility, State Street had agreed to extend credit to us, in an aggregate principal amount of up to $25 million, subject to borrowing base availability and restrictions on our total outstanding debt. Loans under the Credit Facility bore interest (at our election) at either (1) the higher of (i) the federal funds rate plus 1.25% per annum and (ii) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum or (2) one-, two- or three-month LIBOR plus 1.15% per annum. Interest was payable monthly in arrears. On January 5, 2016, the Company amended the Credit Facility with State Street and extended the maturity to January 3, 2017. The amendment to the Credit Facility did not contain any other material changes to the original agreement which was entered into on January 6, 2015 other than increasing the commitment fee from 0.15% to 0.25% per annum on the daily unutilized portion of the $25 million program amount. On January 3, 2017, the Company amended the Credit Facility with State Street and extended the maturity to March 20, 2017. The Credit Facility was fully paid down on February 24, 2017 and expired on March 20, 2017. The Company incurred costs of $25,000 in connection with obtaining the Credit Facility. As of December 31, 2018, all such financing costs have been amortized to interest expense.

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

As of December 31, 2018 and December 31, 2017, $32,583,965 and $24,400,000, respectively, were outstanding under the Financing Arrangement.

For the year ended December 31, 2018, 2017 and 2016, the components of total interest expense were as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Direct interest expense	$759,234	$95,181	$115,438
Commitment fees	—	8,054	45,836
Amortization of financing costs	—	—	—

Total	$759,234	$103,235	$161,274

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

As of December 31, 2018 the TRS had a notional amount of $55,763,056 and a market value of $53,007,114. As of December 31, 2017 the TRS had a notional amount of $35,960,921 and a market value of $35,231,901. As of December 31, 2018 and December 31, 2017, cash collateral of $20,580,000 and $13,820,000, respectively, was posted against the TRS. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2018 and 2017, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the years ended December 31, 2018, 2017, and 2016 the Company recognized a reduction of $(594,306), accrued $418,739 and accrued $175,567 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Company ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of December 31, 2018.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the year ended December 31, 2018, 2017 and 2016, the Company did not distribute in excess of net investment income.

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

For the year ended December 31, 2018, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested (2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend will be reinvested in January 2019.

For the year ended December 31, 2017, the Company made the following distributions:

Payable	Dividend/	Total	Dividends
Date	Share	Dividend (1)	Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

[1]	For the current year, there were no dividends classified as a return of capital.

For the year ended December 31, 2016, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
12/31/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
10/30/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/31/2016	0.055	277,907	200,860
6/29/2016 [2]	0.055	255,731	190,535
6/1/2016 [3]	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,503

[1]	For the year ended December 31, 2016, there were no dividends classified as a return of capital.
[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
[3]	Beginning in May 2016, we began declaring dividends weekly.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•

The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate as of December 31, 2018, the Adviser controls 2,310,880 total shares, including reinvestment of dividends, for a net amount of approximately $19.3 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of December 31, 2018 would have been lower. These payments are not recoupable by the Adviser.

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

As of December 31, 2018, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$144,044
Gambier Bay, LLC	Common Stocks	1,055,803
OmniMax International, Inc.	Common Stocks	1,303,257
SteadyMed Ltd.	Common Stocks	14,509
TerreStar Corp.	Common Stocks	3,913,800
TerreStar Corp.	Senior Secured Loans	522,845
OmniMax International, Inc	Unsecured Loans	3,838,472
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	17,159
OmniMax International, Inc.	Warrant	40,340
SCYNEXIS, Inc.	Warrant	32,949

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser, are expensed as we raise proceeds and become payable to the Adviser. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. For the years ended December 31, 2018, 2017 and 2016, the Adviser did not incur any organization costs on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the years ended December 31, 2018, 2017 and 2016, the Adviser incurred offering costs of $238,568, $954,765, and $1,540,535, respectively, on our behalf. For the years ended December 31, 2018 and 2017, the Company capitalized $61,462 and $282,156, respectively, of offering costs. Of these amounts, $184,847 and $381,881 were amortized to expense during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and December 31, 2017, $5,445 and $128,830 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. Currently, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. To the extent the Company is unable to raise sufficient capital such that the expenses paid by the Adviser on behalf of the Company are more than 1% of total proceeds at the end of the Offering, the Adviser will forfeit the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of December 31, 2018, 55% (based on fair value) of the investments in our portfolio (including investments underlying the TRS) had floating interest rates, and both the TRS and the Financing Arrangement entered into with the BNPP entities have a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the audited statements of assets and liabilities as of December 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income (1)	(Increase) decrease in interest expense (1)	Increase (decrease) in net investment income
Down 25 basis points	$(157,670)	$220,868	$63,198
Up 50 basis points	328,271	(441,735)	(113,464)
Up 100 basis points	656,541	(883,470)	(226,929)
Up 200 basis points	1,313,083	(1,766,940)	(453,857)
Up 300 basis points	1,969,624	(2,650,411)	(680,787)

(1)

Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. As of December 31, 2018, 100% of the loans underlying the TRS paid variable interest rates.

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

Item 8.	Financial Statements and Supplementary Data

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	December 31, 2018	December 31, 2017
Assets
Unaffiliated investments, at fair value (cost of $99,252,969 and $92,014,872, respectively)	$92,974,250	$93,985,519
Affiliated investments, at fair value (cost of $5,769,291 and $14,154, respectively)(1)	3,255,591	16,793
Cash and cash equivalents	7,112,205	11,044,982
Due from counterparty(2)	20,580,000	13,820,000
Receivable for investments sold	—	2,768,395
Receivable for common stock sold	—	5,635
Receivable due on total return swaps(2)	366,952	183,515
Dividends and interest receivable	1,177,217	1,262,162
Prepaid expenses	10,930	90,548
Capitalized offering costs	5,445	128,830

Total assets	125,482,590	123,306,379

Liabilities
Credit facility and notes payable(3)	32,583,965	24,400,000
Payable for investments purchased	2,573,276	1,953,152
Unrealized depreciation on total return swap(2)	2,547,492	563,823
Common stock repurchased	—	103,004
Payable to Adviser(4)	291,904	296,092
Incentive fee payable	—	594,306
Interest expense and commitment fees payable	7,707	52,856
Accrued expenses and other liabilities	445,304	483,189
Distributions payable	721,979	—

Total liabilities	39,171,627	28,446,422

Commitments and contingencies(5)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,322,327 and 9,804,321 shares issued and outstanding, respectively)	10,322	9,804
Paid-in capital in excess of par	92,602,409	87,656,780
Total distributable earnings (loss)	(6,301,768)	7,193,373

Total net assets	$86,310,963	$94,859,957

Net asset value per share of common stock	$8.36	$9.68

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of total return swaps.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 4 for a discussion of related party transactions and arrangements.
(5)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

	For the Year Ended December 31,
	2018	2017	2016
Investment income:
Interest	$6,395,740	$6,908,474	$4,307,022
Interest paid in kind	517,567	297,068	—
Dividend income from unaffiliated investments	547,408	190,742	372,632
Dividend income from affiliated investments(1)	97,209	950	—
Other fee income	10,483	37,586	—

Total investment income	7,568,407	7,434,820	4,679,654

Expenses:
Investment advisory fees(2)	2,025,178	1,575,420	1,184,391
Interest expense and commitment fees(3)	759,234	103,235	161,274
Administration fees(2)	409,789	314,337	236,876
Stock transfer fee	405,227	399,382	320,755
Custodian and accounting service fees	315,384	314,438	211,891
Audit and tax fees	217,586	209,609	228,197
Legal fees	201,688	174,258	269,317
Amortized offering costs	184,847	381,881	198,715
Reports to stockholders	59,427	95,887	194,138
Directors’ fees(2)	19,804	16,090	6,933
Capital gains incentive fees(2)	(594,306)	418,739	175,567
Other expenses	296,318	292,807	169,175

Total expenses	4,300,176	4,296,083	3,357,229
Expenses waived or reimbursed by the Adviser(2)	(427,420)	(1,955,190)	(2,024,665)

Net expenses	3,872,756	2,340,893	1,332,564

Net investment income	3,695,651	5,093,927	3,347,090

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	1,672,824	795,997	1,408,557
Affiliated investments(1)	2,422	—	—
Total return swaps(4)	1,169,203	(132,288)	—
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	(8,249,366)	2,271,720	2,870,451
Affiliated investments(1)	(2,516,339)	2,639	—
Total return swaps(4)	(1,983,669)	(563,823)	—
Net increase from amounts committed by affiliates(2)	—	—	872,000

Net realized and unrealized gains (losses)	(9,904,925)	2,374,245	5,151,008

Net increase (decrease) in net assets resulting from operations	(6,209,274)	7,468,172	8,498,098

Per share information - basic and diluted per common share
Net investment income:	$0.36	$0.59	$0.69
Earnings per share:	$(0.60)	$0.87	$1.76
Weighted average shares outstanding:	10,358,148	8,564,351	4,835,020

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

	Year Ended December 31,
	2018	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$3,695,651	$5,093,927	$3,347,090
Net realized gain (loss) on investments and securities sold short	1,675,246	795,997	1,408,557
Net realized gain (loss) on total return swaps(1)	1,169,203	(132,288)	—
Net change in unrealized appreciation (depreciation) on investments and securities sold short	(10,765,705)	2,274,359	2,870,451
Net change in unrealized appreciation (depreciation) on total return swaps(1)	(1,983,669)	(563,823)	—
Net increase from amounts committed by affiliates(2)	—	—	872,000

Net increase (decrease) in net assets resulting from operations	(6,209,274)	7,468,172	8,498,098

Distributions to stockholders:

Total distributions to stockholders(3)	(7,600,778)	(6,157,349)	(3,464,844)

Capital share transactions:
Issuance of common stock	5,315,483	23,427,841	37,644,951
Issuance of common shares pursuant to distribution reinvestment plan	4,413,136	4,070,382	2,522,503
Repurchase of common stock	(4,467,561)	(1,242,043)	(206,633)

Net increase in net assets resulting from capital transactions	5,261,058	26,256,180	39,960,821

Total increase (decrease) in net assets	(8,548,994)	27,567,003	44,994,075
Net assets at beginning of year	94,859,957	67,292,954	22,298,879

Net assets at end of year	$86,310,963	$94,859,957	$67,292,954

Distributions declared per share:	$0.73	$0.72	$0.71
Changes in common shares
Issuance of common stock	538,995	2,413,561	4,073,785
Reinvestment of common stock	456,915	418,972	272,014
Repurchase of common stock	(477,904)	(130,438)	(22,954)

Net increase in common shares	518,006	2,702,095	4,322,845

(1)	See Note 7 for a discussion of total return swaps.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)

Per the Securities Exchange Commission release #33-10532 “Disclosure Update and Simplification”; it is no longer required to differentiate distributions from earnings as either from net investment income or net realized capital gains. The presentation for the years ended December 31, 2017 and 2016 has been adjusted for this change.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Cash flows used in operating activities
Net increase (decrease) in net assets resulting from operations	$(6,209,274)	$7,468,172	$8,498,098
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(64,748,316)	(92,574,632)	(81,130,999)
Purchases of securities sold short	—	—	(503,860)
Proceeds from securities sold short	—	—	939,022
Payment-in-kind investments	(517,567)	(297,068)	—
Proceeds from sales and principal repayments of investment securities	54,849,304	81,852,041	29,955,032
Net realized (gain) loss on investments	(1,675,246)	(795,997)	(1,408,557)
Net change in unrealized (appreciation) depreciation on investments	10,765,705	(2,274,359)	(2,870,451)
Net change in unrealized depreciation on total return swaps	1,983,669	563,823	—
Amortization of premium/discount, net	(901,409)	(1,621,701)	(666,959)
Amortization of capitalized offering costs	184,847	381,881	198,715
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	2,768,395	(2,768,395)	499,375
(Increase) decrease in dividends and interest receivable	84,945	(432,286)	(625,719)
(Increase) decrease in receivable from Adviser	—	4,096,447	(999,468)
(Increase) decrease in other receivables	—	—	81,258
(Increase) decrease in prepaid expenses	79,618	(67,307)	(19,849)
(Increase) decrease in due from counterparty	(6,760,000)	(13,820,000)	—
(Increase) decrease in receivable due on total return swap	(183,437)	(183,515)	—
Increase (decrease) in payable for investments purchased	620,124	(6,583,096)	(2,929,078)
Increase (decrease) in payable to Adviser	(4,188)	296,092	—
Increase (decrease) in incentive fees payable	(594,306)	594,306	—
Increase (decrease) in directors’ fees payable	—	—	(483)
Increase (decrease) in interest expense and commitment fees payable	(45,149)	31,273	21,583
Increase (decrease) in accrued expenses and other liabilities	(37,885)	98,789	125,655

Net cash flow (used in) operating activities	(10,340,170)	(26,035,532)	(50,836,685)

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	5,321,118	23,479,096	37,771,761
Repurchase of common stock, net of payable	(4,570,565)	(1,177,572)	(168,100)
Distributions paid in cash	(2,465,663)	(2,086,967)	(942,341)
Offering costs paid, net of due to Adviser	(61,462)	(282,156)	(427,270)
Net increase in credit facilities and notes payable	8,183,965	13,200,000	11,200,000

Net cash flow provided by financing activities	6,407,393	33,132,401	47,434,050

Net increase (decrease) in cash and cash equivalents	(3,932,777)	7,096,869	(3,402,635)
Cash and cash equivalents
Beginning of the year	11,044,982	3,948,113	7,350,748

End of the year	$7,112,205	$11,044,982	$3,948,113

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$517,567	$297,068	$—
Cash paid during the period for interest	$804,383	$54,473	$103,290
Reinvestment of distributions paid	$4,413,136	$4,070,382	$2,522,503
Local and excise taxes paid	$168,836	$129,006	$—

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2018

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 16.4%(4)
Energy – 2.6%
Fieldwood Energy, LLC (Second Lien Term Loan)(5)	L + 725	1.00%	4/11/2023	$567,797	$549,645	$501,364
Fieldwood Energy LLC (First Lien Term Loan)(5)	L + 525	1.00%	4/11/2022	1,800,549	1,795,648	1,694,776

						2,196,140

Healthcare – 7.9%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(6) (7) (8)	L + 375	0.00%	7/24/2025	2,586,207	2,573,276	2,526,414
U.S. Renal Care, Inc. (Second Lien Term Loan)(7)	L + 800	1.00%	12/29/2023	4,500,000	4,436,086	4,320,000

						6,846,414

Media/Telecommunications – 3.9%
iHeartCommunications, Inc. (First Lien Term Loan)(9)				5,000,000	4,051,750	3,381,950

Retail – 1.4%
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(9)				2,367,324	1,538,760	1,171,825

Telecommunication Services – 0.6%
TerreStar Corp. (First Lien Term Loan)(10) (11)	11% PIK		2/27/2020	523,368	523,369	522,845

Utility – 0.0%
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan)(12)				3,500,000	87,816	8,750

Total Senior Secured Loans						14,127,924

Unsecured Loans – 4.4%
Materials – 4.4%
OmniMax International, Inc. (10) (11)	14% PIK, 2% Cash		2/6/2021	3,838,472	3,454,143	3,838,472

Total Unsecured Loans						3,838,472

Asset-Backed Securities – 1.2%
Financials – 1.2%
Grayson Investor Corp. (8) (13) (14) (15)			11/1/2021	800	456,000	271,920
Highland Park CDO I Ltd. 2006 1A A2 (7) (8) (13) (15)	L + 40		11/25/2051	658,095	546,516	615,319
PAMCO CLO 1997-1A B (8) (9) (10) (11) (13) (15)				374,239	215,187	144,044

						1,031,283

Total Asset-Backed Securities						1,031,283

				Shares
Closed-End Mutual Funds – 1.5%
Financials – 1.5%
NexPoint Strategic Opportunities Fund (8) (16) (17)				65,078	1,444,019	1,297,005

Total Closed-End Mutual Funds						1,297,005

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Corporate Bonds – 56.7%
Financials – 6.0%
ASP AMC Merger Sub, Inc. (13) (17)	8.000%		5/15/2025	7,325,000	6,898,195	3,918,875
Freedom Mortgage Corp. (13) (17)	8.250%		4/15/2025	1,500,000	1,500,000	1,290,000

						5,208,875

Healthcare – 50.7%
DJO Finance LLC / DJO Finance Corp. (13) (17)	8.125%		6/15/2021	6,500,000	6,270,057	6,711,250
Endo Finance LLC / Endo Finco Inc. (13) (17)	6.000%		7/15/2023	7,500,000	6,496,223	5,756,250
Ortho-Clinical Diagnostics (13) (17)	6.625%		5/15/2022	9,217,000	8,801,814	8,341,385
Quorum Health Corp. (13) (17)	11.625%		4/15/2023	3,459,000	3,178,462	3,268,755
Surgery Center Holdings (8) (13) (17)	6.750%		7/1/2025	10,858,000	10,216,848	9,283,590

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2018

Tenet Healthcare Corp. (8) (17)	8.125%	4/1/2022	$1,000,000	$978,124	$1,006,250
Valeant Pharmaceuticals International, Inc. (8) (13) (17)	5.875%	5/15/2023	4,000,000	3,482,925	3,715,000
Valeant Pharmaceuticals International, Inc. (8) (13) (17)	6.125%	4/15/2025	6,500,000	5,723,046	5,687,500

					43,769,980

Total Corporate Bonds					48,978,855

			Shares
Common Stocks – 25.6%
Chemicals – 0.3%
MPM Holdings, Inc. (8) (18)			8,500	250,750	267,750

Energy – 6.0%
Enterprise Products Partners L.P. (8) (17)			170,000	4,144,041	4,180,300
Energy Transfer Equity L.P. (8) (17)			75,000	1,438,740	990,750

					5,171,050

Healthcare – 5.3%
Acadia Healthcare Co., Inc. (8) (17) (18)			24,900	981,583	640,179
Amarin Corp. Plc (8) (17) (18)			140,000	1,982,260	1,905,400
Heron Therapeutics, Inc. (8) (17) (18)			19,232	500,032	498,878
Nevro Corp. (8) (17) (18)			8,000	500,402	311,120
Quorum Health Corp. (17) (18)			408,514	2,184,094	1,180,605
SteadyMed Ltd. (8) (10) (11) (18)			54,749	14,508	14,509

					4,550,691

Materials – 1.5%
OmniMax International, Inc. (10) (11) (18)			6,698	663,115	1,303,257

Media/Telecommunications – 1.2%
Gambier Bay, LLC (10) (11) (16) (18)			9,180,900	3,478,685	1,055,803

Real Estate Investment Trusts (REITs) – 3.7%
NexPoint Residential Trust, Inc. (8) (16) (17)			25,757	846,587	902,783
Independence Realty Trust, Inc. (8) (17)			246,727	2,180,872	2,264,954

					3,167,737

Telecommunication Services – 4.5%
TerreStar Corp. (10) (11) (18)			14,035	1,599,990	3,913,800

Utility – 3.1%
Vistra Energy Corp. (17) (18)			115,000	1,776,757	2,632,350

Total Common Stocks					22,062,438

	Preferred Dividend Rate
Preferred Stocks – 5.5%
Real Estate Investment Trusts (REITs) – 5.5%
Braemar Hotels & Resorts, Inc. (8) (17)	5.500%		258,065	4,000,008	4,427,105
RAIT Financial Trust (17) (19)	8.875%		148,057	3,113,308	333,128

					4,760,233

Total Preferred Stocks					4,760,233

Rights – 0.1%
Utility – 0.1%
Texas Competitive Electric Holdings Company, LLC (TXU) (18)			58,356	148,619	43,183

Total Rights					43,183

Warrants – 0.1%
Healthcare – 0.1%
Galena Biopharma, Inc. (11) (18)		1/12/2021	1,500,054	—	—
Gemphire Therapeutics, Inc. (11) (18)		3/15/2022	118,796	—	17,159
SCYNEXIS, Inc. (11) (18)		6/21/2021	195,000	—	32,949

					50,108

Materials – 0.0%
OmniMax International, Inc. (10) (11) (18)		8/6/2025	207	—	40,340

Total Warrants					90,448

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2018

Total Investments- 111.5%	$105,022,260	$96,229,841

Cash Equivalents –8.1%(20)		$6,957,619
Other Assets & Liabilities, net- (19.6%)		$(16,876,497)

Net Assets- 100.0%		$86,310,963

	Notional Amount(21)	Unrealized Depreciation
Total Return Swap – (3.0%)
BNP Paribas TRS Facility (Note 7)	55,763,056	(2,547,492)

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2018. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2018 was 2.50%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(6)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(7)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2018 was 2.81%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(8)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 28.5% of the Company’s total assets as of December 31, 2018.

(9)	The issuer is in default of its payment obligation, or is in danger of default.
(10)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(11)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $10,883,178 or 12.6% of net assets were fair valued under the Company’s valuation procedures as of December 31, 2018.

(12)	The investment represents value held in escrow pending future events. No interest is being accrued.
(13)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2018, these securities amounted to $49,003,888, or 56.8% of net assets.

(14)	The investment is considered to be the equity tranche of the issuer.
(15)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(16)	Represents an affiliated issuer. Assets with a total aggregate market value of $3,255,591, or 3.8% of net assets, were affiliated with the Company as of December 31, 2018 (see Note 10).
(17)	All or part of this security is pledged as collateral for margin/facility borrowings. The market value of the securities pledged as collateral was $69,207,643.
(18)	Non-income producing security.
(19)	The issuer has suspended the quarterly dividend for this security.
(20)	State Street U.S. Government Money Market Fund.
(21)	Notional value of the underlying securities in the Total Return Swap is calculated by multiplying par by the initial price.

Glossary

ADR	American Depositary Receipt
PIK	Payment-in-Kind

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through December 31, 2018, the Adviser controls 2,310,880 total shares, including reinvestment of dividends, for a net amount of approximately $19.3 million.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of December 31, 2018 and 2017, the Company had cash and cash equivalents of $7,112,205 and $11,044,982, respectively. As of December 31, 2018 and 2017, $6,957,619 and $10,852,235 was held in the State Street U.S. Government Money Market Fund, and $154,586 and $192,747 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of December 31, 2018 and 2017, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the years ended December 31, 2018, 2017 and 2016 the Company recognized $10,483, $37,586 and $0 of fee income, respectively.

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

As of December 31, 2018, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$144,044
Gambier Bay, LLC	Common Stocks	1,055,803
OmniMax International, Inc.	Common Stocks	1,303,257
SteadyMed Ltd.	Common Stocks	14,509
TerreStar Corp.	Common Stocks	3,913,800
TerreStar Corp.	Senior Secured Loans	522,845
OmniMax International, Inc.	Unsecured Loans	3,838,472
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	17,159
OmniMax International, Inc.	Warrant	40,340
SCYNEXIS, Inc.	Warrant	32,949

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

As of December 31, 2018, the Company’s investments consisted of senior secured loans, unsecured loans, bonds, asset-backed securities, common stocks, preferred stock, a closed-end mutual fund, a total return swap (“TRS”) and rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of December 31, 2018 and 2017:

	December 31, 2018
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$2,196,140	$—	$2,196,140
Healthcare	—	6,846,414	—	6,846,414
Media/Telecommunications	—	3,381,950	—	3,381,950
Retail	—	1,171,825	—	1,171,825
Telecommunication Services	—	—	522,845	522,845
Utility	—	8,750	—	8,750
Unsecured Loans	—	—	3,838,472	3,838,472
Asset-Backed Securities	—	887,239	144,044	1,031,283
Closed-End Mutual Funds	1,297,005	—	—	1,297,005
Corporate Bonds	—	48,978,855	—	48,978,855
Common Stocks
Chemicals	267,750	—	—	267,750
Energy	5,171,050	—	—	5,171,050
Healthcare	4,536,182	—	14,509	4,550,691
Materials	—	—	1,303,257	1,303,257
Media/Telecommunications	—	—	1,055,803	1,055,803
Real Estate Investment Trusts (REITs)	3,167,737	—	—	3,167,737
Telecommunication Services	—	—	3,913,800	3,913,800
Utility	2,632,350	—	—	2,632,350
Preferred Stocks	4,760,233	—	—	4,760,233
Rights	—	43,183	—	43,183
Warrants
Healthcare	—	50,108	—	50,108
Materials	—	—	40,340	40,340

Total Assets	$21,832,307	$63,564,464	$10,833,070	$96,229,841

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(2,547,492)	$(2,547,492)

Total Liabilities	$—	$—	$(2,547,492)	$(2,547,492)

Total Investments Net of Swap Contracts	$21,832,307	$63,564,464	$8,285,578	$93,682,349

	December 31, 2017
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$14,006,745	$—	$14,006,745
Retail	—	3,654,624	—	3,654,624
Service	—	1,713,464	—	1,713,464
Utility	—	9,100	—	9,100
Unsecured Loans	—	—	3,326,186	3,326,186
Asset-Backed Securities	—	1,671,636	294,541	1,966,177
Closed-End Mutual Funds	16,793	—	—	16,793
Corporate Bonds	—	52,543,477	—	52,543,477
Common Stocks
Chemicals	170,000	—	—	170,000
Energy	4,109,050	—	—	4,109,050
Healthcare	2,415,250	—	—	2,415,250
Materials	—	—	2,566,191	2,566,191
Real Estate Investment Trusts (REITs)	2,489,476	—	—	2,489,476
Utility	2,106,808	—	—	2,106,808
Preferred Stocks	1,960,275	—	—	1,960,275
Rights	—	56,897	—	56,897
Warrants
Healthcare	—	812,367	—	812,367
Materials	—	—	79,432	79,432

Total Assets	$13,267,652	$74,468,310	$6,266,350	$94,002,312

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(563,823)	$(563,823)

Total Liabilities	$—	$—	$(563,823)	$(563,823)

Total Investments Net of Swap Contracts	$13,267,652	$74,468,310	$5,702,527	$93,438,489

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2018.

Investments:	Balance as of December 31, 2017	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of December 31, 2018	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$—	$—	$—	$—	$—	$(523)	$523,368	$—	$522,845	$(523)
Unsecured Loans
Materials	3,326,186	—	—	161,844	213	(141,979)	493,465	(1,257)	3,838,472	(141,979)
Asset-Backed Securities
Financials	294,541	—	—	—	78,797	(43,888)	—	(185,406)	144,044	(43,888)
Common Stocks
Healthcare	—	—	—	—	—	—	14,509	—	14,509	—
Materials	2,566,191	—	—	—	—	(1,262,934)	—	—	1,303,257	(1,262,934)
Media/Telecommunications	—	1,055,803	—	—	—	—	—	—	1,055,803	—
Telecommunication Services	—	—	—	—	—	2,313,810	1,599,990	—	3,913,800	2,313,810
Warrants
Materials	79,432	—	—	—	—	(39,092)	—	—	40,340	(39,092)

Total	$6,266,350	$1,055,803	$—	$161,844	$79,010	$825,394	$2,631,332	$(186,663)	$10,833,070	$825,394

Liabilities
Total Return Swaps(1)	$(563,823)	$—	$—	$—	$—	$(1,983,669)	$—	$—	$(2,547,492)	$(1,983,669)

(1)

During the year ended December 31, 2018, the Company recognized a net realized gain on the TRS amounting to $1,169,203. The Company received $1,162,468 in cash payments from the TRS during the period and paid $176,702, with an increase of $183,437 in receivable from BNP Paribas for the year ended December 31, 2018.

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

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the year ended December 31, 2018, $1,055,803 was transferred from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the year ended December 31, 2017, $4,432,518 was transferred from Level 3 to Level 2, $2,106,808 was transferred from Level 2 to Level 1, and $170,000 was transferred from Level 3 to Level 1.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of December 31, 2018 and 2017:

Investment	Fair value at December 31, 2018	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Common Equity	$6,287,369	Discounted Cash Flow	Discount Rate	11.00% - 15.00%
			Terminal Multiple	6.5x
		Multiples Analysis	Multiple of EBITDA	6.0x - 7.0x
			Unadjusted Price/MHz-PoP	$0.120 - $0.800
			Risk Discount	33.0% -35.8%
		Transaction Analysis	Multiple of EBITDA	7.25x – 7.75x
		Bid Indication of Value	Enterprise Value ($mm)	$720.0 - $765.0
		Pricing Feed	N/A	N/A
		Implied Value	Cash Payment Value	$4.46
Senior Secured Loans	522,845	Discounted Cash Flow	Discount Rate	11.1%
			Spread Adjustment	0.10%
Unsecured Loans	3,838,472	Discounted Cash Flow	Discount Rate	16.0%
Warrants	40,340	Discounted Cash Flow	Discount Rate	11.00%
			Terminal Multiple	6.5x
		Multiples Analysis	Multiple of EBITDA	6.0x - 7.0x
		Transaction Analysis	Multiple of EBITDA	7.25x - 7.75x
Asset-Backed Securities	144,044	Discounted Cash Flow	Discount Rate	20.88%

Total	$10,833,070

Total Return Swaps	$(2,547,492)	Third Party Pricing Vendor	N/A	N/A

Investment	Fair value at December 31, 2017	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Senior Secured Loans	$3,326,186	Discounted Cash Flow	Discount Rate	16.20%
			Spread Adjustment	0.20%
Common Equity	2,566,191	Discounted Cash Flow	Discount Rate	12.00%
			Minority Discount	20.00%
			Terminal Multiple	7.0x
		Multiples Analysis	Multiple of EBITDA	7.75x -8.25x
		Discount for Lack of Marketability		15.00%
Warrants	79,432	Discounted Cash Flow	Discount Rate	12.00%
			Minority Discount	20.00%
			Terminal Multiple	7.0x
		Multiples Analysis	Multiple of EBITDA	7.75x - 8.25x
		Discount for Lack of Marketability		15.00%
Asset-Backed Securities	294,541	Discounted Cash Flow	Discount Rate	20.85%

Total	$6,266,350

Total Return Swaps	$(563,823)	Third Party Pricing Vendor	N/A	N/A

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the year ended December 31, 2018 and December 31, 2017, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the years ended December 31, 2018, 2017 and 2016 . Selling commissions or fees of $413,024, $1,837,575, and $2,838,893 were paid for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the year ended December 31,
	2018	2017	2016
Net increase (decrease) in net assets from operations	$(6,209,274)	$7,468,172	$8,498,098
Weighted average common shares outstanding	10,358,148	8,564,351	4,835,020
Earnings (loss) per common share-basic and diluted	$(0.60)	$0.87	$1.76

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

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2018:

	Fair value	Percentage
Assets
Healthcare	$55,217,193	57.4%
Real Estate Investment Trusts (REITs)	7,927,970	8.2%
Financials	7,537,163	7.8%
Energy	7,367,190	7.7%
Materials	5,182,069	5.4%
Media/Telecommunications	4,437,753	4.6%
Telecommunication Services	4,436,645	4.6%
Utility	2,684,283	2.8%
Retail	1,171,825	1.2%
Chemicals	267,750	0.3%

Total Assets	$96,229,841	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2017:

	Fair value	Percentage
Assets
Healthcare	$63,518,400	67.5%
Materials	5,971,809	6.4%
Financials	5,263,970	5.6%
Real Estate Investment Trusts (REITs)	4,449,751	4.7%
Energy	4,109,050	4.4%
Retail	3,654,624	3.9%
Telecommunication Services	2,175,110	2.3%
Utility	2,172,805	2.3%
Service	1,713,464	1.8%
Media/Telecommunications	803,329	0.9%
Chemicals	170,000	0.2%

Total Assets	$94,002,312	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2018:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans—First Lien	$10,482,803	$9,297,810	9.7%
Senior Secured Loans—Second Lien	4,985,731	4,821,364	5.0%
Senior Secured Loans—Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	4.0%
Asset-Backed Securities	1,217,703	1,031,283	1.1%
Closed-End Mutual Funds	1,444,019	1,297,005	1.4%
Corporate Bonds	53,545,694	48,978,855	50.9%
Common Stocks	22,542,416	22,062,438	22.9%
Preferred Stocks	7,113,316	4,760,233	4.9%
Rights	148,619	43,183	0.0%
Warrants	—	90,448	0.1%

Total Assets	$105,022,260	$96,229,841	100.0%

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

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $55,763,056 and $53,007,114, respectively, as of December 31, 2018.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$56,049,290	$52,886,814	35.4%
Senior Secured Loans - Second Lien	15,182,300	14,239,474	9.5%
Senior Secured Loans - Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	2.6%
Asset-Backed Securities	1,217,703	1,031,283	0.7%
Closed-End Mutual Funds	1,444,019	1,297,005	0.9%
Corporate Bonds	53,545,694	48,978,855	32.8%
Common Stocks	22,542,416	22,062,438	14.8%
Preferred Stocks	7,113,316	4,760,233	3.2%
Rights	148,619	43,183	0.0%
Warrants	—	90,448	0.1%

Total Assets	$160,785,316	$149,236,955	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $35,960,921 and $35,231,901, respectively, as of December 31, 2017.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$41,514,176	$40,683,792	31.5%
Senior Secured Loans - Second Lien	13,943,666	13,922,942	10.8%
Senior Secured Loans - Escrow Loan	87,816	9,100	0.0%
Unsecured Loans	2,799,878	3,326,186	2.6%
Asset-Backed Securities	1,930,704	1,966,177	1.5%
Closed-End Mutual Funds	14,154	16,793	0.0%
Corporate Bonds	53,545,760	52,543,477	40.7%
Common Stocks	10,786,964	13,856,775	10.7%
Preferred Stocks	3,215,965	1,960,275	1.5%
Warrants	—	891,799	0.7%
Rights	150,864	56,897	0.0%

Total Assets	$127,989,947	$129,234,213	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2018:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,031,283	1.1%
Luxembourg(1)	2,526,414	2.6%
United States	92,672,144	96.3%

Total Assets	$96,229,841	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2017:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,966,177	2.1%
Luxembourg(1)	2,175,110	2.3%
United States	89,861,025	95.6%

Total Assets	$94,002,312	100.0%

(1)	Investment denominated in USD

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred investment advisory fees payable to the Adviser of $2,025,178, $1,575,420 and $1,184,391. Of these amounts, $0, $1,499,906 and $1,184,391, respectively, were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred $(594,306), $418,739 and $175,567 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of December 31, 2018.

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred administration fees payable to the Adviser of $409,789, $314,337 and $236,876. Of these amounts, $0, $301,355 and $236,876, respectively, were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

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

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser. For the years ended December 31, 2018, 2017 and 2016, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the years ended December 31, 2018, 2017 and 2016, the Adviser incurred and paid offering costs of $238,568, $954,765 and $1,540,535, respectively, on our behalf. For the years ended December 31, 2018 and 2017, the Company capitalized $61,462 and $282,156 of offering costs. Of the capitalized offering costs, $184,847 and $381,881 were amortized to expense during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, $5,445 and $128,830 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2018, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

Fees Paid to Officers and Directors

Each director who is not an “interested person” of the Company as defined in the 1940 Act (the “Independent Directors”) receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Highland Fund Complex based on relative net assets. The “Highland Fund Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employees of an affiliate of the Adviser. Prior to December 8, 2017, Mr. Powell was treated as an “interested person” of the Company, for all purposes other than compensation and the Company’s code of ethics.

For the years ended December 31, 2018, 2017 and 2016, the Company recorded an expense relating to director fees of $19,804, $16,090 and $6,933, respectively, which represents the allocation of the director fees to the Company. As of December 31, 2018 and 2017 there was $0 of expenses payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2020.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of December 31, 2018 is $1,184,547. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2018	$1,352,097	$924,677	$427,420	$279,079	December 31, 2021
September 30, 2018	950,045	801,704	148,341	23,992	September 30, 2021
June 30, 2018	613,809	489,460	124,349	44,203	June 30, 2021
March 31, 2018	341,882	261,736	80,146	80,146	March 31, 2021

The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount/(recouped)	Recoupment eligibility expiration
December 31, 2017	$1,304,585	$975,289	$329,296	$(122,135)	December 31, 2020
September 30, 2017	983,110	531,679	451,431	252,953	September 30, 2020
June 30, 2017	631,906	433,428	198,478	50,913	June 30, 2020
March 31, 2017	329,791	182,226	147,565	147,565	March 31, 2020

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

During the year ended December 31, 2018 $1,131,421 of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the years ended December 31, 2018, 2017 and 2016, the Adviser committed $0, $0, $872,000, respectively, to the Company to voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of December 31, 2018 would have been lower by approximately this amount. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of December 31, 2018 and December 31, 2017, there were no amounts owed from the Adviser to the Company.

As of December 31, 2018 and December 31, 2017, the Company owed $291,904 and $296,092, respectively to the Adviser, largely related to advisory fees, administration fees, and the expense limitation agreement.

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

The character of income and capital gains to be distributed is determined in accordance with the Code, U.S. Treasury regulations, and other applicable authority, which may differ from U.S. GAAP. These differences include (but are not limited to) investments organized as partnerships for tax purposes, total return swaps, loan investments, and losses deferred due to wash sale transactions. Reclassifications are made to the Company’s capital accounts to reflect income and gains available for distribution (or available capital loss carryovers) under the Code, U.S. Treasury regulations, and other applicable authority. These reclassifications have no impact on net investment income, realized gains or losses, or net asset value of the Company. The calculation of net investment income per share in the Financial Highlights table excludes these adjustments.

As of December 31, 2018, 2017 and 2016, the Company made the following permanent book tax differences and reclasses:

	2018	2017	2016
Paid in capital excess of par value	$(314,911)	$(521,714)	$(1,827,909)
Distributions in excess of net investment income(1)	2,654,803	3,986,427	323,812
Accumulated realized gains(1)	(2,339,892)	(3,464,713)	1,504,097

(1)	Amounts are included in Total distributable earnings (loss) on the Statement of Assets and Liabilities.

During the year ended December 31, 2018, the differences between book and tax accounting were due primarily to non-deductible excise taxes and offering costs, partnerships, and basis adjustments of loan investments.

For the years ended December 31, 2018, 2017 and 2016, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

	2018	2017	2016
Undistributed ordinary income	$1,821,034	$3,267,424	$2,769,825
Net tax appreciation/(depreciation)	(9,471,326)	3,222,870	2,614,991
Undistributed capital gains	1,368,718	725,166	—
Other temporary differences	(20,194)	(22,087)	(23,980)

For the years ended December 31, 2018, 2017 and 2016, the Company had $0, $0 and $0 of capital loss carryovers, respectively.

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2018, 2017 and 2016, were as follows:

	2018	2017	2016
Paid Distributions attributable to:
Ordinary income	$6,964,121	$6,157,349	$3,464,844
Return of capital	—	—	—
Long term gain	636,657	—	—

Unrealized appreciation and depreciation at December 31, 2018, 2017 and 2016, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross appreciation	Gross (depreciation)	Net appreciation/ (depreciation)	Cost
December 31, 2018	$5,726,720	$(15,198,046)	$(9,471,326)	$105,156,185
December 31, 2017	9,086,469	(6,592,620)	2,493,849	139,303,775
December 31, 2016	3,559,782	(3,219,790)	339,992	81,864,150

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the years ended December 31, 2018, 2017 and 2016, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer from November 19, 2018, until expiration of December 20, 2018 at 5:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the fourth quarter tender offer, 183,934 shares of the Company were tendered for repurchase, constituting approximately 1.78% of the Company’s outstanding shares.

For the year ended December 31, 2018, the Company repurchased 3,752 shares as part of its death and disability repurchase program. For the year ended December 31, 2017, the Company did not repurchase any shares as part of its death and disability repurchase program.

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

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days’ notice. At December 31, 2018, current outstanding and fair value amounts were $32,583,965 and $32,742,192, respectively.

For the years ended December 31, 2018, 2017 and 2016, the components of total interest expense were as follows:

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Direct interest expense	$759,234	$95,181	$115,438
Commitment fees	—	8,054	45,836

Total interest expense	$759,234	$103,235	$161,274

Average daily amount outstanding	22,875,571	4,803,836	6,856,557
Weighted average interest rate	3.19%	1.98%	1.68%

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

Year Ended	Total Amount Outstanding	% of Asset Coverage
12/31/2018	$67,767,021	227%
12/31/2017	46,540,921	304%
12/31/2016	11,200,000	701%
12/31/2015	—	n/a
12/31/2014	—	n/a

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

The following is a summary of the underlying loans subject to the TRS as of December 31, 2018:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,340,000	$(513,750)
Air Medical Group Holdings (First Lien Term Loan)	Aerospace	L + 425	1.00%	9/26/2024	3,957,513	3,681,407	(276,106)
ASP AMC Merger Sub, Inc. (First Lien Term Loan)	Financial	L + 350	1.00%	4/21/2024	1,838,000	1,570,000	(268,000)
Avantor, Inc. (First Lien Term Loan)	Chemicals	L + 400	1.00%	11/21/2024	3,818,053	3,666,656	(151,397)
BioClinica, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	10/20/2023	1,893,461	1,809,636	(83,825)
Employbridge, LLC (First Lien Term Loan)	Service	L + 500	1.00%	4/10/2025	934,525	914,274	(20,251)
Endo Luxembourg Finance Company I S.a r.l. (First Lien Term Loan)	Healthcare	L + 425	0.75%	4/29/2024	3,999,697	3,780,808	(218,889)
Envision Healthcare Corp. (First Lien Term Loan)	Healthcare	L + 375	0.00%	9/28/2025	2,943,750	2,793,750	(150,000)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,715	3,616,026	(120,689)
BW NHHC Holdco, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,583,449	4,508,594	(74,855)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,475,478	2,243,692	(231,786)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	7,151,645	7,038,182	(113,463)
Sound Inpatient Physicians (First Lien Term Loan)	Healthcare	L + 675	0.00%	6/26/2026	1,575,000	1,495,278	(79,722)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,666	1,633,334	(33,332)
U.S Renal Care, Inc. (Second Lien Term Loan)	Healthcare	L + 800	1.00%	12/31/2023	1,939,438	1,828,750	(110,688)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	4/11/2025	4,843,267	4,691,915	(151,352)
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/29/2024	5,552,649	5,394,812	(157,837)

					Total		$(2,755,942)

					Accrued income and liabilities		208,450

					Total TRS Fair Value		$(2,547,492)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2017:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,775,000	$(78,750)
DJO Finance, LLC (First Lien Term Loan)	Healthcare	L + 325	1.00%	6/16/2020	3,989,796	3,934,936	(54,860)
Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L + 700	1.00%	8/31/2020	1,728,527	1,620,494	(108,033)
Fieldwood Energy, LLC (First Lien Term Loan)	Energy	L + 712.5	1.25%	9/30/2020	478,369	389,889	(88,480)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,725	3,717,219	(19,506)
iHeartCommunications, Inc. (First Lien Loan)	Media/ Telecommunications	L + 675	—	1/30/2019	4,112,500	3,737,500	(375,000)
Kindred Healthcare, Inc. (First Lien Term Loan)	Healthcare	L + 350	1.00%	4/09/2021	6,503,210	6,499,470	(3,740)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,503,122	2,375,000	(128,122)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	5,260,919	5,306,952	46,033
SkillSoft Corp. (First Lien Term Loan)	Technology	L + 475	1.00%	4/28/2021	1,867,441	1,877,218	9,777
SkillSoft Corp. (Second Lien Term Loan)	Technology	L + 825	1.00%	4/28/2022	1,259,895	1,327,389	67,494
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,667	1,670,834	4,167

					Total		$(729,020)

					Accrued income and liabilities		165,197

					Total TRS Fair Value		$(563,823)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

As of December 31, 2018, the Company had posted $20,580,000 of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the year ended December 31, 2018, the Company recognized a net realized gain on the TRS amounting to $1,169,203. The Company received $1,162,468 in cash payments from the TRS during the period and paid $176,702 with an increase of $183,437 in receivable from BNP Paribas for year ended December 31, 2018.

Note 8 — Economic Dependency and Commitments and Contingencies

Under various agreements, the Company has engaged the Adviser and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. Additionally, prior to termination of the offer, the Adviser paid all of the Company’s organization and offering costs subject to reimbursement to the extent organization and offering costs paid by the Adviser did not exceed 1% of gross proceeds raised. Please see Note 4 for additional details on organization and offering costs.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2018.

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

Valuation Risk

Certain of the Company’s assets are fair valued, including the Company’s investment in equity issued by TerreStar Corporation (“TerreStar”). TerreStar is a nonoperating company that does not currently generate revenue and which primarily derives its value from two spectrum frequencies, the license with respect to one of which was terminated by the FCC and is being contested by TerreStar on technical and public policy grounds. TerreStar currently anticipates such contest may take between 12 to 30 months and expects deployment of its other spectrum asset to require a similar period of time. If TerreStar is ultimately unsuccessful in its efforts, the terminated license would not be reinstated and the value of the TerreStar equity would likely be materially negatively impacted. The fair valuation of TerreStar involves uncertainty as it is materially dependent on these estimates. With regard to the likelihood of TerreStar regaining the terminated license, the Investment Adviser assigned a high probability of success, based in part in consultation with outside experts.

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of December 31, 2018:

Affiliated investments	Fair value as of December 31, 2017	Purchases	Sales	Realized gains (losses)	Change in unrealized gains (losses)	Fair value as of December 31, 2018	Dividend income
Gambier Bay, LLC(1)	$803,329	$—	$—	$—	$252,474	$1,055,803	$—

NexPoint Strategies Opportunities Fund	16,793	1,429,865	—	—	(149,653)	1,297,005	95,942

NexPoint Residential Trust, Inc.	—	846,587	—	2,422	56,196	902,783	1,267

Total affiliated investments	$820,122	$2,276,452	$—	$2,422	$159,017	$3,255,591	$97,209

(1)	Includes the value of iHeart Communications, Inc. bonds as of December 31, 2017 and subsequent activity.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015		For the Period ended December 31, 2014
							(1)
Common shares per share operating performance:
Net asset value, beginning of period	$9.68	$9.47	$8.02		$8.97		$9.13
Income from investment operations:
Net investment income(2)	0.36	0.59	0.69		0.42		0.05
Net realized and unrealized gain (loss)	(0.96)	0.32	1.25		(1.40)		(0.13)
Commitments by affiliates	—	—	0.18		0.68		—

Total from investment operations	(0.60)	0.91	2.12		(0.30)		(0.08)

Less distribution declared to common shareholders:
From net investment income	(0.73)	(0.72)	(0.71)		(0.56)		—
From net realized gains	—	—	—		—		—
From return of capital	—	—	—		(0.13)		—

Total distributions declared to common shareholders	(0.73)	(0.72)	(0.71)		(0.69)		—

Capital share transactions
Offering costs(2)	—	—	—		(0.06)		(0.08)
Issuance of common stock(3)	0.01	0.02	0.04		0.10		—
Shares tendered(2)	0.00 (4)	0.00 (4)	0.00	(4)	—		—
Net asset value, end of period	$8.36	$9.68	$9.47		$8.02		$8.97
Net asset value total return(5)	(6.75)%	10.06%	27.61	%(6)	(3.26	)%(6)	(1.75	)%(7)
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$86,311	$94,860	$67,293		$22,299		$12,382
Shares outstanding, end of period	10,322,327	9,804,321	7,102,226		2,779,381		1,381,087
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses	4.32%	5.21%	7.56%		11.91%		16.45	%(8)
Fees and expenses waived or reimbursed	(0.43)%	(2.37)%	(4.56)%		(9.62)%		(14.61	)%(9)
Net operating expenses	3.89%	2.84%	3.00%		2.29%		1.84	%(8)
Net investment income (loss) before fees waived or reimbursed	3.28%	3.80%	2.98%		(4.64)%		(12.42	)%(8)
Net investment income (loss) after fees waived or reimbursed	3.71%	6.17%	7.54%		4.97%		2.19	%(8)
Ratio of interest and credit facility expenses to average net assets	0.76%	0.13%	0.36%		0.46%		n/a
Ratio of incentive fees to average net assets(9)(10)	(0.60)%	0.51%	0.40%		—%		—%
Portfolio turnover rate	55%	113%	60%		97%		3	%(7)
Asset coverage ratio	227%	304%	701%		n/a		n/a
Weighted average commission rate paid(11)	$0.0380	$0.0225	$0.0094		$—		$—

(1)	Commenced operations on September 2, 2014.
(2)	Per share data was calculated using weighted average shares outstanding during the period.
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

(7)	Not annualized.
(8)	Annualized except for organizational costs.
(9)	Annualized.
(10)	All incentive fees were waived for the year ended December 31, 2016.
(11)	Represents the total dollar amount of commissions paid on portfolio transactions divided by total number of portfolio shares purchased and sold for which commissions were charged.

Note 12 — Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

Total investment income	$1,758,512	$1,842,814	$1,830,476	$2,136,605
Total investment income per common share	0.17	0.18	0.18	0.21
Net investment income	1,954,152	571,907	759,076	410,516
Net investment income per common share	0.19	0.05	0.07	0.04
Net realized and unrealized gain (loss)	(13,368,890)	478,938	(174,453)	3,159,480
Net realized and unrealized gain (loss) per common share	(1.28)	0.05	(0.02)	0.31
Net increase (decrease) in net assets resulting from operations	(11,414,738)	1,050,845	584,623	3,569,996
Basic and diluted earnings (loss) per common share	(1.09)	0.10	0.06	0.35
Net asset value per common share at end of quarter	8.36	9.65	9.73	9.85

	Quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

Total investment income	$1,272,429	$1,571,497	$2,177,088	$2,413,806
Total investment income per common share	0.14	0.18	0.26	0.32
Net investment income	(134,843)	1,377,808	1,816,628	2,034,334
Net investment income per common share	(0.01)	0.15	0.22	0.27
Net realized and unrealized gain (loss)	2,931,684	(1,579,641)	543,274	478,928
Net realized and unrealized gain (loss) per common share	0.31	(0.18)	0.06	0.06
Net increase (decrease) in net assets resulting from operations	2,796,841	(201,833)	2,359,902	2,513,262
Basic and diluted earnings (loss) per common share	0.30	(0.02)	0.28	0.34
Net asset value per common share at end of quarter	9.68	9.56	9.75	9.65

	Quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Total investment income	$1,677,436	$1,384,030	$942,755	$675,433
Total investment income per common share	0.26	0.25	0.23	0.22
Net investment income	1,148,783	1,030,934	624,400	542,973
Net investment income per common share	0.17	0.19	0.15	0.18
Net realized and unrealized gain (loss)	(762,755)	1,886,765	1,950,397	2,076,601
Net realized and unrealized gain (loss) per common share	(0.12)	0.34	0.47	0.68
Net increase (decrease) in net assets resulting from operations	386,028	2,917,699	2,574,797	2,619,574
Basic and diluted earnings (loss) per common share	0.06	0.53	0.62	0.86
Net asset value per common share at end of quarter	9.47	9.59	9.20	8.69

The sum of quarterly per share amounts may not equal per share amounts reported for the years ended December 31, 2018, 2017 and 2016. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On December 7, 2018, the board of directors (the “Board”) of NexPoint Capital, Inc. (the “Company”) declared a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on January 30, 2019, to the stockholders of record on January 28, 2019, and a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on February 27, 2019, to the stockholders of record on February 25, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NexPoint Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of NexPoint Capital, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodian and brokers; when replies have not been received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 11, 2019

We have served as the auditor of one or more investment companies of NexPoint Advisors, L.P. and its affiliates since 2004.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Investment Company Act of 1940, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this report on Form 10-K, Management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness for the Company relating to the application of ASC 820 and reasonableness and reliability of assumptions used in the fair value model which are monitored by the Valuation Committee through the operation of a review control. This control was not designed at an appropriate level of precision to ensure the accurate valuation of Level 3 securities. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in material pricing errors related to a hard-to-value security held by the Company, over a period of time. Additionally, this material weakness could result in a misstatement to the investment balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Management has developed a plan to remediate the material weakness described above. Management utilizes a Valuation Sub-Committee as part of its existing valuation process. Management will undertake the addition of a review control by adding one or more members to the Valuation Sub-Committee to conduct control activities designed to operate at a level of precision which will enable such errors to be detected. Additionally, Management will undertake enhancements to its Valuation Committee by providing training materials to members of its Valuation Committee with respect to the application of ASC 820 as well as the usage of subject matter expert inputs as inputs to fair value determinations. Finally, management will undertake enhancements to its review control by designing additional control activities to more precisely assess the application of ASC 820 to fair value models.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria, except for the material weakness noted above.

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

(c) Changes in Internal Controls Over Financial Reporting.

Other than the planned enhancements to controls noted above, there have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, or fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

(1)	Financial Statements — Refer to Item 8 starting on page 84—TBD

(2)	Financial Statement Schedules — None

(3)	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.10	Control Agreement, dated and effective as of June 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

Number	Description

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of June 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.12	Committed Facility Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.17	Amended and Restated Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of April 2, 2018, by and between NexPoint Capital, Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on April 6, 2018)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: March 11 2019	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Chief Accounting Officer and Principal Financial Officer

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

Signature	Title	Date

/s/ James D. Dondero	President	March 11, 2019
James D. Dondero	(Principal Executive Officer)

/s/ Frank Waterhouse	Chief Financial Officer	March 11, 2019
Frank Waterhouse	(Treasurer, Principal Accounting Officer and Principal Financial Officer)

/s/ Dr. Bob Froehlich Dr. Bob Froehlich	Director	March 11, 2019

/s/ John Honis John Honis	Director	March 11, 2019

/s/ Timothy K. Hui Timothy K. Hui	Director	March 11, 2019

/s/ Ethan K. Powell Ethan K. Powell	Director	March 11, 2019

/s/ Bryan A. Ward Bryan A. Ward	Director	March 11, 2019