Form 10-Q
period 2019-03-31
NexPoint Capital, Inc.
filed 2019-05-15
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of March 31, 2019, the Registrant had 10,385,280 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Unaffiliated investments, at fair value (cost of $106,462,503 and $99,252,969, respectively)	$103,996,402	$92,974,250
Affiliated investments, at fair value (cost of $5,776,347 and $5,769,291, respectively)(1)	3,674,275	3,255,591
Cash and cash equivalents	5,390,798	7,112,205
Due from counterparty(2)	21,880,000	20,580,000
Receivable due on total return swaps(2)	290,762	366,952
Dividends and interest receivable	1,691,923	1,177,217
Prepaid expenses	8,067	10,930
Capitalized offering costs	—	5,445

Total assets	136,932,227	125,482,590

Liabilities
Credit facility and notes payable(3)	37,600,000	32,583,965
Payable for investments purchased	4,458,551	2,573,276
Unrealized depreciation on total return swap(2)	2,739,995	2,547,492
Payable to Adviser(4)	550,856	291,904
Interest expense and commitment fees payable	105,872	7,707
Accrued expenses and other liabilities	443,090	445,304
Distributions payable	—	721,979

Total liabilities	45,898,364	39,171,627

Commitments and contingencies(5)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,385,280 and 10,322,327 shares issued and outstanding, respectively)	10,385	10,322
Paid-in capital in excess of par	93,182,381	92,602,409
Total distributable earnings (loss)	(2,158,903)	(6,301,768)

Total net assets	$91,033,863	$86,310,963

Net asset value per share of common stock	$8.77	$8.36

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of total return swaps.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 4 for a discussion of related party transactions and arrangements.
(5)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Investment income:
Interest	$1,494,454	$1,944,220
Interest paid in kind	148,546	—
Dividend income from unaffiliated investments	254,292	182,057
Dividend income from affiliated investments(1)	46,185	398
Other fee income	44,930	9,930

Total investment income	1,988,407	2,136,605

Expenses:
Investment advisory fees(2)	491,029	460,497
Interest expense and commitment fees(3)	306,350	200,732
Administration fees(2)	98,791	101,291
Stock transfer fee	98,501	105,328
Custodian and accounting service fees	77,484	77,160
Audit and tax fees	58,259	56,219
Legal fees	27,116	49,873
Reports to stockholders	19,801	12,083
Other expenses	9,464	38,559
Amortized offering costs	5,445	68,154
Directors’ fees(2)	4,918	4,443
Capital gains incentive fees(2)	—	631,896

Total expenses	1,197,158	1,806,235
Expenses waived or reimbursed by the Adviser(2)	(38,964)	(80,146)

Net expenses	1,158,194	1,726,089

Net investment income	830,213	410,516

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	786,753	(198,342)
Affiliated investments(1)	—	—
Total return swaps(4)	362,481	(284)
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	3,812,618	4,518,550
Affiliated investments(1)	411,628	(2,034,228)
Total return swaps(4)	(192,503)	873,784

Net realized and unrealized gains (losses)	5,180,977	3,159,480

Net increase in net assets resulting from operations	6,011,190	3,569,996

Per share information - basic and diluted per common share
Net investment income:	$0.08	$0.04
Earnings per share:	$0.58	$0.35
Weighted average shares outstanding:	10,398,413	10,158,594
Distributions declared per share:	0.18	0.18

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Increase (decrease) in net assets resulting from operations:
Net investment income	$830,213	$410,516
Net realized gain (loss) on investments and securities sold short	786,753	(198,342)
Net realized gain (loss) on total return swaps(1)	362,481	(284)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	4,224,246	2,484,322
Net change in unrealized appreciation (depreciation) on total return swaps(1)	(192,503)	873,784

Net increase in net assets resulting from operations	6,011,190	3,569,996

Distributions to stockholders:

Total distributions to stockholders(2)	(1,868,325)	(1,827,833)

Capital share transactions:
Issuance of common stock	—	5,315,483
Issuance of common shares pursuant to distribution reinvestment plan	1,644,600	1,187,148
Repurchase of common stock	(1,064,565)	(765,942)

Net increase in net assets resulting from capital transactions	580,035	5,736,689

Total increase in net assets	4,722,900	7,478,852
Net assets at beginning of period	86,310,963	94,859,957

Net assets at end of period	$91,033,863	$102,338,809

Changes in common shares
Issuance of common stock	—	538,995
Reinvestment of common stock	188,099	121,001
Repurchase of common stock	(125,146)	(77,488)

Net increase in common shares	62,953	582,508

(1)	See Note 7 for a discussion of total return swaps.
(2)

Per the Securities Exchange Commission release #33-10532 “Disclosure Update and Simplification”; it is no longer required to differentiate distributions from earnings as either from net investment income or net realized capital gains.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities
Net increase in net assets resulting from operations	$6,011,190	$3,569,996
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities:
Purchases of investment securities	(14,574,419)	(20,676,579)
Payment-in-kind investments	(148,546)	(117,075)
Proceeds from sales and principal repayments of investment securities	8,522,863	13,061,868
Net realized (gain) loss on investments	(786,753)	198,342
Net change in unrealized (appreciation) depreciation on investments	(4,224,246)	(2,484,322)
Net change in unrealized depreciation on total return swaps	192,503	(873,784)
Amortization of premium/discount, net	(229,735)	(260,120)
Amortization of capitalized offering costs	5,445	68,154
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	2,768,395
(Increase) decrease in dividends and interest receivable	(514,706)	(306,257)
(Increase) decrease in prepaid expenses	2,863	22,713
(Increase) decrease in due from counterparty	(1,300,000)	—
(Increase) decrease in receivable due on total return swap	76,190	94,120
Increase (decrease) in payable for investments purchased	1,885,275	2,598,630
Increase (decrease) in payable to Adviser	258,952	243,226
Increase (decrease) in incentive fees payable	—	631,896
Increase (decrease) in interest expense and commitment fees payable	98,165	(43,571)
Increase (decrease) in accrued expenses and other liabilities	(2,214)	(181,055)

Net cash flow used in operating activities	(4,727,173)	(1,685,423)

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	—	5,318,283
Repurchase of common stock, net of payable	(1,064,565)	(139,702)
Distributions paid in cash	(945,704)	(640,685)
Offering costs paid, net of due to Adviser	—	(61,462)
Net increase in credit facilities and notes payable	5,016,035	2,494,303

Net cash flow provided by financing activities	3,005,766	6,970,737

Net increase (decrease) in cash and cash equivalents	(1,721,407)	5,285,314
Cash and cash equivalents
Beginning of the period	7,112,205	11,044,982

End of the period	$5,390,798	$16,330,296

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$148,546	$117,075
Cash paid during the period for interest	$208,185	$244,303
Reinvestment of distributions paid	$1,644,600	$1,187,148
Local and excise taxes paid	$139,446	$134,104

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of March 31, 2019

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 18.2%(4)
Energy – 2.4%
Fieldwood Energy, LLC (Second Lien Term Loan)(5)	L + 725	1.00%	4/11/2023	$567,797	$550,507	$485,466
Fieldwood Energy LLC (First Lien Term Loan)(5)	L + 525	1.00%	4/11/2022	1,800,549	1,795,982	1,739,223

						2,224,689

Healthcare – 9.9%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(6)(7)(8)	L + 375	0.00%	7/24/2025	2,586,207	2,573,276	2,589,440
Envision Healthcare Corp. (First Lien Term Loan)(6)(7)	L + 375	0.00%	10/11/2025	1,995,000	1,885,275	1,871,150
U.S. Renal Care, Inc. (Second Lien Term Loan)(7)	L + 800	1.00%	12/29/2023	4,500,000	4,438,536	4,519,710

						8,980,300

Media/Telecommunications – 3.9%
iHeartCommunications, Inc. (First Lien Term Loan)(9)				5,000,000	4,051,750	3,580,000

Retail – 1.4%
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(9)				2,337,767	1,519,548	1,260,599

Telecommunication Services – 0.6%
TerreStar Corp. (First Lien Term Loan)(10)(11)	11% PIK		2/27/2020	537,568	537,568	537,030

Utility – 0.0%
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan)(12)				3,500,000	79,372	1,925

Total Senior Secured Loans						16,584,543

Unsecured Loans – 4.4%
Materials – 4.4%
OmniMax International, Inc.(10)(11)	14% PIK, 2% Cash		2/6/2021	3,972,818	3,630,521	3,972,818
Total Unsecured Loans						3,972,818

Asset-Backed Securities – 1.2%
Financials – 1.2%
Grayson Investor Corp.(8)(13)(14)(15)			11/1/2021	800	456,000	315,240
Highland Park CDO I Ltd. 2006 1A A2(7)(8)(13)(15)	L + 40		11/25/2051	594,556	494,300	593,641
PAMCO CLO 1997-1A B(8)(9)(10)(11)(13)(15)				374,239	215,187	150,781

Total Asset-Backed Securities						1,059,662

Mortgage-Backed Securities – 4.4%
Financials – 4.4%
FREMF 2019-KF60 Mortgage Trust(5)(13)			2/25/2026	4,006,458	4,000,007	4,000,000

Total Mortgage-Backed Securities						4,000,000

				Shares
Closed-End Mutual Funds – 1.5%
Financials – 1.5%
NexPoint Strategic Opportunities Fund(8)(16)(17)				65,078	1,444,020	1,416,748

Total Closed-End Mutual Funds						1,416,748

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of March 31, 2019

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Corporate Bonds – 55.3%
Financials – 5.2%
ASP AMC Merger Sub, Inc.(13)(17)	8.000%		5/15/2025	$7,325,000	$6,910,313	$3,332,875
Freedom Mortgage Corp.(13)(17)	8.250%		4/15/2025	1,500,000	1,500,000	1,338,750

						4,671,625

Healthcare – 50.1%
Endo Finance LLC / Endo Finco Inc.(13)(17)	6.000%		7/15/2023	9,500,000	8,186,890	7,362,500
Ortho-Clinical Diagnostics(13)(17)	6.625%		5/15/2022	11,217,000	10,764,963	10,701,018
Quorum Health Corp.(13)(17)	11.625%		4/15/2023	3,459,000	3,190,331	3,113,100
Surgery Center Holdings(8)(13)(17)	6.750%		7/1/2025	10,858,000	10,235,977	9,880,780
Tenet Healthcare Corp.(8)(17)	8.125%		4/1/2022	1,000,000	979,566	1,079,600
Valeant Pharmaceuticals International, Inc.(8)(13)(17)	5.875%		5/15/2023	4,000,000	3,507,025	4,065,000
Valeant Pharmaceuticals International, Inc.(8)(13)(17)	6.125%		4/15/2025	9,500,000	8,664,421	9,428,750

						45,630,748

Total Corporate Bonds						50,302,373

				Shares
Common Stocks – 24.7%
Chemicals – 0.3%
MPM Holdings, Inc.(8)(18)				8,500	250,750	255,425

Energy – 6.7%
Enterprise Products Partners L.P.(8)(17)				170,000	4,144,041	4,947,000
Energy Transfer Equity L.P.(8)(17)				75,000	1,438,740	1,152,750

						6,099,750

Healthcare – 3.7%
Acadia Healthcare Co., Inc.(8)(17)(18)				24,900	981,582	729,819
Amarin Corp. Plc(8)(17)(18)				70,000	991,130	1,453,200
Heron Therapeutics, Inc.(8)(17)(18)				19,232	500,032	470,030
Nevro Corp.(8)(17)(18)				2,000	118,080	125,020
Quorum Health Corp.(17)(18)				408,514	2,184,094	571,920
SteadyMed Ltd.(8)(10)(11)(18)				54,749	14,508	14,508

						3,364,497

Materials – 0.9%
OmniMax International, Inc.(10)(11)(18)				6,698	663,116	818,312

Media/Telecommunications – 1.4%
Gambier Bay, LLC(10)(11)(16)(18)				9,180,900	3,478,685	1,262,374

Real Estate Investment Trusts (REITs) – 4.0%
NexPoint Residential Trust, Inc.(8)(16)(17)				25,956	853,642	995,153
Independence Realty Trust, Inc.(8)(17)				246,727	2,180,872	2,662,184

						3,657,337

Telecommunication Services – 4.4%
TerreStar Corp.(10)(11)(18)				14,035	1,599,990	4,008,677

Utility – 3.3%
Vistra Energy Corp.(17)				115,000	1,776,757	2,993,450

Total Common Stocks						22,459,822

	Preferred Dividend Rate
Preferred Stocks – 8.5%
Real Estate Investment Trusts (REITs) – 8.5%
Braemar Hotels & Resorts, Inc.(8)(17)	5.500%			258,065	4,000,008	5,150,977
RAIT Financial Trust(17)(19)	8.875%			148,057	3,113,308	370,143
The Crossings Preferred Equity(10)(11)	12.25%			42	2,189,561	2,196,121

						7,717,241

Total Preferred Stocks						7,717,241

Rights – 0.0%
Utility – 0.0%
Texas Competitive Electric Holdings Company, LLC (TXU)(18)				58,356	148,619	44,146

Total Rights						44,146

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of March 31, 2019

(Unaudited)

Warrants – 0.1%
Healthcare – 0.1%
Galena Biopharma, Inc.(11)(18)	1/12/2021	1,500,054	$—	$—
Gemphire Therapeutics, Inc.(11)(18)	3/15/2022	118,796	—	30,859
SCYNEXIS, Inc.(11)(18)	6/21/2021	195,000	—	57,136

				87,995

Materials – 0.0%
OmniMax International, Inc.(10)(11)(18)	8/6/2025	207	—	25,329

Total Warrants				113,324

Total Investments – 118.2%			$112,238,850	$107,670,677

Cash Equivalents – 5.8%(20)				$5,256,260
Other Assets & Liabilities, net – (24.0%)				$(21,893,074)

Net Assets – 100.0%				$91,033,863

			Notional Amount(21)	Unrealized Depreciation
Total Return Swap – (3.0%)
BNP Paribas TRS Facility (Note 7)			59,523,919	(2,739,995)

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at March 31, 2019. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2019 was 2.49%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(6)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(7)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2019 was 2.60%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(8)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 29.7% of the Company’s total assets as of March 31, 2019.

(9)	The issuer is in default of its payment obligation, or is in danger of default.
(10)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(11)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $13,073,945 or 14.4% of net assets were fair valued under the Company’s valuation procedures as of March 31, 2019.

(12)	The investment represents value held in escrow pending future events. No interest is being accrued.
(13)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of March 31, 2019, these securities amounted to $54,282,435, or 59.6% of net assets.

(14)	The investment is considered to be the equity tranche of the issuer.
(15)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(16)	Represents an affiliated issuer. Assets with a total aggregate market value of $3,674,275, or 4.0% of net assets, were affiliated with the Company as of March 31, 2019 (see Note 10).
(17)	All or part of this security is pledged as collateral for margin/facility borrowings. The market value of the securities pledged as collateral was $73,340,767.
(18)	Non-income producing security.
(19)	The issuer has suspended the quarterly dividend for this security.
(20)	State Street U.S. Government Money Market Fund.
(21)	Notional value of the underlying securities in the Total Return Swap is calculated by multiplying par by the initial price.

Glossary

ADR	American Depositary Receipt
PIK	Payment-in-Kind

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2018

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 16.4%(4)
Energy – 2.6%
Fieldwood Energy, LLC (Second Lien Term Loan)(5)	L + 725	1.00%	4/11/2023	$567,797	$549,645	$501,364
Fieldwood Energy LLC (First Lien Term Loan)(5)	L + 525	1.00%	4/11/2022	1,800,549	1,795,648	1,694,776

						2,196,140

Healthcare – 7.9%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(6)(7)(8)	L + 375	0.00%	7/24/2025	2,586,207	2,573,276	2,526,414
U.S. Renal Care, Inc. (Second Lien Term Loan)(7)	L + 800	1.00%	12/29/2023	4,500,000	4,436,086	4,320,000

						6,846,414

Media/Telecommunications – 3.9%
iHeartCommunications, Inc. (First Lien Term Loan)(9)				5,000,000	4,051,750	3,381,950

Retail – 1.4%
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan)(9)				2,367,324	1,538,760	1,171,825

Telecommunication Services – 0.6%
TerreStar Corp. (First Lien Term Loan)(10)(11)	11% PIK		2/27/2020	523,368	523,369	522,845

Utility – 0.0%
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan)(12)				3,500,000	87,816	8,750

Total Senior Secured Loans						14,127,924

Unsecured Loans – 4.4%
Materials – 4.4%
OmniMax International, Inc.(10)(11)	14% PIK, 2% Cash		2/6/2021	3,838,472	3,454,143	3,838,472

Total Unsecured Loans						3,838,472

Asset-Backed Securities – 1.2%
Financials – 1.2%
Grayson Investor Corp.(8)(13)(14)(15)			11/1/2021	800	456,000	271,920
Highland Park CDO I Ltd. 2006 1A A2(7)(8)(13)(15)	L + 40		11/25/2051	658,095	546,516	615,319
PAMCO CLO 1997-1A B(8)(9)(10)(11)(13)(15)				374,239	215,187	144,044

						1,031,283

Total Asset-Backed Securities						1,031,283

				Shares
Closed-End Mutual Funds – 1.5%
Financials – 1.5%
NexPoint Strategic Opportunities Fund(8)(16)(17)				65,078	1,444,019	1,297,005

Total Closed-End Mutual Funds						1,297,005

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Corporate Bonds – 56.7%
Financials – 6.0%
ASP AMC Merger Sub, Inc.(13)(17)	8.000%		5/15/2025	7,325,000	6,898,195	3,918,875
Freedom Mortgage Corp.(13)(17)	8.250%		4/15/2025	1,500,000	1,500,000	1,290,000

						5,208,875

Healthcare – 50.7%
DJO Finance LLC / DJO Finance Corp.(13)(17)	8.125%		6/15/2021	6,500,000	6,270,057	6,711,250
Endo Finance LLC / Endo Finco Inc.(13)(17)	6.000%		7/15/2023	7,500,000	6,496,223	5,756,250
Ortho-Clinical Diagnostics(13)(17)	6.625%		5/15/2022	9,217,000	8,801,814	8,341,385
Quorum Health Corp.(13)(17)	11.625%		4/15/2023	3,459,000	3,178,462	3,268,755
Surgery Center Holdings(8)(13)(17)	6.750%		7/1/2025	10,858,000	10,216,848	9,283,590

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2018

Tenet Healthcare Corp.(8)(17)	8.125%	4/1/2022	$1,000,000	$978,124	$1,006,250
Valeant Pharmaceuticals International, Inc.(8)(13)(17)	5.875%	5/15/2023	4,000,000	3,482,925	3,715,000
Valeant Pharmaceuticals International, Inc.(8)(13)(17)	6.125%	4/15/2025	6,500,000	5,723,046	5,687,500

					43,769,980

Total Corporate Bonds					48,978,855

			Shares
Common Stocks – 25.6%
Chemicals – 0.3%
MPM Holdings, Inc.(8)(18)			8,500	250,750	267,750

Energy – 6.0%
Enterprise Products Partners L.P.(8)(17)			170,000	4,144,041	4,180,300
Energy Transfer Equity L.P.(8)(17)			75,000	1,438,740	990,750

					5,171,050

Healthcare – 5.3%
Acadia Healthcare Co., Inc.(8)(17)(18)			24,900	981,583	640,179
Amarin Corp. Plc(8)(17)(18)			140,000	1,982,260	1,905,400
Heron Therapeutics, Inc.(8)(17)(18)			19,232	500,032	498,878
Nevro Corp.(8)(17)(18)			8,000	500,402	311,120
Quorum Health Corp.(17)(18)			408,514	2,184,094	1,180,605
SteadyMed Ltd.(8)(10)(11)(18)			54,749	14,508	14,509

					4,550,691

Materials – 1.5%
OmniMax International, Inc.(10)(11)(18)			6,698	663,115	1,303,257

Media/Telecommunications – 1.2%
Gambier Bay, LLC(10)(11)(16)(18)			9,180,900	3,478,685	1,055,803

Real Estate Investment Trusts (REITs) – 3.7%
NexPoint Residential Trust, Inc.(8)(16)(17)			25,757	846,587	902,783
Independence Realty Trust, Inc.(8)(17)			246,727	2,180,872	2,264,954

					3,167,737

Telecommunication Services – 4.5%
TerreStar Corp.(10)(11)(18)			14,035	1,599,990	3,913,800

Utility – 3.1%
Vistra Energy Corp.(17)(18)			115,000	1,776,757	2,632,350

Total Common Stocks					22,062,438

	Preferred Dividend Rate
Preferred Stocks – 5.5%
Real Estate Investment Trusts (REITs) – 5.5%
Braemar Hotels & Resorts, Inc.(8)(17)	5.500%		258,065	4,000,008	4,427,105
RAIT Financial Trust(17)(19)	8.875%		148,057	3,113,308	333,128

					4,760,233

Total Preferred Stocks					4,760,233

Rights – 0.1%
Utility – 0.1%
Texas Competitive Electric Holdings Company, LLC (TXU)(18)			58,356	148,619	43,183

Total Rights					43,183

Warrants – 0.1%
Healthcare – 0.1%
Galena Biopharma, Inc.(11)(18)		1/12/2021	1,500,054	—	—
Gemphire Therapeutics, Inc.(11)(18)		3/15/2022	118,796	—	17,159
SCYNEXIS, Inc.(11)(18)		6/21/2021	195,000	—	32,949

					50,108

Materials – 0.0%
OmniMax International, Inc.(10)(11)(18)		8/6/2025	207	—	40,340

Total Warrants					90,448

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2018

Total Investments – 111.5%	$105,022,260	$96,229,841

Cash Equivalents – 8.1%(20)		$6,957,619
Other Assets & Liabilities, net – (19.6%)		$(16,876,497)

Net Assets – 100.0%		$86,310,963

	Notional Amount(21)	Unrealized Depreciation
Total Return Swap – (3.0%)
BNP Paribas TRS Facility (Note 7)	55,763,056	(2,547,492)

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

See Notes to Financial Statements.

NexPoint Capital, Inc.

Notes to Financial Statements (Unaudited)

Note 1 — Organization

NexPoint Capital, Inc. (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 946 Financial Services—Investment Companies. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations. The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). In this report, “we,” “us” and “our” refer to NexPoint Capital, Inc.

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through March 31, 2019, the Adviser controls 2,377,462 total shares, including reinvestment of dividends, for a net amount of approximately $20.9 million.

The Company has retained the Adviser to manage certain aspects of its affairs on a day-to-day basis. NexPoint Securities, Inc. (formerly, Highland Capital Funds Distributor, Inc.) (the “Dealer Manager”), an entity under common ownership with the Adviser, served as the dealer manager of the Company’s continuous public offering prior to the termination of the offering. The Adviser and Dealer Manager are related parties and will receive fees and other compensation for services related to the investment and management of the Company’s assets and the continuous public offering. The Company’s continuous public offering ended on February 14, 2018.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements is not required for interim financial statements and has been condensed or omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2019. The interim financial data as of March 31, 2019, and for the three months ended March 31, 2019 and March 31, 2018 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies, if any is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of March 31, 2019 and December 31, 2018, the Company had cash and cash equivalents of $5,390,798 and $7,112,205, respectively. As of March 31, 2019 and December 31, 2018, $5,256,260 and $6,957,619 was held in the State Street U.S. Government Money Market Fund, and $134,538 and $154,586 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of March 31, 2019 and December 31, 2018, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three months ended March 31, 2019 and March 31, 2018, the Company recognized $44,930 and $9,930 of fee income, respectively.

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

As of March 31, 2019, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$150,781
Gambier Bay, LLC	Common Stocks	1,262,374
OmniMax International, Inc.	Common Stocks	818,312
SteadyMed Ltd.	Common Stocks	14,508
TerreStar Corp.	Common Stocks	4,008,677
The Crossings Preferred Equity	Preferred Stocks	2,196,121
TerreStar Corp.	Senior Secured Loans	537,030
OmniMax International, Inc.	Unsecured Loans	3,972,818
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	30,859
OmniMax International, Inc.	Warrant	25,329
SCYNEXIS, Inc.	Warrant	57,136

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

As of March 31, 2019, the Company’s investments consisted of senior secured loans, unsecured loans, bonds, asset-backed securities, mortgage-backed securities, common stocks, preferred stocks, a closed-end mutual fund, a total return swap (“TRS”) and rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of March 31, 2019 and December 31, 2018:

NexPoint Capital, Inc.

Schedule of Investments

As of March 31, 2019

(Unaudited)

Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$2,224,689	$—	$2,224,689
Healthcare	—	8,980,300	—	8,980,300
Media/Telecommunications	—	3,580,000	—	3,580,000
Retail	—	1,260,599	—	1,260,599
Telecommunication Services	—	—	537,030	537,030
Utility	—	1,925	—	1,925
Unsecured Loans
Materials	—	—	3,972,818	3,972,818
Asset-Backed Securities
Financials	—	908,881	150,781	1,059,662
Mortgage-Backed Securities	—	4,000,000	—	4,000,000
Closed-End Mutual Funds	1,416,748	—	—	1,416,748
Corporate Bonds	—	50,302,373	—	50,302,373
Common Stocks
Chemicals	255,425	—	—	255,425
Energy	6,099,750	—	—	6,099,750
Healthcare	3,349,989	—	14,508	3,364,497
Materials	—	—	818,312	818,312
Media/Telecommunications	—	—	1,262,374	1,262,374
Real Estate Investment Trusts (REITs)	3,657,337	—	—	3,657,337
Telecommunication Services	—	—	4,008,677	4,008,677
Utility	2,993,450	—	—	2,993,450
Preferred Stocks	5,521,120	—	2,196,121	7,717,241
Rights	—	44,146	—	44,146
Warrants
Healthcare	—	87,995	—	87,995
Materials	—	—	25,329	25,329

Total Assets	$23,293,819	$71,390,908	$12,985,950	$107,670,677

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(2,739,995)	$(2,739,995)

Total Liabilities	$—	$—	$(2,739,995)	$(2,739,995)

Total Investments net of Securities Sold Short	$23,293,819	$71,390,908	$10,245,955	$104,930,682

	December 31, 2018
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$2,196,140	$—	$2,196,140
Healthcare	—	6,846,414	—	6,846,414
Media/Telecommunications	—	3,381,950	—	3,381,950
Retail	—	1,171,825	—	1,171,825
Telecommunication Services	—	—	522,845	522,845
Utility	—	8,750	—	8,750
Unsecured Loans	—	—	3,838,472	3,838,472
Asset-Backed Securities	—	887,239	144,044	1,031,283
Closed-End Mutual Funds	1,297,005	—	—	1,297,005
Corporate Bonds	—	48,978,855	—	48,978,855
Common Stocks
Chemicals	267,750	—	—	267,750
Energy	5,171,050	—	—	5,171,050
Healthcare	4,536,182	—	14,509	4,550,691
Materials	—	—	1,303,257	1,303,257
Media/Telecommunications	—	—	1,055,803	1,055,803
Real Estate Investment Trusts (REITs)	3,167,737	—	—	3,167,737

Telecommunication Services	—	—	3,913,800	3,913,800
Utility	2,632,350	—	—	2,632,350
Preferred Stocks	4,760,233	—	—	4,760,233
Rights	—	43,183	—	43,183
Warrants
Healthcare	—	50,108	—	50,108
Materials	—	—	40,340	40,340

Total Assets	$21,832,307	$63,564,464	$10,833,070	$96,229,841

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(2,547,492)	$(2,547,492)

Total Liabilities	$—	$—	$(2,547,492)	$(2,547,492)

Total Investments Net of Swap Contracts	$21,832,307	$63,564,464	$8,285,578	$93,682,349

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2019.

Investments:	Balance as of December 31, 2018	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of March 31, 2019	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$522,845	$—	$—	$—	$—	$(14)	$14,199	$—	$537,030	$(14)
Unsecured Loans
Materials	3,838,472	—	—	42,031	—	(42,032)	134,347	—	3,972,818	(42,302)
Asset-Backed Securities
Financials	144,044	—	—	—	—	6,737	—	—	150,781	6,737
Common Stocks
Healthcare	14,509	—	—	—	—	(1)	—	—	14,508	(1)
Materials	1,303,257	—	—	—	—	(484,945)	—	—	818,312	(484,945)
Media/Telecommunications	1,055,803	—	—	—	—	206,571	—	—	1,262,374	206,571
Telecommunication Services	3,913,800	—	—	—	—	94,877	—	—	4,008,677	94,877
Preferred Stocks
Real Estate Investment Trusts (REITs)	—	—	—	—	—	6,560	2,189,561	—	2,196,121	6,560
Warrants
Materials	40,340	—	—	—	—	(15,011)	—	—	25,329	(15,011)

Total	$10,833,070	$—	$—	$42,031	$—	$(227,258)	$2,338,107	$—	$12,985,950	$(277,258)

Liabilities
Total Return Swaps(1)	$(2,547,492)	$—	$—	$—	$—	$(192,503)	$—	$—	$(2,739,995)	$(192,503)

(1)

During the three months ended March 31, 2019, the Company recognized a net realized gain on the TRS amounting to $362,481. The Company received $448,827 in cash payments from the TRS during the period and paid $10,156, with a decrease of $76,190 in receivable from BNP Paribas for the three months ended March 31, 2019.

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

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the three months ended March 31, 2019, there was no transfer from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the three months ended March 31, 2018, $1,445,992 was transferred from Level 2 to Level 3.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of March 31, 2019 and December 31, 2018:

Investment	Fair value at March 31, 2019	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Common Equity	$6,103,871	Discounted Cash Flow	Discount Rate	11.00% - 15.00%
			Terminal Multiple	6.75x
		Multiples Analysis	Multiple of EBITDA	6.50x - 7.75x
			Unadjusted Price/MHz-PoP	$0.120 - $0.950
			Risk Discount	39.0% - 42.3%
		Transaction Analysis	Multiple of EBITDA	7.25x - 7.75x
		Transaction Indication of Value	Enterprise Value ($mm)	$365.0 - $771.0
		Pricing Feed	N/A	N/A
		Implied Value	Cash Payment Value	$4.46%
Preferred Equity	2,196,121	Discounted Cash Flow	Discount Rate	12.75%
Senior Secured Loans	537,030	Discounted Cash Flow	Discount Rate Spread Adjustment	11.1% 0.10%
Unsecured Loans	3,972,818	Discounted Cash Flow	Discount Rate	16.0%

Warrants	25,329	Discounted Cash Flow	Discount Rate	11.00% - 13.00%
			Terminal Multiple	6.75x
		Multiples Analysis	Multiple of EBITDA	6.50x - 7.75x
		Transaction Analysis	Multiple of EBITDA	7.25x - 7.75x
Asset-Backed Securities	150,781	Discounted Cash Flow	Discount Rate	20.88%

Total	$12,985,950

Total Return Swaps	$(2,739,995)	Third Party Pricing Vendor	N/A	N/A

Investment	Fair value at December 31, 2018	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Common Equity	$6,287,369	Discounted Cash Flow	Discount Rate	11.00% - 15.00%
			Terminal Multiple	6.5x
		Multiples Analysis	Multiple of EBITDA	6.0x - 7.0x
			Unadjusted Price/MHz-PoP	$0.120 - $0.800
			Risk Discount	33.0% - 35.8%
		Transaction Analysis	Multiple of EBITDA	7.25x - 7.75x
		Bid Indication of Value	Enterprise Value ($mm)	$720.0 - $765.0
		Pricing Feed	N/A	N/A
		Implied Value	Cash Payment Value	$4.46
Senior Secured Loans	522,845	Discounted Cash Flow	Discount Rate	11.1%
			Spread Adjustment	0.10%
Unsecured Loans	3,838,472	Discounted Cash Flow	Discount Rate	16.0%
Warrants	40,340	Discounted Cash Flow	Discount Rate	11.00%
			Terminal Multiple	6.5x
		Multiples Analysis	Multiple of EBITDA	6.0x - 7.0x
		Transaction Analysis	Multiple of EBITDA	7.25x - 7.75x
Asset-Backed Securities	144,044	Discounted Cash Flow	Discount Rate	20.88%

Total	$10,833,070

Total Return Swaps	$(2,547,492)	Third Party Pricing Vendor	N/A	N/A

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the three months ended March 31, 2019 and March 31, 2018, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the three months ended March 31, 2019 and March 31, 2018. Selling commissions and fees of $0 and $413,024 were paid for the three months ended March 31, 2019 and March 31, 2018, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the three months ended March 31,
	2019	2018
Net increase (decrease) in net assets from operations	6,011,190	3,569,996
Weighted average common shares outstanding	10,398,413	10,158,594
Earnings per common share-basic and diluted	0.59	0.35

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

In February 2018, the FASB issued Accounting Standards Update 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update provide a variety of technical corrections and improvements to how entities should account for financial instruments, shorten the amortization period for certain callable debt securities held at premium. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years beginning after June 15, 2018. For all other entities, the update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at March 31, 2019:

	Fair value	Percentage
Assets
Healthcare	$58,063,540	53.9%
Real Estate Investment Trusts (REITs)	11,374,578	10.6%
Financials	11,148,035	10.4%
Energy	8,324,439	7.7%
Media/Telecommunications	4,842,374	4.5%
Materials	4,816,459	4.5%
Telecommunication Services	4,545,707	4.2%
Utility	3,039,521	2.8%
Retail	1,260,599	1.2%
Chemicals	255,425	0.2%

Total Assets	$107,670,677	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2018:

	Fair value	Percentage
Assets
Healthcare	$55,217,193	57.4%
Real Estate Investment Trusts (REITs)	7,927,970	8.2%
Financials	7,537,163	7.8%
Energy	7,367,190	7.7%
Materials	5,182,069	5.4%
Media/Telecommunications	4,437,753	4.6%
Telecommunication Services	4,436,645	4.6%
Utility	2,684,283	2.8%
Retail	1,171,825	1.2%
Chemicals	267,750	0.3%

Total Assets	$96,229,841	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of March 31, 2019:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans—First Lien	$12,363,399	$11,577,442	10.8%
Senior Secured Loans—Second Lien	4,989,043	5,005,176	4.6%
Senior Secured Loans—Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	3,630,521	3,972,818	3.7%
Asset-Backed Securities	1,165,487	1,059,662	1.0%
Mortgage-Backed Securities	4,000,007	4,000,000	3.7%
Closed-End Mutual Funds	1,444,020	1,416,748	1.3%
Corporate Bonds	53,939,486	50,302,373	46.7%
Common Stocks	21,176,019	22,459,822	20.9%
Preferred Stocks	9,302,877	7,717,241	7.2%
Rights	148,619	44,146	0.0%
Warrants	—	113,324	0.1%

Total Assets	$112,238,850	$107,670,677	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2018:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans – First Lien	$10,482,803	$9,297,810	9.7%
Senior Secured Loans – Second Lien	4,985,731	4,821,364	5.0%
Senior Secured Loans – Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	4.0%
Asset-Backed Securities	1,217,703	1,031,283	1.1%
Closed-End Mutual Funds	1,444,019	1,297,005	1.4%
Corporate Bonds	53,545,694	48,978,855	50.9%
Common Stocks	22,542,416	22,062,438	22.9%
Preferred Stocks	7,113,316	4,760,233	4.9%
Rights	148,619	43,183	0.0%
Warrants	—	90,448	0.1%

Total Assets	$105,022,260	$96,229,841	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of March 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $59,523,919 and $56,473,732, respectively, as of March 31, 2019.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans—First Lien	$61,690,749	$58,653,131	35.7%
Senior Secured Loans—Second Lien	15,185,612	14,403,218	8.8%
Senior Secured Loans—Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	3,630,521	3,972,818	2.5%
Asset-Backed Securities	1,165,487	1,059,662	0.6%
Mortgage-Backed Securities	4,000,007	4,000,000	2.4%
Closed-End Mutual Funds	1,444,020	1,416,748	0.9%

Corporate Bonds	53,939,486	50,302,373	30.6%
Common Stocks	21,176,019	22,459,822	13.7%
Preferred Stocks	9,302,877	7,717,241	4.7%
Rights	148,619	44,146	0.0%
Warrants	—	113,324	0.1%

Total Assets	$171,762,770	$164,144,409	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $55,763,056 and $53,007,114, respectively, as of December 31, 2018.

Assets	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Senior Secured Loans—First Lien	$56,049,290	$52,886,814	35.4%
Senior Secured Loans—Second Lien	15,182,300	14,239,474	9.5%
Senior Secured Loans—Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	2.6%
Asset-Backed Securities	1,217,703	1,031,283	0.7%
Closed-End Mutual Funds	1,444,019	1,297,005	0.9%
Corporate Bonds	53,545,694	48,978,855	32.8%
Common Stocks	22,542,416	22,062,438	14.8%
Preferred Stocks	7,113,316	4,760,233	3.2%
Rights	148,619	43,183	0.0%
Warrants	—	90,448	0.1%

Total Assets	$160,785,316	$149,236,955	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at March 31, 2019:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,059,662	1.0%
Luxembourg(1)	2,589,440	2.4%
United States	104,021,575	96.6%

Total Assets	$107,670,677	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2018:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,031,283	1.1%
Luxembourg(1)	2,526,414	2.6%
United States	92,672,144	96.3%

Total Assets	$96,229,841	100.0%

(1)	Investment denominated in USD

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

For the three months ended March 31, 2019 and March 31, 2018, the Company incurred investment advisory fees payable to the Adviser of $491,029 and $460,497, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three months ended March 31, 2019 and March 31, 2018, the Company incurred $0 and $631,896 of incentive fees on capital gains, respectively. The $631,896 of incentive fees on capital gains incurred during the three months ended March 31, 2018 was reversed over the year ended December 31, 2018 due to performance. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of March 31, 2019.

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

For the three months ended March 31, 2019 and March 31, 2018, the Company incurred administration fees payable to the Adviser of $98,791 and $101,291, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

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

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three months ended March 31, 2019 and March 31, 2018, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three months ended March 31, 2019 and March 31, 2018, the Adviser incurred and paid offering costs of $0 and $238,568, respectively, on our behalf. For the three months ended March 31, 2019 and March 31, 2018, the Company capitalized $0 and $61,462 of offering costs, respectively. Of this amount, $5,445 and $68,154 were amortized to expense during the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019 and March 31, 2018, $0 and $122,138 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2019, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

For the three months ended March 31, 2019 and March 31, 2018, the Company recorded an expense relating to director fees of $4,918 and $4,443, respectively, which represents the allocation of the director fees to the Company. As of March 31, 2019, there was $4,445 of expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of March 31, 2019 is $1,066,410. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of March 31, 2019, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
March 31, 2019	$295,177	256,213	38,964	38,964	March 31, 2022

The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2018	$1,352,097	924,677	427,420	279,079	December 31, 2021
September 30, 2018	950,045	801,704	148,341	23,992	September 30, 2021
June 30, 2018	613,809	489,460	124,349	44,203	June 30, 2021
March 31, 2018	341,882	261,736	80,146	80,146	March 31, 2021

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2016	$1,263,735	$835,904	$427,831	$147,943	December 31, 2019
September 30, 2016	803,909	524,021	279,888	32,663	September 30, 2019
June 30, 2016	567,248	320,023	247,225	90,124	June 30, 2019
March 31, 2016	259,420	102,319	157,101	—	Expired

During the three months ended March 31, 2019, $157,101 of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the three months ended March 31, 2019 and March 31, 2018, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of March 31, 2019 would have been lower by approximately this amount. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of March 31, 2019 and December 31, 2018, there were no amounts owed from the Adviser to the Company.

As of March 31, 2019 and December 31, 2018, the Company owed $550,856 and $291,904, respectively, to the Adviser, largely related to advisory fees, administration fees, and the expense limitation agreement.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the three months ended March 31, 2019 and March 31, 2018, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer from March 2, 2018, until expiration of March 25, 2018 at 4:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 125,146 shares of the Company were tendered for repurchase, constituting approximately 0.71% of the Company’s outstanding shares.

For the three months ended March 31, 2019, the Company repurchased 0 shares as part of its death and disability repurchase program.

Note 7 — Credit Facility and Leverage Facilities

On January 6, 2015, the Company entered into a senior, secured revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”), as lender and agent. Under the Credit Facility, State Street had agreed to extend credit to the Company in an aggregate principal amount of up to $25 million, at a rate of Libor +1.15%, subject to borrowing base availability and restrictions on the Company’s total outstanding debt.

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

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days notice. At March 31, 2019, current outstanding and fair value amounts were $37,600,000 and $37,873,841, respectively.

For the three months ended March 31, 2019 and March 31, 2018, the components of total interest expense were as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Direct interest expense	$306,350	$200,732
Commitment fees	—	—
Amortization of financing costs	—	—

Total interest expense	$306,350	$200,732

Average daily amount outstanding	33,569,198	25,397,465
Weighted average interest rate	3.67%	3.16%

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

Three months ended	Total amount outstanding	% of asset coverage
03/31/2019	$75,243,919	221%
12/31/2018	67,767,021	227%

BNP Paribas Total Return Swap

On June 13, 2017, the Company entered into the TRS with BNP Paribas over one or more loans, with a maximum aggregate notional amount of the portfolio debt securities subject to the TRS of $40 million. The agreements between the Company and BNP Paribas, which collectively establish the TRS, are referred to herein as the “TRS Agreement.”

On April 2, 2018, the Company amended and restated the TRS agreement with BNP Paribas. The amended and restated TRS Agreement, effective April 10, 2018 increases the maximum aggregate notional amount of the portfolio debt securities subject to the TRS to $60 million

A TRS is a contract in which one party agrees to make payments to another party based on the increase, if any, in the market value of the asset(s) underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, and the other party agrees to make payments to the first party based on the decrease, if any, in the market value of such underlying assets plus periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to an underlying asset without owning or taking physical custody of the underlying asset. A TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

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

The Company may terminate the TRS at any time more than one month prior to the TRS’s scheduled termination date upon providing no less than 30 days prior notice to BNP Paribas.

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

The following is a summary of the underlying loans subject to the TRS as of March 31, 2019:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,178,750	$(675,000)
Air Medical Group Holdings (First Lien Term Loan)	Aerospace	L + 425	1.00%	9/26/2024	3,947,499	3,731,658	(215,841)
ASP AMC Merger Sub, Inc. (First Lien Term Loan)	Financial	L + 350	1.00%	4/13/2024	1,836,244	1,498,597	(337,677)

VVC Holding Corp. ( First Lien Term Loan)	Healthcare	L+720	1.00%	2/5/2026	3,920,000	3,935,000	15000
Avantor, Inc. (First Lien Term Loan)	Chemicals	L + 400	1.00%	11/21/2024	3,807,991	3,774,960	(33,031)
BioClinica, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	10/20/2023	1,888,631	1,770,591	(118,039)
Employbridge, LLC (First Lien Term Loan)	Service	L + 500	1.00%	4/18/2025	922,695	919,235	(3,460)
Endo Luxembourg Finance Company I S.a r.l. (First Lien Term Loan)	Healthcare	L + 425	0.75%	4/29/2024	3,989,545	3,880,379	(109,167)
Envision Healthcare Corp. (First Lien Term Loan)	Healthcare	L + 375	0.00%	9/28/2025	2,936,391	2,794,247	(142,144)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/17/2022	3,736,715	3,694,938	(41,777)
BW NHHC Holdco, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,571,933	4,451,317	(120,616)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,469,098	2,361,210	(107,888)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	7,151,645	7,011,556	(140,089)
Sound Inpatient Physicians (First Lien Term Loan)	Healthcare	L + 675	0.00%	6/26/2026	1,575,000	1,547,778	(27,222)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,667	1,604,167	(62,500)
U.S Renal Care, Inc. (Second Lien Term Loan)	Healthcare	L + 800	1.00%	12/31/2023	1,939,438	1,920,188	(19,250)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	4/11/2025	4,831,099	4,277,535	(553,563)
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/29/2024	5,479,580	5,121,657	(357,923)

					Total		$(3,050,187)

					Accrued income and liabilities		310,192

					Total TRS Fair Value		$(2,739,995)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2018:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,340,000	$(513,750)
Air Medical Group Holdings (First Lien Term Loan)	Aerospace	L + 425	1.00%	9/26/2024	3,957,513	3,681,407	(276,106)
ASP AMC Merger Sub, Inc. (First Lien Term Loan)	Financial	L + 350	1.00%	4/21/2024	1,838,000	1,570,000	(268,000)
Avantor, Inc. (First Lien Term Loan)	Chemicals	L + 400	1.00%	11/21/2024	3,818,053	3,666,656	(151,397)
BioClinica, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	10/20/2023	1,893,461	1,809,636	(83,825)
Employbridge, LLC (First Lien Term Loan)	Service	L + 500	1.00%	4/10/2025	934,525	914,274	(20,251)
Endo Luxembourg Finance Company I S.a r.l. (First Lien Term Loan)	Healthcare	L + 425	0.75%	4/29/2024	3,999,697	3,780,808	(218,889)

Envision Healthcare Corp. (First Lien Term Loan)	Healthcare	L + 375	0.00%	9/28/2025	2,943,750	2,793,750	(150,000)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,715	3,616,026	(120,689)
BW NHHC Holdco, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,583,449	4,508,594	(74,855)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,475,478	2,243,692	(231,786)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	7,151,645	7,038,182	(113,463)
Sound Inpatient Physicians (First Lien Term Loan)	Healthcare	L + 675	0.00%	6/26/2026	1,575,000	1,495,278	(79,722)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,666	1,633,334	(33,332)
U.S Renal Care, Inc. (Second Lien Term Loan)	Healthcare	L + 800	1.00%	12/31/2023	1,939,438	1,828,750	(110,688)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	4/11/2025	4,843,267	4,691,915	(151,352)
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/29/2024	5,552,649	5,394,812	(157,837)

					Total		$(2,755,942)

					Accrued income and liabilities		208,450

					Total TRS Fair Value		$(2,547,492)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

As of March 31, 2019 and December 31, 2018, the Company had posted $21,880,000 and $20,580,000, respectively, of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the three months ended March 31, 2019, the Company recognized a net realized gain on the TRS amounting to $362,481. The Company received $448,827 in cash payments from the TRS during the period and paid $10,156, with a decrease of $76,190 in receivable from BNP Paribas for the quarter ended March 31, 2019.

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

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2019.

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

A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In the case of the TRS with BNP Paribas, there is a requirement to post collateral to secure obligations to BNP Paribas under the TRS. BNP Paribas, however, is not required to collateralize any of its obligations under the TRS. We bear the risk of depreciation with respect to the value of the securities underlying the TRS and are required under the terms of the TRS to post additional collateral on a dollar-for-dollar basis in the event of depreciation in the value of the underlying securities after such value decreases below a specified amount. The amount of collateral required to be posted by us is determined primarily on the basis of the aggregate value of the underlying securities.

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

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of March 31, 2019:

Affiliated investments	Shares at December 31, 2018	Fair value as of December 31, 2018	Purchases	Sales	Realized gains (losses)	Change in unrealized gains (losses)	Fair value as of March 31, 2019	Shares at March 31, 2019	Affiliated Dividend income
Gambier Bay, LLC	9,180,900	$1,055,803	$—	$—	$—	$206,571	$1,262,374	9,180,900	$—

NexPoint Strategies Opportunities Fund	65,078	39,047	—	—	—	119,742	1,416,748	65,078	39,047

NexPoint Residential Trust, Inc.	25,757	902,783	7,083	(28)	—	85,315	995,153	25,956	7,138

Total affiliated investments	9,271,735	$3,255,591	$7,083	$(28)	$—	$411,628	$3,674,275	9,271,934	$46,185

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the three months ended March 31, 2019 and March 31, 2018 is as follows:

	For the Three Months Ended March 31, 2019 (Unaudited)	For the Three Months Ended March 31, 2018 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$8.36	$9.68
Income from investment operations:
Net investment income(1)	0.08	0.04
Net realized and unrealized gain (loss)	0.50	0.30

Total from investment operations	0.58	0.34

Less distribution declared to common shareholders:
From net investment income	(0.18)	(0.18)
From net realized gains	—	—

Total distributions declared to common shareholders	(0.18)	(0.18)

Capital share transactions
Issuance of common stock(2)	0.00	0.01
Shares tendered(1)	0.00 (3)	0.00 (3)
Net asset value, end of period	$8.77	$9.85
Net asset value total return(4)(5)	7.05%	3.63%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$91,034	$102,339
Shares outstanding, end of period	10,385,280	10,386,829
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(6)	5.31%	7.38%
Fees and expenses waived or reimbursed(6)	(0.17)%	(0.33)%
Net operating expenses(6)	5.14%	7.05%
Net investment income (loss) before fees waived or reimbursed(6)	3.51%	1.35%
Net investment income (loss) after fees waived or reimbursed(6)	3.68%	1.68%
Ratio of interest and credit facility expenses to average net assets(6)	1.36%	0.82%
Ratio of incentive fees to average net assets(6)	—%	2.58%
Portfolio turnover rate(5)	8%	13%
Asset coverage ratio	221%	329%
Weighted average commission rate paid(7)	$0.0400	$0.0386

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

(5)	Not annualized.
(6)	Annualized.
(7)	Represents the total dollar amount of commissions paid on portfolio transactions divided by total number of portfolio shares purchased and sold for which commissions were charged.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On March 1, 2019, the board of directors (the “Board”) of NexPoint Capital, Inc. (the “Company”) declared a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on March 27, 2019, to the stockholders of record on March 25, 2019, and a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on May 1, 2019, to the stockholders of record on April 29, 2019.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of March 31, 2019 are $1,066,410. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2019 quarterly fee waivers and expense reimbursements due from the Adviser as of March 31, 2019, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
March 31, 2019	$295,177	256,213	38,964	38,964	March 31, 2022

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2016	$1,263,735	$835,904	$427,831	$147,943	December 31, 2019
September 30, 2016	803,909	524,021	279,888	32,663	September 30, 2019
June 30, 2016	567,248	320,023	247,225	90,124	June 30, 2019
March 31, 2016	259,420	102,319	157,101	—	Expired

The following table reflects the 2015 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, which may become subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2015	$1,440,686	$309,265	$1,131,421	$—	Expired
September 30, 2015	1,272,439	164,502	1,107,937	—	Expired
June 30, 2015	771,350	98,330	673,020	—	Expired
March 31, 2015	353,760	95,291	258,469	—	Expired

During the three months ended March 31, 2019, $157,101 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2020 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three months ended March 31, 2019 and March 31, 2018.

During the three months ended, we made long investments in portfolio companies and other investments totaling $14,574,419. During the same period, we generated proceeds from sales and principal repayments on long investments of $8,522,863. As of March 31, 2019, our investment portfolio, with a total fair value of $107.7 million, consisted of 47 interests in portfolio companies (calculated as a percentage of total invested assets: 10.8% in first lien senior secured loans, 4.6% in second lien senior secured loans, 3.7% in unsecured loans, 0.0% in escrow loans, 46.7% in corporate bonds, 1.0% in asset-backed securities, 1.4% in closed-end mutual funds, 0.1% in warrants, 20.9% in common stock, 7.2% in preferred stock, 3.7% in mortgage-backed-securities, and 0.1% in rights). As of March 31, 2019, including investments underlying the TRS with BNP Paribas on a look-through basis, the investments in our portfolio carry a weighted average price of 94.88% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 7.06% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

During the three months ended March 31, 2018, we made long investments in portfolio companies and other investments totaling $20,676,579. During the same period, we generated proceeds from sales and principal repayments on long investments of $13,061,868. As of March 31, 2018, our investment portfolio, with a total fair value of $104.3 million, consisted of 46 interests in portfolio companies (calculated as a percentage of total invested assets: 22.9% in first lien senior secured loans, 4.3% in second lien senior secured loans, 3.3% in unsecured loans, 0.0% in escrow loans, 44.9% in corporate bonds, 1.8% in asset-backed securities, 0.0% in closed-end mutual funds, 0.6% in warrants, 20.7% in common stock, 1.5% in preferred stock, and 0.0% in rights). As of March 31, 2018, including investments underlying the TRS with BNP Paribas on a look-through basis, the investments in our portfolio carry a weighted average price of 93.03% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 7.10% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity. Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three months ended March 31, 2019 and March 31, 2018:

Net Investment Activity	For the Three Months Ended March 31, 2019
Purchases	$14,574,419
Payment-in-kind	148,546
Sales and Principal Repayments	(8,522,863)

Net Portfolio Activity	$6,200,102

Net Investment Activity	For the Three Months Ended March 31, 2018
Purchases	$20,676,579
Payment-in-kind	117,075
Sales and Principal Repayments	(13,061,868)

Net Portfolio Activity	$7,731,786

	For the Three Months Ended March 31, 2019
New Investment Activity by Asset Class	Purchases	Percentage
Senior Secured Loans—First Lien	$1,885,275	13.0%
Senior Secure Loans—Second Lien	—	0.0%
Mortgage-Backed-Securities	4,000,000	27.4%
Corporate Bonds	6,492,500	44.6%
Preferred Stocks	2,189,561	15.0%
Equities	7,083	0.0%
Closed-End Mutual Funds	—	0.0%

Total Investment Activity	$14,574,419	100.0%

	For the Three Months Ended March 31, 2018
New Investment Activity by Asset Class	Purchases	Percentage
Senior Secured Loans—First Lien	$9,091,177	44.0%
Corporate Bonds	7,176,094	34.7%
Equities	4,409,308	21.3%

Total Investment Activity	$20,676,579	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2019 and December 31, 2018:

March 31, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$12,363,399	11,577,442	10.8
Senior Secured Loans — Second Lien	4,989,043	5,005,176	4.6
Senior Secured Loans — Escrow Loan	79,372	1,925	0.0
Unsecured Loans	3,630,521	3,972,818	3.7
Asset-Backed Securities	1,165,487	1,059,662	1.0
Mortgage-Backed-Securities	4,000,007	4,000,000	3.7
Closed-End Mutual Funds	1,444,020	1,416,748	1.3
Corporate Bonds	53,939,486	50,302,373	46.7
Common Stocks	21,176,019	22,459,822	20.9
Preferred Stock	9,302,877	7,717,241	7.2
Warrants		113,324	0.1
Rights	148,619	44,146	0.0

Total Invested Assets	$112,238,850	$107,670,677	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$10,482,803	$9,297,810	9.7%
Senior Secured Loans — Second Lien	4,985,731	4,821,364	5.0%
Senior Secured Loans — Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	4.0%
Asset-Backed Securities	1,217,703	1,031,283	1.1%
Closed-End Mutual Funds	1,444,019	1,297,005	1.4%
Corporate Bonds	53,545,694	48,978,855	50.9%
Common Stocks	22,542,416	22,062,438	22.9%
Preferred Stocks	7,113,316	4,760,233	4.9%
Warrants	—	90,448	0.1%
Rights	148,619	43,183	0.0%

Total Investments	$105,022,260	$96,229,841	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of March 31, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. The investments underlying the TRS had a notional amount of $59,523,919 and a market value of $56,473,732 as of March 31, 2019, and a notional amount of $55,763,056 and a market value of $53,007,114 as of December 31, 2018.

March 31, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$61,690,749	11,577,442	35.7
Senior Secured Loans — Second Lien	15,185,612	5,005,176	8.8
Senior Secured Loans — Escrow Loan	79,372	1,925	0.0
Unsecured Loans	3,630,521	3,972,818	2.5
Asset-Backed Securities	1,165,487	1,059,662	0.6
Mortgage-Backed-Securities	4,000,007	4,000,000	2.4
Closed-End Mutual Funds	1,444,020	1,416,748	1.4
Corporate Bonds	53,939,486	50,302,373	30.6
Common Stocks	21,176,019	22,459,822	13.7
Preferred Stock	9,302,877	7,717,241	4.7
Warrants		113,324	0.1
Rights	148,619	44,146	0.0

Total Invested Assets	$171,762,770	$164,144,409	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$56,049,290	$52,886,814	35.4%
Senior Secured Loans — Second Lien	15,182,300	14,239,474	9.5%
Senior Secured Loans — Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	2.6%
Asset-Backed Securities	1,217,703	1,031,283	0.7%
Closed-End Mutual Funds	1,444,019	1,297,005	0.9%
Corporate Bonds	53,545,694	48,978,855	32.8%
Common Stocks	22,542,416	22,062,438	14.8%
Preferred Stocks	7,113,316	4,760,233	3.2%
Warrants	—	90,448	0.1%
Rights	148,619	43,183	0.0%

Total Investments	$160,785,316	$149,236,955	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Number of Investments	47		45
% Variable Rate (based on fair value)	58	%(1)	55	%(1)
% Non-Income Producing Equity or Other Investments (based on fair value)	8	%(1)	10	%(1)
Weighted Average Cost Price of Investments (as a % of par or stated value)	94.88	%(1)	94.66	%(1)
Weighted Average Credit Rating of Investments that were Rated	B3	(1)	B3	(1)
% of Fixed Income Investments on Non-Accrual (based on fair value)	4	%(1)	4	%(1)

(1)	Includes value of investments underlying the TRS.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$7,585,228	7.0%	$7,120,928	7.4%
Broadly Syndicated – Public	27,173,500	25.2%	17,955,500	18.7%
Middle-Market	70,589,913	65.6%	69,066,327	71.7%
Opportunistic/Other	2,322,036	2.2%	2,087,086	2.2%

Total Invested Assets	$107,670,677	100.0%	$96,229,841	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$255,425	0.2	$267,750	0.3%
Energy	8,324,439	7.7	7,367,190	7.7%
Financials	11,148,035	10.4	7,537,163	7.8%
Healthcare	58,063,540	53.9	55,217,193	57.4%
Materials	4,816,459	4.5	5,182,069	5.4%
Media/Telecommunications	4,842,374	4.5	4,437,753	4.6%
Real Estate Investment Trusts (REITs)	11,374,578	10.6	7,927,970	8.2%
Retail	1,260,599	1.2	1,171,825	1.2%
Telecommunication Services	4,545,707	4.2	4,436,645	4.6%
Utility	3,039,521	2.8	2,684,283	2.3%

Total Invested Assets	$107,670,677	100.0%	$96,229,841	100.0%

As of March 31, 2019 and December 31, 2018, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Strategic Opportunities Fund (formally, NexPoint Credit Strategies Fund), one of its investments. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities. See Note 10 to the financial statements included herein for additional information regarding the investment in NexPoint Strategic Opportunities Fund.

Summary Description of Portfolio Companies/Investments

As of March 31, 2019 and December 31, 2018, 56% and 60% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. Included in the value at March 31, 2019 is the investment in Weight Watchers, which the Company views as related to the Healthcare Industry as defined in the Company’s organizational documents. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of March 31, 2019 and December 31, 2018, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $10.7 million and $8.3 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

U.S. Renal Care: As of March 31, 2019 and December 31, 2018, we held senior secured loans in US Renal Care, Inc. (“U.S. Renal Care”) having an aggregate fair value of $6.4 million and $6.1 million, respectively. U.S. Renal Care develops, acquires, and operates a network of outpatient, home, and specialty dialysis centers for serving patients suffering from chronic kidney failures in the United States. The company provides in-center and at-home hemodialysis and peritoneal dialysis services for end stage renal diseases. It operates outpatient, home, and specialty dialysis programs. The company also manages various acute setting dialysis programs in conjunction with local community hospitals. It also serves families, caregivers and physicians. U.S. Renal Care was founded in 2000 and is based in Plano, Texas. Upon completing an acquisition of DSI Renal in January 2016, U.S. Renal Care became third-largest provider of dialysis services in the United States, with approximately 334 outpatient dialysis facilities across 32 states/territories.

Bausch Health Companies, Inc; As of March 31, 2019 and December 31, 2018, we held senior secured loans and corporate bonds of Bausch Health Companies, Inc. (“Bausch”) having an aggregate fair value of $13.5 million and $9.4 million, respectively. Bausch is a multinational, specialty pharmaceutical and medical device company that develops, manufacturers, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter products, and medical devices, which are marketed directly or indirectly in over 100 countries. The company’s broad portfolio of over 1,800 products is primarily focused in the areas of dermatology, gastrointestinal disorders, eye health (including Bausch + Lomb), neurology and branded generics. As part of management’s ongoing commercial realignment program, the company changed its name from Valeant Pharmaceuticals, Inc. to Bausch Health Companies as of July 13, 2018. Bausch is headquartered in Laval, Quebec.

Quorum Health Corp.: As of March 31, 2019 and December 31, 2018, we held corporate bonds and common stock of Quorum Health Corp. (“Quorum”) having an aggregate fair value of $10.7 million and $11.5 million, respectively. Quorum Health Corporation is a leading provider of hospital and outpatient healthcare services focused on facility-based acute care in rural and mid-sized markets. As of March 31, 2019, the company owned or leased 26 hospitals located across 14 states with an aggregate of approximately 2,458 licensed beds. Approximately 84% of the company’s hospitals are sole providers in their local markets. Quorum also provides hospital management advisory and healthcare consulting services through its wholly-owned subsidiary, Quorum Health Resources. Quorum was formed through a spin-off of select assets from Community Health Systems Inc. completed in April 2016. The company is headquartered in Nashville, TN.

Surgery Center Holdings, Inc.: As of March 31, 2019 and December 31, 2018, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $9.9 million and $9.3 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. The company is one of the largest and fastest growing surgical services businesses in the US, with more than 150 surgical hospital and ambulatory surgery center locations across 29 states.

Endo Finance, LLC / Endo Finco Inc.: As of March 31, 2019 and December 31, 2018, we held corporate bonds and senior secured loans of Endo Finance, LLC (“Endo”) with an aggregate fair value of $13.1 million and $9.5 million, respectively. Endo is a generics and specialty branded pharmaceutical company, with a portfolio of over 250 prescription product families focused in the areas of pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others. The company’s portfolio includes products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids, injectables, liquids, nasal sprays, ophthalmics and transdermal patches. Endo has global headquarters in Dublin, Ireland, and U.S. headquarters in Malvern, PA.

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

iHeart Communications, Inc.: As of March 31, 2019 and December 31, 2018 we held the first lien senior secured loan of iHeart Communications, Inc. (“iHeart”) having an aggregate fair value of $3.6 million and $3.4 million, respectively. These values include the Company’s pro-rata portion of iHeart bonds held within Gambier Bay, LLC, a special purpose vehicle created to represent the Company during potential litigation related to chapter 11 bankruptcy proceedings initiated by iHeart in March 2018. iHeart is the largest broadcast radio and events business in the United States, and owns 90% of Clear Channel Outdoor, one of the world’s largest outdoor advertising companies. The company owns and operates approximately 850 broadcast radio stations in the United States and about 450 thousand outdoor advertising displays in 31 countries, including 43 of the top 50 U.S. markets. iHeartMedia has about 120 million registered users.

Vistra Energy: As of March 31, 2019 and December 31, 2018, we held common stock and rights shares of Vistra Energy (OTC:VSTE) (“Vistra Energy”) having an aggregate fair value of $3.0 million and $2.7 million, respectively. Vistra Energy is a premier, integrated power company based in Irving, Texas. Through its retail and generation businesses which include TXU Energy, Homefield Energy, Dynegy, and Luminant, Vistra operates in 12 states and six of the seven competitive markets in the U.S., with about 5,400 employees. Vistra’s retail brands serve approximately 2.9 million residential, commercial, and industrial customers across five top retail states, and its generation fleet totals approximately 41,000 megawatts of highly efficient generation capacity, with a diverse portfolio of natural gas, nuclear, coal, and solar facilities. Vistra Energy was formerly named Texas Competitive Electric Holdings. The company emerged from bankruptcy on October 3, 2016. Upon emergence from bankruptcy, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity is now listed on the New York Stock Exchange.

Results of Operations for the three months ended March 31, 2019 and March 31, 2018

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

Expenses

For the three months ended March 31, 2019, we had total net operating expenses of $1,158,194 or $0.11 per share. Our net operating expenses were $379,472 or $0.05 per share for the three months ended March 31, 2018. Base management fees attributed to the Adviser were $491,029 for the three months ended March 31, 2019. Our operating expenses include base management fees attributed to the Adviser of $460,497 for the three months ended March 31, 2018. Our expenses include administrative services expenses attributed to the Adviser of $98,791 for the three months ended March 31, 2019. Administrative services expenses attributed to the Adviser were $101,291 for the three months ended March 31, 2018.

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

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment(1)	Administrator fees Waived and Subject to Recoupment(1)	Recoupment Eligibility Expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
March 31, 2018	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	September 30, 2019
June 30, 2016	74,421	14,884	June 30, 2019

Total	$2,284,508	$458,275

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

Our other expenses subject to the Expense Limitation Agreement for three months ended March 31, 2019 were $295,177 and consisted of the following:

For the Three Months Ended March 31, 2019
Audit and tax fees	$58,259
Legal fees	27,116
Custodian and accounting service fees	77,484
Reports to stockholders	19,801
Stock transfer fee	98,501
Directors’ fees	4,918
Other expenses	9,098

Total	$295,177

Our other expenses subject to the Expense Limitation Agreement for the three months ended March 31, 2018 were $341,882 and consisted of the following:

For the Three Months Ended March 31, 2018
Audit and tax fees	$56,219
Legal fees	49,873
Custodian and accounting service fees	77,160
Reports to stockholders	12,083
Stock transfer fee	105,328
Directors’ fees	4,443
Other expenses	36,776

Total	$341,882

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $830,213 or $0.08 per share, and $410,516 or $0.04 per share, for the three months ended March 31, 2019 and March 31, 2018, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $8,522,863 and $13,061,868 during the three months ended March 31, 2019 and March 31, 2018, respectively, from which we realized a net gains/(losses) of $1,149,234 and $(198,342), respectively. Additionally, during the three months ended March 31, 2019 and March 31, 2018, we realized gains/(losses) on total return swaps of $362,481 and ($284), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2019 and March 31, 2018, the net change in unrealized appreciation (depreciation) on investments totaled $4,224,246 or $0.42 per share, and $2,484,322 or $0.24 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2019 and March 31, 2018 was primarily driven by the performance of the Enterprise Products Partners, L.P. Common Stock and the performance of the TerreStar Corp. common stock, respectively.

Net Increase from Payment from Affiliates

For the three months ended March 31, 2019 and March 31, 2018, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of March 31, 2019 would have been lower. These payments are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2019 and March 31, 2018, the net increase/(decrease) in net assets resulting from operations was $6,011,190 or $0.59 per share, and $3,569,996, or $0.35 per share, respectively.

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Income	$1,988,407	$2,136,605
Net expenses	(1,158,194)	(1,726,089)
Net realized gain/(loss)	1,149,234	(198,626)
Net unrealized appreciation (depreciation)	4,031,743	3,358,106
Net increase from amounts committed by affiliates	—	—

Total	$6,011,190	$3,569,996

Financial Condition, Liquidity and Capital Resources

As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $5,390,798 and $7,112,205, respectively. As of March 31, 2019 and December 31, 2018, $5,256,260 and $6,957,619 was held in the State Street U.S. Government Money Market Fund, and $134,538 and $154,586 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of March 31, 2019 the Adviser controls 2,377,462 total shares, including reinvestment of dividends, for a net amount of approximately $20.9 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $413,024 for the three months ended March 31, 2019 and March 31, 2018, respectively, and were offset against capital in excess of par value on the financial statements.

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

As of March 31, 2019 and December 31, 2018, $37,600,000 and $32,583,965, respectively, were outstanding under the Financing Arrangement.

For the three months ended March 31, 2019 and March 31, 2018, the components of total interest expense were as follows:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Direct interest expense	$306,350	$200,732
Commitment fees	—	—
Amortization of financing costs	—	—

Total	$306,350	$200,372

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

As of March 31, 2019, the TRS had a notional amount of $59,523,919 and a market value of $56,473,732. Cash collateral of $21,880,000 was posted against the TRS as of March 31, 2019. As of December 31, 2018, the TRS had a notional amount of $55,763,056 and a market value of $53,007,114. Cash collateral of $20,580,000 was posted against the TRS as of December 31, 2018. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2019 and December 31, 2018, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2019 and March 31, 2018, the Company incurred $0 and $631,896 of incentive fees on capital gains, respectively. The $631,896 of incentive fees on capital gains incurred during the three months ended March 31, 2018 was reversed over the year ended December 31, 2018 due to performance. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of March 31, 2019.

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

Distributions

In order to qualify for the special tax treatment accorded RICs and their shareholders, we are required under the Code, among other things, to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or “investment company taxable income,” to our stockholders on an annual basis. We intend to authorize and declare monhtly distributions to be paid monthly to our stockholders as determined by the Board. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three months ended March 31, 2019 and March 31, 2018, the Company did not distribute in excess of net investment income.

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

For the three months ended March 31, 2019, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend(1)	Dividends Reinvested
3/27/2019	0.060	620,420	392,541
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,646
1/03/2019(2)	—	—	456,444

Total	$0.180	$1,868,325	$1,644,600

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.

For the year ended December 31, 2018, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend(1)	Dividends Reinvested(2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend will be reinvested in January 2019.

For the year ended December 31, 2017, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend	Dividends Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•

The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate as of March 31, 2019, the Adviser controls 2,377,462 total shares, including reinvestment of dividends, for a net amount of approximately $20.9 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of March 31, 2019 would have been lower. These payments are not recoupable by the Adviser.

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

As of March 31, 2019, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
PAMCO CLO 1997-1A B	Asset-Backed	$150,781
Gambier Bay, LLC	Common Stock	1,262,374
OmniMax International, Inc.	Common Stock	818,312
SteadyMed Ltd.	Common Stock	14,508
TerreStar Corp.	Common Stock	4,008,677
The Crossings Preferred Equity	Preferred Stock	2,196,121
Terrestar Corp.	Senior Secured Loans	537,030
OmniMax International, Inc.	Unsecured Loans	3,972,818
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	30,859
OmniMax International, Inc.	Warrant	25,329
SCYNEXIS, Inc.	Warrant	57,136

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2019 and March 31, 2018, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to March 31, 2019, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three months ended March 31, 2019 and March 31, 2018, the Adviser incurred offering costs of $0 and $238,568, respectively, on our behalf. For the three months ended March 31, 2019 and March 31, 2018, the Company capitalized $0 and $61,462 of offering costs, respectively. Of the capitalized offering costs, $5,445 and $68,154 were amortized to expense during the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019 and March 31, 2018, $0 and $122,138 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2019, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of March 31, 2019, 58% (based on fair value) of the investments in our portfolio (including investments underlying the TRS) had floating interest rates, and both the TRS and the Financing Arrangement entered into with the BNPP entities have a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of March 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	(Increase) decrease in interest expense(1)	Increase (decrease) in net investment income
Down 25 basis points	(182,276)	242,810	60,534
Up 50 basis points	377,483	(485,620)	(108,137)
Up 100 basis points	754,967	(971,239)	(216,272)
Up 200 basis points	1,509,934	(1,942,478)	(432,544)
Up 300 basis points	2,264,901	(2,913,718)	(648,817)

(1)

Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. As of March 31, 2019, 100% of the loans underlying the TRS paid variable interest rates.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Investment Company Act of 1940, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As of the period covered by this report, we, including our president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation and subject to the foregoing, our president and chief financial officer concluded that as of March 31, 2019 and as a result of the ongoing material weaknesses described below, the design and operation of our controls and procedures were not effective.

Material Weaknesses in Internal Control over Financial Reporting

Management previously identified a material weakness as of December 31, 2018, which remained as of March 31, 2019, that the Adviser’s disclosure controls and procedures were not effective due to a material weakness for the Fund relating to the application of ASC 820 and the reasonableness and reliability of assumptions used in the fair value model which are monitored by the Valuation Committee through the operation of a review control (the “Material Weakness”). This control was not designed at an appropriate level of precision to ensure the accurate valuation of Level 3 securities. The Material Weakness resulted in material pricing errors related to a hard-to-value security held by the Company over a period of time. Additionally, the Material Weakness could result in a misstatement to the investment balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

With respect to the remediation of the Material Weakness, Management has added a review control by adding an additional member to the Valuation Sub-Committee to conduct control activities designed to operate at a level of precision which will enable such errors to be detected. Management has also provided additional training to members of its Valuation Committee with respect to the application of ASC 820 and the usage of subject matter expert inputs as inputs to fair value determinations. Lastly, Management has created and implemented a guide for use of the Valuation Committee for the application of ASC 820 to fair value models.

We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not continue, certain of the remediation measures described above.

We believe the measures already implemented as described above will facilitate the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. Based on the steps we have taken to date and the anticipated timing of appropriate test work to ensure adequate design and operating effectiveness of such steps, we expect that the remediation of the Material Weakness will be completed by June 30, 2019. We cannot assure you, however, that the steps already taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions. The Material Weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the enhancements to controls noted above, there have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEXPOINT CAPITAL, INC.

Date: May 15, 2019	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: May 15, 2019	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer