Form 10-Q
period 2019-06-30
NexPoint Capital, Inc.
filed 2019-08-14
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of June 30, 2019, the Registrant had 10,448,961 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Unaffiliated investments, at fair value (cost of $100,279,346 and $99,252,969, respectively)	$94,229,680	$92,974,250
Affiliated investments, at fair value (cost of $5,469,806 and $5,769,291, respectively)(1)	5,596,743	3,255,591
Cash and cash equivalents	6,627,184	7,112,205
Due from counterparty(2)	21,880,000	20,580,000
Receivable for investments sold	278,712	—
Receivable due on total return swaps(2)	223,014	366,952
Dividends and interest receivable	1,238,722	1,177,217
Prepaid expenses	5,172	10,930
Capitalized offering costs	—	5,445

Total assets	130,079,227	125,482,590

Liabilities
Credit facility and notes payable(3)	36,566,744	32,583,965
Payable for investments purchased	—	2,573,276
Unrealized depreciation on total return swap(2)	2,516,778	2,547,492
Payable to Adviser(4)	530,585	291,904
Interest expense and commitment fees payable	102,139	7,707
Accrued expenses and other liabilities	329,105	445,304
Distributions payable	—	721,979

Total liabilities	40,045,351	39,171,627

Commitments and contingencies(5)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,448,961 and 10,322,327 shares issued and outstanding, respectively)	10,449	10,322
Paid-in capital in excess of par	93,756,115	92,602,409
Total distributable earnings (loss)	(3,732,688)	(6,301,768)

Total net assets	$90,033,876	$86,310,963

Net asset value per share of common stock	$8.62	$8.36

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of total return swaps.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 4 for a discussion of related party transactions and arrangements.
(5)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income:
Interest	$1,586,368	$1,550,043	$3,080,822	$3,377,188
Interest paid in kind	155,393	121,173	303,939	238,248
Dividend income from unaffiliated investments	236,591	141,810	490,883	323,867
Dividend income from affiliated investments(1)	57,347	17,450	103,532	17,848
Other fee income	4,965	—	49,895	9,930

Total investment income	2,040,664	1,830,476	4,029,071	3,967,081

Expenses:
Investment advisory fees(2)	505,660	566,814	996,689	1,027,311
Interest expense and commitment fees(3)	339,299	155,891	645,649	356,623
Administration fees(2)	100,547	104,171	199,338	205,462
Stock transfer fee	99,673	43,806	198,174	149,134
Custodian and accounting service fees	78,712	79,004	156,196	156,164
Audit and tax fees	61,728	54,034	119,987	110,253
Legal fees	21,472	38,311	48,588	88,184
Reports to stockholders	13,303	11,379	33,104	23,462
Other expenses	14,116	40,490	23,580	79,049
Directors’ fees(2)	5,232	4,903	10,150	9,346
Amortized offering costs	—	51,691	5,445	119,845
Capital gains incentive fees(2)	—	(34,891)	—	597,005

Total expenses	1,239,742	1,115,603	2,436,900	2,921,838
Expenses waived or reimbursed by the Adviser(2)	(75,592)	(44,203)	(114,556)	(124,349)

Net expenses	1,164,150	1,071,400	2,322,344	2,797,489

Net investment income	876,514	759,076	1,706,727	1,169,592

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	109,755	1,596,602	896,508	1,398,260
Affiliated investments(1)	—	—	—	—
Total return swaps(4)	444,361	268,706	806,842	268,422
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	(3,583,565)	(1,400,599)	229,053	3,117,951
Affiliated investments(1)	2,229,009	(280,613)	2,640,637	(2,314,841)
Total return swaps(4)	223,217	(358,549)	30,714	515,235

Net realized and unrealized gains (losses)	(577,223)	(174,453)	4,603,754	2,985,027

Net increase in net assets resulting from operations	299,291	584,623	6,310,481	4,154,619
Per share information—basic and diluted per common share
Net investment income:	$0.08	$0.07	$0.16	$0.11
Earnings per share:	$0.03	$0.06	$0.61	$0.40
Weighted average shares outstanding:	10,417,096	10,425,752	10,407,806	10,294,061

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock		Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings	Total Net Assets
Balance at March 31, 2019	10,385,280	$10,385	$93,182,381	$(2,158,903)	$91,033,863
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	876,514	876,514
Net realized gain (loss) on investments and securities sold short	—	—	—	109,755	109,755
Net realized gain (loss) on total return swaps(1)	—	—	—	444,361	444,361
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	(1,354,556)	(1,354,556)
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	223,217	223,217
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(71,112)	(71)	(617,895)	—	(617,966)
Reinvestment of common stock	134,793	135	1,191,629	—	1,191,764
Distributions to stockholders(2)	—	—	—	(1,873,076)	(1,873,076)
Total increase/(decrease) for the three months ended June 30, 2019	63,771	$64	$573,734	$(1,573,785)	$(999,987)

Balance at June 30, 2019	10,448,961	$10,449	$93,756,115	$(3,732,688)	$90,033,876

Balance at December 31, 2018	10,322,327	$10,322	$92,602,409	$(6,301,768)	$86,310,963
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,706,727	1,706,727
Net realized gain (loss) on investments and securities sold short	—	—	—	896,508	896,508
Net realized gain (loss) on total return swaps(1)	—	—	—	806,842	806,842
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	2,869,690	2,869,690
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	30,714	30,714
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(196,258)	(196)	(1,682,335)	—	(1,682,531)
Reinvestment of common stock	322,892	323	2,836,041	—	2,836,364
Distributions to stockholders(2)	—	—	—	(3,741,401)	(3,741,401)
Total increase/(decrease) for the six months ended June 30, 2019	126,634	$127	$1,153,706	$2,569,080	$3,722,913

Balance at June 30, 2019	10,448,961	$10,449	$93,756,115	$(3,732,688)	$90,033,876

	Common Stock		Paid in Capital in	Distributable
	Shares	Par Amount	Excess of Par	Earnings	Total Net Assets
Balance at March 31, 2018	10,386,829	$10,387	$93,392,886	$8,935,536	$102,338,809
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	759,076	759,076
Net realized gain (loss) on investments and securities sold short	—	—	—	1,596,602	1,596,602
Net realized gain (loss) on total return swaps(1)	—	—	—	268,706	268,706
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	(1,681,212)	(1,681,212)
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	(358,549)	(358,549)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(142,605)	(143)	(1,381,698)	—	(1,381,841)
Reinvestment of common stock	122,781	123	1,196,404	—	1,196,527
Distributions to stockholders(2)	—	—	—	(1,876,888)	(1,876,888)
Total increase/(decrease) for the three months ended June 30, 2018	(19,824)	$(20)	$(185,294)	$(1,292,265)	$(1,477,579)

Balance at June 30, 2018	10,367,005	$10,367	$93,207,592	$7,643,271	$100,861,230

Balance at December 31, 2017	9,804,321	$9,804	$87,656,780	$7,193,373	$94,859,957
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,169,592	1,169,592
Net realized gain (loss) on investments and securities sold short	—	—	—	1,398,260	1,398,260
Net realized gain (loss) on total return swaps(1)	—	—	—	268,422	268,422
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	803,110	803,110
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	515,235	515,235
Shareholder distributions:
Issuance of common stock	538,995	539	5,314,944	—	5,315,483
Repurchase of common stock	(220,093)	(220)	(2,147,563)	—	(2,147,783)
Reinvestment of common stock	243,782	244	2,383,431	—	2,383,675
Distributions to stockholders(2)	—	—	—	(3,704,721)	(3,704,721)
Total increase/(decrease) for the six months ended June 30, 2018	562,684	$563	$5,550,812	$449,898	$6,001,273

Balance at June 30, 2018	10,367,005	$10,367	$93,207,592	$7,643,271	$100,861,230

(1)	See Note 7 for a discussion of total return swaps.
(2)

Per the Securities Exchange Commission release #33-10532 “Disclosure Update and Simplification”; it is no longer required to differentiate distributions from earnings as either from net investment income or net realized capital gains.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities
Net increase in net assets resulting from operations	$6,310,481	$4,154,619
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(26,748,956)	(43,276,875)
Payment-in-kind investments	(303,939)	(238,248)
Proceeds from sales and principal repayments of investment securities	27,690,827	42,734,541
Net realized (gain) loss on investments	(896,508)	(1,398,260)
Net change in unrealized (appreciation) depreciation on investments	(2,869,690)	(803,110)
Net change in unrealized depreciation on total return swaps	(30,714)	(515,235)
Amortization of premium/discount, net	(468,316)	(454,861)
Amortization of capitalized offering costs	5,445	119,845
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(278,712)	793,395
(Increase) decrease in dividends and interest receivable	(61,505)	318,496
(Increase) decrease in prepaid expenses	5,758	50,198
(Increase) decrease in due from counterparty	(1,300,000)	(5,320,000)
(Increase) decrease in receivable due on total return swap	143,938	(7,298)
Increase (decrease) in payable for investments purchased	(2,573,276)	(405,374)
Increase (decrease) in payable to Adviser	238,681	330,691
Increase (decrease) in incentive fees payable	—	597,004
Increase (decrease) in interest expense and commitment fees payable	94,432	(48,487)
Increase (decrease) in accrued expenses and other liabilities	(116,199)	(151,640)

Net cash flow used in operating activities	(1,158,253)	(3,520,599)

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	—	5,321,118
Repurchase of common stock, net of payable	(1,682,531)	(868,947)
Distributions paid in cash	(1,627,016)	(1,321,046)
Offering costs paid, net of due to Adviser	—	(61,462)
Net increase (decrease) in credit facilities and notes payable	3,982,779	(7,844,890)

Net cash flow provided by (used in) financing activities	673,232	(4,775,227)

Net decrease in cash and cash equivalents	(485,021)	(8,295,826)
Cash and cash equivalents
Beginning of the period	7,112,205	11,044,982

End of the period	$6,627,184	$2,749,156

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$303,939	$238,248
Cash paid during the period for interest	$551,217	$405,110
Reinvestment of distributions paid	$2,836,364	$2,383,675
Local and excise taxes paid	$139,445	$138,104

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of June 30, 2019

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 8.6%(4)
Energy – 2.4%
Fieldwood Energy, LLC (Second Lien Term Loan)(5)	L + 725	1.00%	4/11/2023	$567,797	$551,397	$477,801
Fieldwood Energy LLC (First Lien Term Loan)(5)	L + 525	1.00%	4/11/2022	1,800,549	1,796,324	1,677,040

						2,154,841

Healthcare – 4.8%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(6)(7)	L + 375	0.00%	7/24/2025	2,579,741	2,566,843	2,588,126
Envision Healthcare Corp. (First Lien Term Loan)(6)	L + 375	0.00%	10/11/2025	1,990,000	1,883,294	1,763,637

						4,351,763

Media/Telecommunications – 0.6%
iHeartCommunications, Inc. (First Lien Term Loan)(6)(8)	L + 400	0.00%	5/1/2026	516,727	1,338,191	517,981

Telecommunication Services – 0.8%
TerreStar Corp. (First Lien Term Loan)(9)(10)	11% PIK		2/27/2020	553,156	553,156	552,603
TerreStar Corp. (First Lien Term Loan)(9)(10)	11% PIK		2/28/2022	130,956	130,956	130,825

						683,428

Utility – 0.0%
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan)(11)				3,500,000	79,372	1,925

Total Senior Secured Loans						7,709,938

Unsecured Loans – 4.5%
Materials – 4.5%
OmniMax International, Inc.(6)(9)(10)	14% PIK, 2% Cash		2/6/2021	4,111,867	3,813,054	4,066,636
Total Unsecured Loans						4,066,636

Asset-Backed Securities – 1.2%
Financials – 1.2%
Grayson Investor Corp.(7)(12)(13)(14)			11/1/2021	800	456,000	334,000
Highland Park CDO I Ltd. 2006 1A A2(6)(7)(12)(14)	L + 40		11/25/2051	594,542	494,788	595,421
PAMCO CLO 1997-1A B(7)(9)(10)(12)(14)(15)				374,239	215,187	152,278

						1,081,699

Total Asset-Backed Securities						1,081,699

Mortgage-Backed Securities – 4.4%
Financials – 4.4%
FREMF 2019-KF60 Mortgage Trust(5)(12)			2/25/2026	4,005,207	3,998,929	3,997,678

Total Mortgage-Backed Securities						3,997,678

				Shares
Closed-End Mutual Funds – 2.5%
Financials – 2.5%
NexPoint Strategic Opportunities Fund(7)(16)(17)				120,633	2,419,467	2,282,376

Total Closed-End Mutual Funds						2,282,376

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Corporate Bonds – 54.5%
Financials – 6.3%
ASP AMC Merger Sub, Inc.(12)(17)	8.000%		5/15/2025	7,325,000	6,922,777	4,413,313
Freedom Mortgage Corp.(12)(17)	8.250%		4/15/2025	1,500,000	1,500,000	1,297,500

						5,710,813

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2019

(Unaudited)

Healthcare – 47.8%
Endo Finance LLC / Endo Finco Inc.(12)(17)	6.000%	7/15/2023	$9,500,000	$8,249,018	$6,887,500
Ortho-Clinical Diagnostics(12)(17)	6.625%	5/15/2022	11,217,000	10,796,724	10,768,320
Quorum Health Corp.(12)(17)	11.625%	4/15/2023	2,459,000	2,305,687	2,151,625
Surgery Center Holdings(7)(12)(17)	6.750%	7/1/2025	10,858,000	10,255,319	9,446,460
Valeant Pharmaceuticals International, Inc.(7)(12)(17)	5.875%	5/15/2023	4,000,000	3,531,779	4,061,480
Valeant Pharmaceuticals International, Inc.(7)(12)(17)	6.125%	4/15/2025	9,500,000	8,691,106	9,725,340

					43,040,725

Media/Telecommunications – 0.4%
iHeartCommunications, Inc.(17)	8.375%	5/1/2027	214,073	584,792	225,316
iHeartCommunications, Inc.(17)	6.375%	5/1/2026	114,206	313,455	121,772

					347,088

Total Corporate Bonds					49,098,626

			Shares
Common Stocks – 27.0%
Chemicals – 0.1%
MPM Holdings, Inc.(7)(18)			8,500	17,000	42,500

Energy – 5.7%
Enterprise Products Partners L.P.(7)(17)			140,000	3,424,740	4,041,800
Energy Transfer Equity L.P.(7)(17)			75,000	1,438,740	1,056,000

					5,097,800

Healthcare – 3.5%
Acadia Healthcare Co., Inc.(7)(17)(18)			24,900	981,583	870,255
Amarin Corp. Plc(7)(17)(18)			70,000	991,130	1,357,300
Heron Therapeutics, Inc.(7)(17)(18)			19,232	500,032	357,523
Quorum Health Corp.(17)(18)			405,514	2,168,874	563,664
SteadyMed Ltd.(7)(9)(10)(18)			54,749	14,508	14,509

					3,163,251

Materials – 0.5%
OmniMax International, Inc.(9)(10)(18)			6,698	663,115	468,468

Media/Telecommunications – 2.0%
Clear Channel Outdoor Holding, Inc.(17)(18)			124,986	631,179	589,934
iHeartMedia, Inc.(17)(18)			80,350	2,182,708	1,209,267

					1,799,201

Real Estate Investment Trusts (REITs) – 6.9%
Nexpoint Capital REIT, LLC(9)(10)(16)			100	2,189,561	2,232,005
Independence Realty Trust, Inc.(7)(17)			246,727	2,180,872	2,854,631
NexPoint Residential Trust, Inc.(7)(16)(17)			26,144	860,778	1,082,362

					6,168,998

Retail – 0.9%
Tru Kids, Inc.			237	1,139,661	838,912

Service – 0.3%
Western States Life Insurance			237	379,887	279,637

Telecommunication Services – 4.5%
TerreStar Corp.(9)(10)(18)			14,035	1,599,990	4,054,150

Utility – 2.6%
Vistra Energy Corp.(17)			105,000	1,622,256	2,377,200

Total Common Stocks					24,290,117

	Preferred Dividend Rate
Preferred Stocks – 7.9%
Financials – 2.4%
Tectonic Financial, Inc.	9.000%		200,000	2,000,000	2,170,000

Real Estate Investment Trusts (REITs) – 5.5%
Braemar Hotels & Resorts, Inc.(7)(17)	5.500%		258,065	4,000,008	4,794,847
RAIT Financial Trust(17)(19)	8.875%		148,057	3,113,308	136,953

					4,931,800

Total Preferred Stocks					7,101,800

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2019

(Unaudited)

Rights – 0.1%
Utility – 0.1%
Texas Competitive Electric Holdings Company, LLC (TXU)(18)		58,356	$148,619	$46,218

Total Rights				46,218

Warrants – 0.2%
Healthcare – 0.1%
Galena Biopharma, Inc.(10)(18)	1/12/2021	1,500,054	—	—
Gemphire Therapeutics, Inc.(10)(18)	3/15/2022	118,796	—	24,458
SCYNEXIS, Inc.(10)(18)	6/21/2021	195,000	—	67,813

				92,271

Materials – 0.0%
OmniMax International, Inc.(9)(10)(18)	8/6/2025	207	—	14,501

Media/Telecommunications – 0.1%
iHeartMedia, Inc.(18)	5/1/2039	2,875	52,988	44,563

Total Warrants				151,335

Total Investments – 110.9%			$105,749,152	$99,826,423

Cash Equivalents – 4.1%(20)				$3,707,254
Other Assets & Liabilities, net- (15.0%)				$(13,499,801)

Net Assets – 100.0%				$90,033,876

			Notional Amount(21)	Unrealized Depreciation
Total Return Swap – (2.8%)
BNP Paribas TRS Facility (Note 7)			53,318,467	(2,516,778)

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at June 30, 2019. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2019 was 2.40%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(6)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2019 was 2.32%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(7)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 29.7% of the Company’s total assets as of June 30, 2019.

(8)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(9)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(10)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $11,778,246 or 13.1% of net assets were fair valued under the Company’s valuation procedures as of June 30, 2019.

(11)	The investment represents value held in escrow pending future events. No interest is being accrued.
(12)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of June 30, 2019, these securities amounted to $53,830,915, or 59.8% of net assets.

(13)	The investment is considered to be the equity tranche of the issuer.
(14)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(15)	The issuer is in default of its payment obligation, or is in danger of default.
(16)	Represents an affiliated issuer. Assets with a total aggregate market value of $5,596,743, or 6.2% of net assets, were affiliated with the Company as of June 30, 2019 (see Note 10).
(17)	All or part of this security is pledged as collateral for margin/facility borrowings. The market value of the securities pledged as collateral was $72,672,738.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2019

(Unaudited)

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

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2018

Tenet Healthcare Corp.(8)(17)	8.125%	4/1/2022	$1,000,000	$978,124	$1,006,250
Valeant Pharmaceuticals International, Inc.(8)(13)(17)	5.875%	5/15/2023	4,000,000	3,482,925	3,715,000
Valeant Pharmaceuticals International, Inc.(8)(13)(17)	6.125%	4/15/2025	6,500,000	5,723,046	5,687,500

					43,769,980

Total Corporate Bonds					48,978,855

			Shares
Common Stocks – 25.6%
Chemicals – 0.3%
MPM Holdings, Inc.(8)(18)			8,500	250,750	267,750

Energy – 6.0%
Enterprise Products Partners L.P.(8)(17)			170,000	4,144,041	4,180,300
Energy Transfer Equity L.P.(8)(17)			75,000	1,438,740	990,750

					5,171,050

Healthcare – 5.3%
Acadia Healthcare Co., Inc.(8)(17)(18)			24,900	981,583	640,179
Amarin Corp. Plc(8)(17)(18)			140,000	1,982,260	1,905,400
Heron Therapeutics, Inc.(8)(17)(18)			19,232	500,032	498,878
Nevro Corp.(8)(17)(18)			8,000	500,402	311,120
Quorum Health Corp.(17)(18)			408,514	2,184,094	1,180,605
SteadyMed Ltd.(8)(10)(11)(18)			54,749	14,508	14,509

					4,550,691

Materials – 1.5%
OmniMax International, Inc.(10)(11)(18)			6,698	663,115	1,303,257

Media/Telecommunications – 1.2%
Gambier Bay, LLC(10)(11)(16)(18)			9,180,900	3,478,685	1,055,803

Real Estate Investment Trusts (REITs) – 3.7%
NexPoint Residential Trust, Inc.(8)(16)(17)			25,757	846,587	902,783
Independence Realty Trust, Inc.(8)(17)			246,727	2,216,203	2,264,954

					3,167,737

Telecommunication Services – 4.5%
TerreStar Corp.(10)(11)(18)			14,035	1,599,990	3,913,800

Utility – 3.1%
Vistra Energy Corp.(17)(18)			115,000	1,776,757	2,632,350

Total Common Stocks					22,062,438

	Preferred Dividend Rate
Preferred Stocks – 5.5%
Real Estate Investment Trusts (REITs) – 5.5%
Braemar Hotels & Resorts, Inc.(8)(17)	5.500%		258,065	4,000,008	4,427,105
RAIT Financial Trust(17)(19)	8.875%		148,057	3,113,308	333,128

					4,760,233

Total Preferred Stocks					4,760,233

Rights – 0.1%
Utility – 0.1%
Texas Competitive Electric Holdings Company, LLC (TXU)(18)			58,356	148,619	43,183

Total Rights					43,183

Warrants – 0.1%
Healthcare – 0.1%
Galena Biopharma, Inc.(11)(18)		1/12/2021	1,500,054	—	—
Gemphire Therapeutics, Inc.(11)(18)		3/15/2022	118,796	—	17,159
SCYNEXIS, Inc.(11)(18)		6/21/2021	195,000	—	32,949

					50,108

Materials – 0.0%
OmniMax International, Inc.(10)(11)(18)		8/6/2025	207	—	40,340

Total Warrants					90,448

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2018

Total Investments – 111.5%	$105,022,260	$96,229,841

Cash Equivalents – 8.1%(20)		$6,957,619
Other Assets & Liabilities, net– (19.6%)		$(16,876,497)

Net Assets- 100.0%		$86,310,963

	Notional Amount(21)	Unrealized Depreciation
Total Return Swap – (3.0%)
BNP Paribas TRS Facility (Note 7)	55,763,056	(2,547,492)

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through June 30, 2019, the Adviser controls 2,426,193 total shares, including reinvestment of dividends, for a net amount of approximately $20.9 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements is not required for interim financial statements and has been condensed or omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2019. The interim financial data as of June 30, 2019, and for the three and six months ended June 30, 2019 and June 30, 2018 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of June 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of $6,627,184 and $7,112,205, respectively. As of June 30, 2019 and December 31, 2018, $3,707,254 and $6,957,619 was held in the State Street U.S. Government Money Market Fund, and $2,919,930 and $154,586 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of June 30, 2019 and December 31, 2018, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and six months ended June 30, 2019, the Company recognized $4,965 and $49,895 of fee income, respectively. For the three and six months ended June 30, 2018, the Company recognized $0 and $9,930 of fee income, respectively.

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

As of June 30, 2019, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$152,278
OmniMax International, Inc.	Common Stocks	468,468
SteadyMed Ltd.	Common Stocks	14,509
NexPoint Capital REIT, LLC	Common Stocks	2,232,005
TerreStar Corp.	Common Stocks	4,054,150
TerreStar Corp.	Senior Secured Loans	130,825
TerreStar Corp.	Senior Secured Loans	552,603
OmniMax International, Inc.	Unsecured Loans	4,066,636
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	24,458
OmniMax International, Inc.	Warrant	14,501
SCYNEXIS, Inc.	Warrant	67,813

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

As of June 30, 2019, the Company’s investments consisted of senior secured loans, unsecured loans, bonds, asset-backed securities, mortgage-backed securities, common stocks, preferred stocks, a closed-end mutual fund, a total return swap (“TRS”) and rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of June 30, 2019 and December 31, 2018:

	June 30, 2019
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$2,154,841	$—	$2,154,841
Healthcare	—	4,351,763	—	4,351,763
Media/Telecommunications	—	517,981	—	517,981
Telecommunication Services	—	—	683,428	683,428
Utility	—	1,925	—	1,925
Unsecured Loans
Materials	—	—	4,066,636	4,066,636
Asset-Backed Securities
Financials	—	929,421	152,278	1,081,699
Mortgage-Backed Securities	—	3,997,678	—	3,997,678
Closed-End Mutual Funds	2,282,376	—	—	2,282,376
Corporate Bonds
Financials	—	5,710,813	—	5,710,813
Healthcare	—	43,040,725	—	43,040,725
Telecommunications	—	347,088	—	347,088
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	5,097,800	—	—	5,097,800
Healthcare	3,148,742	—	14,509	3,163,251
Materials	—	—	468,468	468,468
Media/Telecommunications	1,799,201	—	—	1,799,201
Real Estate Investment Trusts (REITs)	3,936,993	—	2,232,005	6,168,998
Retail	—	838,912	—	838,912
Service	—	279,637	—	279,637
Telecommunication Services	—	—	4,054,150	4,054,150
Utility	2,377,200	—	—	2,377,200
Preferred Stocks
Financials	2,170,000	—	—	2,170,000
Real Estate Investment Trusts (REITs)	4,931,800	—	—	4,931,800
Rights	—	46,218	—	46,218
Warrants
Healthcare	—	92,271	—	92,271
Materials	—	—	14,501	14,501
Media/Telecommunications	—	44,563	—	44,563

Total Assets	$25,744,112	$62,396,336	$11,685,975	$99,826,423

Liabilities
Warrants	$—	$—	$—	$—
Derivatives
Total Return Swap Contracts	—	—	(2,516,778)	(2,516,778)

Total Liabilities	$—	$—	$(2,516,778)	$(2,516,778)

Total Investments net of Securities Sold Short	$25,744,112	$62,396,336	$9,169,197	$97,309,645

	December 31, 2018
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$2,196,140	$—	$2,196,140
Healthcare	—	6,846,414	—	6,846,414
Media/Telecommunications	—	3,381,950	—	3,381,950
Retail	—	1,171,825	—	1,171,825
Telecommunication Services	—	—	522,845	522,845
Utility	—	8,750	—	8,750
Unsecured Loans	—	—	3,838,472	3,838,472
Asset-Backed Securities	—	887,239	144,044	1,031,283
Closed-End Mutual Funds	1,297,005	—	—	1,297,005
Corporate Bonds	—	48,978,855	—	48,978,855
Common Stocks
Chemicals	267,750	—	—	267,750

Energy	5,171,050	—	—	5,171,050
Healthcare	4,536,182	—	14,509	4,550,691
Materials	—	—	1,303,257	1,303,257
Media/Telecommunications	—	—	1,055,803	1,055,803
Real Estate Investment Trusts (REITs)	3,167,737	—	—	3,167,737
Telecommunication Services	—	—	3,913,800	3,913,800
Utility	2,632,350	—	—	2,632,350
Preferred Stocks	4,760,233	—	—	4,760,233
Rights	—	43,183	—	43,183
Warrants
Healthcare	—	50,108	—	50,108
Materials	—	—	40,340	40,340

Total Assets	$21,832,307	$63,564,464	$10,833,070	$96,229,841

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(2,547,492)	$(2,547,492)

Total Liabilities	$—	$—	$(2,547,492)	$(2,547,492)

Total Investments Net of Swap Contracts	$21,832,307	$63,564,464	$8,285,578	$93,682,349

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2019.

Investments:	Balance as of December 31, 2018	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of June 30, 2019	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$522,845	$—	$—	$—	$—	$(917)	$161,500	$—	$683,428	$(161)
Unsecured Loans
Materials	3,838,472	—	—	85,515	—	(130,746)	273,395	—	4,066,636	(130,746)
Asset-Backed Securities
Financials	144,044	—	—	—	—	8,234	—	—	152,278	8,234
Common Stocks
Healthcare	14,509	—	—	—	—	—	—	—	14,509	—
Materials	1,303,257	—	—	—	—	(834,789)	—	—	468,468	(834,789)
Media/Telecommunications	1,055,803	—	—	—	—	2,422,882	—	(3,478,685)	—	2,422,882
Telecommunication Services	3,913,800	—	—	—	—	140,350	—	—	4,054,150	140,350
Real Estate Investment Trusts (REITs)	—	—	—	—	—	42,444	2,189,561	—	2,232,005	42,444
Warrants
Materials	40,340	—	—	—	—	(25,839)	—	—	14,501	(25,839)

Total	$10,833,070	$—	$—	$85,515	$—	$1,621,619	$2,624,456	$(3,478,685)	$11,685,975	$1,622,375

Liabilities
Total Return Swaps(1)	$(2,547,492)	$—	$—	$—	$—	$30,714	$—	$—	$(2,516,778)	$30,714

(1)

During the six months ended June 30, 2019, the Company recognized a net realized gain on the TRS amounting to $806,842. The Company received $960,936 in cash payments from the TRS during the period and paid $10,157, with a decrease of $143,937 in receivable from BNP Paribas for the six months ended June 30, 2019.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2018.

Investments:	Balance as of December 31, 2017	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of June 30, 2018	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Unsecured Loans
Materials	$3,326,186	$—	$—	$79,193	$213	$(102,327)	$238,248	$(1,258)	$3,540,255	$(102,327)
Asset-Backed Securities
Financials	294,541	—	—	—	78,797	2,031	—	(185,405)	189,964	2,031
Common Stocks
Materials	2,566,191	—	—	—	—	(306,305)	—	—	2,259,886	(306,305)
Media/Telecommunic ations	—	1,182,041	—	—	—	—	—	—	1,182,041	—
Telecommunication Services	—	—	—	—	—	2,074,794	1,599,990	—	3,674,784	2,074,794
Warrants
Materials	79,432	—	—	—	—	(9,481)	—	—	69,951	(9,481)

Total	$6,266,350	$1,182,041	$—	$79,193	$79,010	$1,658,712	$1,838,238	$(186,663)	$10,916,881	$1,658,712

Liabilities
Total Return Swaps(1)	$(563,823)	$—	$—	$—	$—	$515,235	$—	$—	$(48,588)	$515,235

(1)

During the six months ended June 30, 2018, the Company recognized a net realized gain on the TRS amounting to $268,422. The Company received $367,942 in cash payments from the TRS during the period and paid $106,818, with an increase of $7,298 in receivable from BNP Paribas for the six months ended June 30, 2018.

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the six months ended June 30, 2019, there was no transfer from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the six months ended June 30, 2018, $1,182,041 was transferred from Level 2 to Level 3.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of June 30, 2019 and December 31, 2018:

Investment	Fair value at June 30, 2019	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Common Equity	$6,769,132	Discounted Cash Flow	Discount Rate	11.00% - 15.5%
			Terminal Multiple	7.0x
		Multiples Analysis	Multiple of EBITDA	7.0x - 8.75x
			Unadjusted Price/MHz-PoP	$0.12 - $0.95
			Risk Discount	42.0% - 45.5%
		Transaction Analysis	Multiple of EBITDA	8.0x - 8.5x
		Transaction Indication of Value	Enterprise Value ($mm)	$365.0 - $771.0
		Net Asset Value	N/A	N/A
		Implied Value	Cash Payment Value	$4.46
Senior Secured Loans	683,428	Discounted Cash Flow	Discount Rate Spread Adjustment	11.1% 0.10%

Unsecured Loans	4,066,636	Discounted Cash Flow	Discount Rate	16.75%
Asset-Backed Securities	152,278	Discounted Cash Flow	Discount Rate	20.88%
Warrants	14,501	Discounted Cash Flow	Discount Rate	11.00% - 13.00%
			Terminal Multiple	7.0x
		Multiples Analysis	Multiple of EBITDA	7.0x - 8.75x
		Transaction Analysis	Multiple of EBITDA	8.0x - 8.5x

Total	$11,685,975

Total Return Swaps	$(2,516,778)	Third Party Pricing Vendor	N/A	N/A

Investment	Fair value at December 31, 2018	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Common Equity	$6,287,369	Discounted Cash Flow	Discount Rate	11.00% - 15.00%
			Terminal Multiple	6.5x
		Multiples Analysis	Multiple of EBITDA	6.0x - 7.0x
			Unadjusted Price/MHz-PoP	$0.120 - $0.800
			Risk Discount	33.0% - 35.8%
		Transaction Analysis	Multiple of EBITDA	7.25x - 7.75x
		Bid Indication of Value	Enterprise Value ($mm)	$720.0 - $765.0
		Pricing Feed	N/A	N/A
		Implied Value	Cash Payment Value	$4.46
Senior Secured Loans	522,845	Discounted Cash Flow	Discount Rate Spread Adjustment	11.1% 0.10%
Unsecured Loans	3,838,472	Discounted Cash Flow	Discount Rate	16.0%
Warrants	40,340	Discounted Cash Flow	Discount Rate	11.00%
			Terminal Multiple	6.5x
		Multiples Analysis	Multiple of EBITDA	6.0x - 7.0x
		Transaction Analysis	Multiple of EBITDA	7.25x - 7.75x
Asset-Backed Securities	144,044	Discounted Cash Flow	Discount Rate	20.88%

Total	$10,833,070

Total Return Swaps	$(2,547,492)	Third Party Pricing Vendor	N/A	N/A

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the six months ended June 30, 2019 and June 30, 2018, the Company did not hold options.

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

Income Recognition

Corporate actions (including cash dividends from common stock and equity tranches of asset-backed securities) are recorded on the ex-dividend date, net of applicable withholding taxes, except for certain foreign corporate actions, which are recorded as soon after the ex-dividend date as such information becomes available. Interest income is recorded on the accrual basis. The Company does not accrue as a receivable for interest or dividends on loans, asset-backed securities and other securities if there is a reason to doubt the Company’s ability to collect such income. For loans with contractual PIK (payment-in-kind) interest income, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue PIK interest if we believe that the PIK interest is no longer collectible. Loan origination fees, original issue discount and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the six months ended June 30, 2019 and June 30, 2018. Selling commissions and fees of $0 and $413,024 were paid for the six months ended June 30, 2019 and June 30, 2018, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net increase (decrease) in net assets from operations	$299,291	$584,623	$6,310,481	$4,154,619
Weighted average common shares outstanding	10,417,096	10,425,752	10,407,806	10,294,061
Earnings per common share-basic and diluted	$0.03	$0.06	$0.61	$0.40

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

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at June 30, 2019:

	Fair value	Percentage
Assets
Healthcare	$50,648,010	50.7%
Financials	15,242,566	15.3%
Real Estate Investment Trusts (REITs)	11,100,798	11.1%
Energy	7,252,641	7.3%
Telecommunication Services	4,737,578	4.7%
Materials	4,549,605	4.6%
Media/Telecommunications	2,708,833	2.7%
Utility	2,425,343	2.4%
Retail	838,912	0.8%
Service	279,637	0.3%
Chemicals	42,500	0.1%

Total Assets	$99,826,423	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2018:

	Fair value	Percentage
Assets
Healthcare	$55,217,193	57.4%
Real Estate Investment Trusts (REITs)	7,927,970	8.2%
Financials	7,537,163	7.8%
Energy	7,367,190	7.7%
Materials	5,182,069	5.4%
Media/Telecommunications	4,437,753	4.6%
Telecommunication Services	4,436,645	4.6%
Utility	2,684,283	2.8%
Retail	1,171,825	1.2%
Chemicals	267,750	0.3%

Total Assets	$96,229,841	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of June 30, 2019:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans—First Lien	$8,268,764	$7,230,212	7.2%
Senior Secured Loans—Second Lien	551,397	477,801	0.5%
Senior Secured Loans—Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	3,813,054	4,066,636	4.1%
Asset-Backed Securities	1,165,975	1,081,699	1.1%
Mortgage-Backed Securities	3,998,929	3,997,678	4.0%
Closed-End Mutual Funds	2,419,467	2,282,376	2.3%
Corporate Bonds	53,150,657	49,098,626	49.2%
Common Stocks	22,986,614	24,290,117	24.3%
Preferred Stocks	9,113,316	7,101,800	7.1%
Rights	148,619	46,218	0.0%
Warrants	52,988	151,335	0.2%

Total Assets	$105,749,152	$99,826,423	100.0%

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

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of June 30, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $50,487,287 and $53,318,467, respectively, as of June 30, 2019.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans—First Lien	$53,330,099	$50,065,894	33.3%
Senior Secured Loans—Second Lien	8,808,529	8,129,406	5.4%
Senior Secured Loans—Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	3,813,054	4,066,636	2.7%
Asset-Backed Securities	1,165,975	1,081,699	0.7%
Mortgage-Backed Securities	3,998,929	3,997,678	2.7%
Closed-End Mutual Funds	2,419,467	2,282,376	1.5%
Corporate Bonds	53,150,657	49,098,626	32.7%
Common Stocks	22,986,614	24,290,117	16.2%
Preferred Stocks	9,113,316	7,101,800	4.7%
Rights	148,619	46,218	0.0%
Warrants	52,988	151,335	0.1%

Total Assets	$159,067,619	$150,313,710	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $53,318,467 and $50,487,287, respectively, as of December 31, 2018.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans—First Lien	$56,049,290	$52,886,814	35.4%
Senior Secured Loans—Second Lien	15,182,300	14,239,474	9.5%
Senior Secured Loans—Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	2.6%
Asset-Backed Securities	1,217,703	1,031,283	0.7%
Closed-End Mutual Funds	1,444,019	1,297,005	0.9%
Corporate Bonds	53,545,694	48,978,855	32.8%
Common Stocks	22,542,416	22,062,438	14.8%
Preferred Stocks	7,113,316	4,760,233	3.2%
Rights	148,619	43,183	0.0%
Warrants	—	90,448	0.1%

Total Assets	$160,785,316	$149,236,955	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at June 30, 2019:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,081,699	1.1%
Luxembourg(1)	2,588,126	2.6%
United States	96,156,598	96.3%

Total Assets	$99,826,423	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2018:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,031,283	1.1%
Luxembourg(1)	2,526,414	2.6%
United States	92,672,144	96.3%

Total Assets	$96,229,841	100.0%

(1)	Investment denominated in USD

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

For the three and six months ended June 30, 2019, the Company incurred investment advisory fees payable to the Adviser of $505,660 and $996,689, respectively. For the three and six months ended June 30, 2018, the Company incurred investment advisory fees payable to the Adviser of $566,814 and $1,027,311, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three and six months ended June 30, 2019, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. For the three and six months ended June 30, 2018, the Company incurred $(34,891) and $597,005 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of June 30, 2019.

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

For the three and six months ended June 30, 2019, the Company incurred administration fees payable to the Adviser of $100,547 and $199,338, respectively. For the three and six months ended June 30, 2018, the Company incurred administration fees payable to the Adviser of $104,171 and $205,462, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to advisory and administrator fees are shown below.

Period ended	Advisory fees waived and subject to recoupment(1)	Administration fees waived and subject to recoupment(1)	Recoupment eligibility expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	September 30, 2019
June 30, 2016	74,421	14,884	Expired

Total	$2,284,508	$458,275

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

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and six months ended June 30, 2019 and 2018 the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and six months ended June 30, 2019, the Adviser incurred and paid offering costs of $0 and $0 respectively, on our behalf. For the three and six months ended June 30, 2018, the Adviser incurred and paid offering costs of $0 and $238,568, respectively, on our behalf. For the three and six months ended June 30, 2019, the Company capitalized $0 and $0 of offering costs, respectively. For the three and six months ended June 30, 2018, the Company capitalized $0 and $61,462 of offering costs, respectively. Of the capitalized offering costs, $0 and $5,445 were amortized to expense during the three and six months ended June 30, 2019, respectively. Of the capitalized offering costs, $51,691 and $119,845 were amortized to expense during the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and June 30, 2018, $0 and $70,447 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2019, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

For the three and six months ended June 30, 2019, the Company recorded an expense relating to director fees of $5,232 and $10,150, respectively. For the three and six months ended June 30, 2018, the Company recorded an expense relating to director fees of $4,903 and $9,346, respectively, which represents the allocation of the director fees to the Company. As of June 30, 2019, there was $125 of expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of June 30, 2019 is $1,051,878. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of June 30, 2019 and March 31, 2019, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
June 30, 2019	$586,411	$471,855	$114,556	$75,592	June 30, 2022
March 31, 2019	295,177	256,213	38,964	38,964	March 31, 2022

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2016	$1,263,735	$835,904	$427,831	$147,943	December 31, 2019
September 30, 2016	803,909	524,021	279,888	32,663	September 30, 2019
June 30, 2016	567,248	320,023	247,225	—	Expired
March 31, 2016	259,420	102,319	157,101	—	Expired

During the three and six months ended June 30, 2019, $90,124 and $247,225, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the six months ended June 30, 2019 and June 30, 2018, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of June 30, 2019 would have been lower by approximately this amount. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of June 30, 2019 and December 31, 2018, there were no amounts owed from the Adviser to the Company.

As of June 30, 2019 and December 31, 2018, the Company owed $530,585 and $291,904, respectively, to the Adviser, largely related to advisory fees, administration fees, and the expense limitation agreement.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the six months ended June 30, 2019 and June 30, 2018, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer from June 1, 2019, until expiration of June 24, 2019 at 5:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, 71,112 shares of the Company were tendered for repurchase, constituting approximately 0.69% of the Company’s outstanding shares.

For the six months ended June 30, 2019, the Company repurchased 0 shares as part of its death and disability repurchase program.

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

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days notice. At June 30, 2019, current outstanding and fair value amounts were $36,566,744 and $36,875,757, respectively. At December 31, 2018, current outstanding and fair value amounts were $32,583,965 and $32,742,192, respectively.

For the three and six months ended June 30, 2019 and June 30, 2018, the components of total interest expense were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Direct interest expense	$339,299	$155,891	$645,649	$356,623
Commitment fees	—	—	—	—
Amortization of financing costs	—	—	—	—

Total interest expense	$339,299	$155,891	$645,649	$356,623

Average daily amount outstanding	37,178,889	19,044,611	35,300,202	22,203,489
Weighted average interest rate	3.61%	3.22%	3.64%	3.05%

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

Six months ended	Total amount outstanding	% of asset coverage
06/30/2019	$68,005,211	232%
12/31/2018	67,767,021	227%

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

The following is a summary of the underlying loans subject to the TRS as of June 30, 2019:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,340,000	$(513,750)
Air Medical Group Holdings (First Lien Term Loan)	Aerospace	L + 425	1.00%	9/26/2024	3,937,505	3,687,563	(249,942)
ASP AMC Merger Sub, Inc. (First Lien Term Loan)	Financial	L + 350	1.00%	4/13/2024	1,831,571	1,574,474	(257,097)
VVC Holding Corp. (First Lien Term Loan)	Healthcare	L + 450	0.00%	2/5/2026	3,910,200	3,990,000	79,800
BioClinica, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	10/20/2023	1,883,800	1,844,555	(39,246)
Employbridge, LLC (First Lien Term Loan)	Service	L + 450	1.00%	4/18/2025	910,866	907,450	(3,416)
Endo Luxembourg Finance Company I S.a r.l. (First Lien Term Loan)	Healthcare	L + 425	0.75%	4/29/2024	3,979,394	3,692,323	(287,071)
Envision Healthcare Corp. (First Lien Term Loan)	Healthcare	L + 375	0.00%	9/28/2025	2,929,031	2,582,025	(347,006)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/17/2022	3,736,715	3,694,938	(41,777)
BW NHHC Holdco, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,560,417	4,228,125	(332,292)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,462,718	2,336,661	(126,057)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	7,045,153	6,906,395	(138,757)
Sound Inpatient Physicians (First Lien Term Loan)	Healthcare	L + 675	0.00%	6/26/2026	1,575,000	1,547,778	(27,222)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,667	1,616,667	(50,000)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	4/11/2025	4,818,930	4,508,360	(310,570)
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/20/2024	5,216,750	5,029,973	(186,777)

					Total		$(2,831,180)

					Accrued income and liabilities		314,402

					Total TRS Fair Value		$(2,516,778)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2018:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,340,000	$(513,750)
Air Medical Group Holdings (First Lien Term Loan)	Aerospace	L + 425	1.00%	9/26/2024	3,957,513	3,681,407	(276,106)
ASP AMC Merger Sub, Inc. (First Lien Term Loan)	Financial	L + 350	1.00%	4/21/2024	1,838,000	1,570,000	(268,000)
Avantor, Inc. (First Lien Term Loan)	Chemicals	L + 400	1.00%	11/21/2024	3,818,053	3,666,656	(151,397)
BioClinica, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	10/20/2023	1,893,461	1,809,636	(83,825)
Employbridge, LLC (First Lien Term Loan)	Service	L + 500	1.00%	4/10/2025	934,525	914,274	(20,251)
Endo Luxembourg Finance Company I S.a r.l. (First Lien Term Loan)	Healthcare	L + 425	0.75%	4/29/2024	3,999,697	3,780,808	(218,889)
Envision Healthcare Corp. (First Lien Term Loan)	Healthcare	L + 375	0.00%	9/28/2025	2,943,750	2,793,750	(150,000)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,715	3,616,026	(120,689)
BW NHHC Holdco, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,583,449	4,508,594	(74,855)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,475,478	2,243,692	(231,786)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	7,151,645	7,038,182	(113,463)
Sound Inpatient Physicians (First Lien Term Loan)	Healthcare	L + 675	0.00%	6/26/2026	1,575,000	1,495,278	(79,722)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,666	1,633,334	(33,332)
U.S Renal Care, Inc. (Second Lien Term Loan)	Healthcare	L + 800	1.00%	12/31/2023	1,939,438	1,828,750	(110,688)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	4/11/2025	4,843,267	4,691,915	(151,352)
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/29/2024	5,552,649	5,394,812	(157,837)

					Total		$(2,755,942)

					Accrued income and liabilities		208,450

					Total TRS Fair Value		$(2,547,492)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

As of June 30, 2019 and December 31, 2018, the Company had posted $21,880,000 and $20,580,000, respectively, of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the six months ended June 30, 2019, the Company recognized a net realized gain on the TRS amounting to $806,842. The Company received $930,936 in cash payments from the TRS during the period and paid $10,157, with a decrease of $143,937 in receivable from BNP Paribas for the quarter ended June 30, 2019.

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

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2019.

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

A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In the case of the TRS with BNP Paribas, there is a requirement to post collateral to secure our obligations to BNP Paribas under the TRS. BNP Paribas, however, is not required to collateralize any of its obligations to us under the TRS. We bear the risk of depreciation with respect to the value of the securities underlying the TRS and are required under the terms of the TRS to post additional collateral on a dollar-for-dollar basis in the event of depreciation in the value of the underlying securities after such value decreases below a specified amount. The amount of collateral required to be posted by us is determined primarily on the basis of the aggregate value of the underlying securities.

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

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of June 30, 2019:

Affiliated investments	Shares at December 31, 2018	Fair value as of December 31, 2018	Purchases	Sales	Realized gains (losses)	Change in unrealized gains (losses)	Fair value as of June 30, 2019	Shares at June 30, 2019	Affiliated Dividend income
Gambier Bay, LLC	9,180,900	$1,055,803	$—	$(3,478,685)	$—	$2,422,882	$—	—	$—

NexPoint Strategies Opportunities Fund	65,078	1,297,005	987,213	(11,765)	—	9,923	2,282,376	120,633	89,204

NexPoint Residential Trust, Inc.	25,757	902,783	14,221	(30)	—	165,388	1,082,362	26,144	14,328

Nexpoint Capital REIT, LLC	—	—	2,189,561	—	—	42,444	2,232,005	100	—

Total affiliated investments	9,271,735	$3,255,591	$3,190,995	$(3,490,480)	$—	$2,640,637	$5,596,743	146,877	$103,532

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the six months ended June 30, 2019 and June 30, 2018 is as follows:

	For the Six Months Ended June 30, 2019 (Unaudited)	For the Six Months Ended June 30, 2018 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$8.36	$9.68
Income from investment operations:
Net investment income(1)	0.16	0.11
Net realized and unrealized gain (loss)	0.46	0.29

Total from investment operations	0.62	0.40

Less distribution declared to common shareholders:
From net investment income	(0.36)	(0.36)
From net realized gains	—	—

Total distributions declared to common shareholders	(0.36)	(0.36)

Capital share transactions
Issuance of common stock(2)	0.00	0.01
Shares tendered(1)	0.00 (3)	0.00 (3)
Net asset value, end of period	$8.62	$9.73
Net asset value total return(4)(5)	7.38%	4.27%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$90,034	$100,861
Shares outstanding, end of period	10,448,961	10,367,005
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(6)	5.35%	5.85%
Fees and expenses waived or reimbursed(6)	(0.25)%	(0.25)%
Net operating expenses(6)	5.10%	5.60%
Net investment income (loss) before fees waived or reimbursed(6)	3.50%	2.09%
Net investment income (loss) after fees waived or reimbursed(6)	3.75%	2.34%
Ratio of interest and credit facility expenses to average net assets(6)	1.42%	0.71%
Ratio of incentive fees to average net assets(6)	—%	1.20%
Portfolio turnover rate(5)	26%	44%
Asset coverage ratio	232%	290%
Weighted average commission rate paid(7)	$0.0259	$0.0372

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

On June 14, 2019, the board of directors (the “Board”) of NexPoint Capital, Inc. (the “Company”) declared a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on July 31, 2019, to the stockholders of record on July 29, 2019, and a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on August 28, 2019, to the stockholders of record on August 26, 2019.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of June 30, 2019 the Adviser controls 2,426,193 total shares, including reinvestment of dividends, for a net amount of approximately $20.9 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of June 30, 2019 are $1,051,878. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2019 quarterly fee waivers and expense reimbursements due from the Adviser as of June 30, 2019, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
June 30, 2019	$586,411	471,855	114,556	75,592	June 30, 2022
March 31, 2019	295,177	256,213	38,964	38,964	March 31, 2022

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2016	$1,263,735	$835,904	$427,831	$147,943	December 31, 2019
September 30, 2016	803,909	524,021	279,888	32,663	September 30, 2019
June 30, 2016	567,248	320,023	247,225	—	Expired
March 31, 2016	259,420	102,319	157,101	—	Expired

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

During the three and six months ended June 30, 2019, $90,124 and $247,225, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2020 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and six months ended June 30, 2019 and June 30, 2018:

During the six months ended June 30, 2019, we made long investments in portfolio companies and other investments totaling $26,748,956. During the same period, we generated proceeds from sales and principal repayments on long investments of $27,690,827. As of June 30, 2019, our investment portfolio, with a total fair value of $99.8 million, consisted of 51 interests in portfolio companies (calculated as a percentage of total invested assets: 7.2% in first lien senior secured loans, 0.5% in second lien senior secured loans, 4.1% in unsecured loans, 0.0% in escrow loans, 49.2% in corporate bonds, 1.1% in asset-backed securities, 2.3% in closed-end mutual funds, 0.2% in warrants, 24.3% in common stock, 7.1% in preferred stock, 4.0% in mortgage-backed-securities, and 0.0% in rights). As of June 30, 2019, including investments underlying the TRS with BNP Paribas on a look-through basis, the investments in our portfolio carry a weighted average price of 96.88% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 7.05% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and six months ended June 30, 2019 and June 30, 2018:

Net Investment Activity	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Purchases	$12,174,537	$26,748,956
Payment-in-kind	155,393	303,939
Sales and Principal Repayments	(19,167,964)	(27,960,827)

Net Portfolio Activity	$(6,838,034)	$(637,932)

Net Investment Activity	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Purchases	$22,600,296	$43,276,875
Payment-in-kind	121,173	238,248
Sales and Principal Repayments	(29,672,673)	(42,734,541)

Net Portfolio Activity	$(6,951,204)	$780,582

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$2,920,820	24.0%	$4,806,095	17.9%
Senior Secure Loans—Second Lien	—	0.0%	—	0.0%
Mortgage-Backed-Securities	—	0.0%	4,000,000	15.0%
Corporate Bonds	1,872,945	15.4%	8,365,445	31.2%
Preferred Stocks	2,000,000	16.4%	4,189,561	15.7%
Warrants	52,987	0.4%	52,987	0.2%
Equities	4,340,573	35.7%	4,347,656	16.3%
Closed-End Mutual Funds	987,212	8.1%	987,212	3.7%

Total Investment Activity	$12,174,537	100.0%	$26,748,956	100.0%

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$10,799,576	47.8%	$19,980,753	46.0%
Senior Secure Loans—Second Lien	3,527,778	15.6%	3,527,778	8.2%
Corporate Bonds	6,051,000	26.8%	13,227,094	30.5%
Equities	792,076	3.5%	5,201,384	12.0%
Closed-End Mutual Funds	1,429,866	6.3%	1,429,866	3.3%

Total Investment Activity	$22,600,296	100.0%	$43,276,875	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2019 and December 31, 2018:

June 30, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$8,268,764	7,230,212	7.2
Senior Secured Loans — Second Lien	551,397	477,801	0.5
Senior Secured Loans — Escrow Loan	79,372	1,925	0.0
Unsecured Loans	3,813,054	4,066,636	4.1
Asset-Backed Securities	1,165,975	1,081,699	1.1
Mortgage-Backed-Securities	3,998,929	3,997,678	4.0
Closed-End Mutual Funds	2,419,467	2,282,376	2.3
Corporate Bonds	53,150,657	49,098,626	49.2
Common Stocks	22,986,614	24,290,117	24.3
Preferred Stock	9,113,316	7,101,800	7.1
Warrants	52,988	151,335	0.2
Rights	148,619	46,218	0.0

Total Invested Assets	$105,749,152	$99,826,423	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$10,482,803	$9,297,810	9.7%
Senior Secured Loans — Second Lien	4,985,731	4,821,364	5.0%
Senior Secured Loans — Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	4.0%
Asset-Backed Securities	1,217,703	1,031,283	1.1%
Closed-End Mutual Funds	1,444,019	1,297,005	1.4%
Corporate Bonds	53,545,694	48,978,855	50.9%
Common Stocks	22,542,416	22,062,438	22.9%
Preferred Stocks	7,113,316	4,760,233	4.9%
Warrants	—	90,448	0.1%
Rights	148,619	43,183	0.0%

Total Investments	$105,022,260	$96,229,841	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of June 30, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. The investments underlying the TRS had a notional amount of $53,318,467 and a market value of $50,487,287 as of June 30, 2019, and a notional amount of $55,763,056 and a market value of $53,007,114 as of December 31, 2018.

June 30, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$53,330,099	50,065,894	33.3
Senior Secured Loans — Second Lien	8,808,529	8,129,406	5.4
Senior Secured Loans — Escrow Loan	79,372	1,925	0.0
Unsecured Loans	3,813,054	4,066,636	2.7
Asset-Backed Securities	1,165,975	1,081,699	0.7
Mortgage-Backed-Securities	3,998,929	3,997,678	2.7
Closed-End Mutual Funds	2,419,467	2,282,376	1.5
Corporate Bonds	53,150,657	49,098,626	32.7
Common Stocks	22,986,614	24,290,117	16.2
Preferred Stock	9,113,316	7,101,800	4.7
Warrants	52,988	151,335	0.1
Rights	148,619	46,218	0.0

Total Invested Assets	$159,067,619	$150,313,710	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$56,049,290	$52,886,814	35.4%
Senior Secured Loans — Second Lien	15,182,300	14,239,474	9.5%
Senior Secured Loans — Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	2.6%
Asset-Backed Securities	1,217,703	1,031,283	0.7%
Closed-End Mutual Funds	1,444,019	1,297,005	0.9%
Corporate Bonds	53,545,694	48,978,855	32.8%
Common Stocks	22,542,416	22,062,438	14.8%
Preferred Stocks	7,113,316	4,760,233	3.2%
Warrants	—	90,448	0.1%
Rights	148,619	43,183	0.0%

Total Investments	$160,785,316	$149,236,955	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Number of Investments	51		45
% Variable Rate (based on fair value)	53	%(1)	55	%(1)
% Non-Income Producing Equity or Other Investments (based on fair value)	9	%(1)	10	%(1)
Weighted Average Cost Price of Investments (as a % of par or stated value)	96.88	%(1)	94.66	%(1)
Weighted Average Credit Rating of Investments that were Rated	B3	(1)	B3	(1)
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.1	%(1)	4	%(1)

(1)	Includes value of investments underlying the TRS.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$4,737,578	4.7%	$7,120,928	7.4%
Broadly Syndicated – Public	28,016,474	28.1%	17,955,500	18.7%
Middle-Market	65,990,672	66.1%	69,066,327	71.7%
Opportunistic/Other	1,081,699	1.1%	2,087,086	2.2%

Total Invested Assets	$99,826,423	100.0%	$96,229,841	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.0	$267,750	0.3%
Energy	7,252,641	7.3	7,367,190	7.7%
Financials	15,242,566	15.3	7,537,163	7.8%
Healthcare	50,648,010	50.8	55,217,193	57.4%
Materials	4,549,605	4.6	5,182,069	5.4%
Media/Telecommunications	2,708,833	2.7	4,437,753	4.6%
Real Estate Investment Trusts (REITs)	11,100,798	11.1	7,927,970	8.2%
Retail	838,912	0.8	1,171,825	1.2%
Service	279,637	0.3	—	0.0%
Telecommunication Services	4,737,578	4.7	4,436,645	4.6%
Utility	2,425,343	2.4	2,684,283	2.3%

Total Invested Assets	$98,826,423	100.0%	$96,229,841	100.0%

As of June 30, 2019, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Strategic Opportunities Fund (formally, NexPoint Credit Strategies Fund), NexPoint Capital REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities. See Note 10 to the financial statements included herein for additional information regarding the investment in NexPoint Strategic Opportunities Fund.

Summary Description of Portfolio Companies/Investments

As of June 30, 2019 and December 31, 2018, 52% and 60% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. Included in the value at June 30, 2019 is the investment in Weight Watchers, which the Company views as related to the Healthcare Industry as defined in the Company’s organizational documents. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of June 30, 2019 and December 31, 2018, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $10.8 million and $8.3 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

Bausch Health Companies, Inc; As of June 30, 2019 and December 31, 2018, we held senior secured loans and corporate bonds of Bausch Health Companies, Inc. (“Bausch”) having an aggregate fair value of $13.8 million and $9.4 million, respectively. Bausch is a multinational, specialty pharmaceutical and medical device company that develops, manufacturers, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter products, and medical devices, which are marketed directly or indirectly in over 100 countries. The company’s broad portfolio of over 1,800 products is primarily focused in the areas of dermatology, gastrointestinal disorders, eye health (including Bausch + Lomb), neurology and branded generics. As part of management’s ongoing commercial realignment program, the company changed its name from Valeant Pharmaceuticals, Inc. to Bausch Health Companies as of July 13, 2018. Bausch is headquartered in Laval, Quebec.

Quorum Health Corp.: As of June 30, 2019 and December 31, 2018, we held corporate bonds and common stock of Quorum Health Corp. (“Quorum”) having an aggregate fair value of $9.6 million and $11.5 million, respectively. Quorum Health Corporation is an operator of general acute care hospitals and provider of outpatient healthcare services focused on rural and mid-sized markets. As of July 31, 2019, the company owned or leased 26 hospitals located across 14 states with an aggregate of approximately 2,458 licensed beds. Quorum also provides hospital management advisory and healthcare consulting services through its wholly-owned subsidiary, Quorum Health Resources. Quorum was formed through a spin-off of select assets from Community Health Systems Inc. completed in April 2016. The company is headquartered in Nashville, TN.

Surgery Center Holdings, Inc.: As of June 30, 2019 and December 31, 2018, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $9.4 million and $9.3 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. The company is one of the largest and fastest growing surgical services businesses in the US, with more than 180 surgical hospital and ambulatory surgery center locations across 31 states.

Endo Finance, LLC / Endo Finco Inc.: As of June 30, 2019 and December 31, 2018, we held corporate bonds and senior secured loans of Endo Finance, LLC (“Endo”) with an aggregate fair value of $10.6 million and $9.5 million, respectively. Endo is a generics and specialty branded pharmaceutical company, with a portfolio of over 230 prescription product families focused in the areas of pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others. The company’s portfolio includes products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids, injectables, liquids, nasal sprays, ophthalmics and transdermal patches. Endo has global headquarters in Dublin, Ireland, and U.S. headquarters in Malvern, PA.

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

iHeart Communications, Inc.: As of June 30, 2019 and December 31, 2018 we held the first lien senior secured loan, corporate bonds, common stock, and warrants of iHeart Communications, Inc. (“iHeart”) having an aggregate fair value of $2.1 million and $3.4 million, respectively. iHeartCommunications filed for voluntary petitions for reorganization under Chapter 11 on March 14th, 2018 and emerged on May 1st, 2019. Before emerging, iHeartCommunications had a 90% ownership stake in Clear Channel Outdoor Holdings, Inc. (“CCO”). Post-emergence, iHeartCommunications spun-off its ownership stake in CCO and formed iHeartMedia, Inc (“IHRT”) as the parent company. CCO is one of the world’s largest outdoor advertising companies with about 450 thousand outdoor advertising displays across 31 countries, including 43 of the top 50 U.S. markets. IHRT is the largest broadcast radio and events business in the United States with about 850 broadcast radio stations in the United States. Additionally, IHRT has a subscription on-demand streaming service with about 120 million registered users. As of June 30, 2019, we held the first lien senior secured loan, corporate bonds, common stock, and warrants of IHRT and common stock of CCO.

Vistra Energy: As of June 30, 2019 and December 31, 2018, we held common stock and rights shares of Vistra Energy (NYSE:VST) (“Vistra Energy”) having an aggregate fair value of $2.4 million and $2.7 million, respectively. Vistra Energy is a premier, integrated power company based in Irving, Texas. Through its retail and generation businesses which include TXU Energy, Homefield Energy, Dynegy, and Luminant, Vistra operates in 12 states and six of the seven competitive markets in the U.S., with about 5,400 employees. Vistra’s retail brands serve approximately 2.9 million residential, commercial, and industrial customers across five top retail states, and its generation fleet totals approximately 41,000 megawatts of highly efficient generation capacity, with a diverse portfolio of natural gas, nuclear, coal, and solar facilities. Vistra Energy was formerly named Texas Competitive Electric Holdings. The company emerged from bankruptcy on October 3, 2016. Upon emergence from bankruptcy, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity is now listed on the New York Stock Exchange.

Results of Operations for the three and six months ended June 30, 2019 and June 30, 2018

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

Expenses

For the three and six months ended June 30, 2019, we had total net operating expenses of $1,164,150 or $0.11 per share and $2,322,344 or $0.22 per share, respectively. For the three and six months ended June 30, 2018, we had total net operating expenses of $1,071,400 or $0.10 per share and $2,797,489 or $0.27 per share, respectively. Base management fees attributed to the Adviser were $505,660 and $996,689 for the three and six months ended June 30, 2019, respectively. Base management fees attributed to the Adviser were $566,814 and $1,027,311 for the three and six months ended June 30, 2018, respectively. Our expenses include administrative services expenses attributed to the Adviser of $100,547 and $199,338 for the three and six months ended June 30, 2019, respectively. Administrative services expenses attributed to the Adviser were $104,171 and $205,462 for the three and six months ended June 30, 2018, respectively.

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

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment(1)	Administrator fees Waived and Subject to Recoupment(1)	Recoupment Eligibility Expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	September 30, 2019
June 30, 2016	74,421	14,884	Expired

Total	$2,284,508	$458,275

(1)

The Adviser has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Adviser balance on the Statement of Assets and Liabilities.

In addition, cumulatively since inception through June 10, 2016, the Company has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Our other expenses subject to the Expense Limitation Agreement for three and six months ended June 30, 2019 were $291,234 and $586,411, respectively, and consisted of the following:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Audit and tax fees	$61,728	$119,987
Legal fees	21,472	48,588
Custodian and accounting service fees	78,712	156,196
Reports to stockholders	13,303	33,104
Stock transfer fee	99,673	198,174
Directors’ fees	5,232	10,150
Other expenses	11,114	20,212

Total	$291,234	$586,411

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

Net Investment Income

We earned net investment income of $876,514 or $0.08 per share, and $759,076 or $0.07 per share, for the three months ended June 30, 2019 and June 30, 2018, respectively. We earned net investment income of $1,706,727 or $0.16 per share, and $1,169,592 or $0.11 per share for the six months ended June 30, 2019 and June 30, 2018, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $19,167,964 and $29,672,673 during the three months ended June 30, 2019 and June 30, 2018, respectively, from which we realized a net gains/(losses) of $109,755 and $1,596,602, respectively. We had sales or principal repayments of $27,960,827 and $42,734,541 during the six months ended June 30, 2019 and June 30, 2018, respectively, from which we realized a net gains/(losses) of $896,508 and $1,398,260, respectively. Additionally, during the three months ended June 30, 2019 and June 30, 2018, we realized gains/(losses) on total return swaps of $444,361 and $268,706, respectively. During the six months ended June 30, 2019 and June 30, 2018, we realized gains/(losses) on total return swaps of $806,842 and $268,422, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended June 30, 2019 and June 30, 2018, the net change in unrealized appreciation (depreciation) on investments totaled $(1,351,556) or $(0.13) per share, and $(1,681,212) or $(0.16) per share, respectively. For the six months ended June 30, 2019 and June 30, 2018, the net change in unrealized appreciation (depreciation) on investments totaled $2,869,690 or $0.28 per share, and $803,110 or $0.08 per share, respectively. For the three months ended June 30, 2019 and June 30, 2018, the net change in unrealized appreciation (depreciation) on the TRS was $223,217 and $(358,549), respectively. For the six months ended June 30, 2019 and June 30, 2018, the net change in unrealized appreciation (depreciation) on the TRS was $30,714 and $515,235, respectively. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2019 and June 30, 2018 was primarily driven by the performance of the Valeant Pharmaceuticals, Inc. 6.125% Corporate Bonds and the performance of the TerreStar Corp. common stock, respectively.

Net Increase from Payment from Affiliates

For the three and six months ended June 30, 2019 and June 30, 2018, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of June 30, 2019 would have been lower. These payments are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2019 and June 30, 2018, the net increase/(decrease) in net assets resulting from operations was $6,310,481 or $0.61 per share, and $4,154,619 or $0.40 per share, respectively.

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Income	$4,029,071	$3,967,081
Net expenses	(2,322,344)	(2,797,489)
Net realized gain/(loss)	1,703,350	1,666,682
Net unrealized appreciation (depreciation)	2,900,404	1,318,345
Net increase from amounts committed by affiliates	—	—

Total	$6,310,481	$4,154,619

For the three months ended June 30, 2019 and June 30, 2018, the net increase/(decrease) in net assets resulting from operations was $299,291 or $0.03 per share, and $584,623 or $0.06 per share, respectively.

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2018
Income	$2,040,664	$1,830,476
Net expenses	(1,164,150)	(1,071,400)
Net realized gain/(loss)	554,116	1,865,308
Net unrealized appreciation (depreciation)	(1,131,339)	(2,039,761)
Net increase from amounts committed by affiliates	—	—

Total	$299,291	$584,623

Financial Condition, Liquidity and Capital Resources

As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $6,627,184 and $7,112,205, respectively. As of June 30, 2019 and December 31, 2018, $3,707,254 and $6,957,619 was held in the State Street U.S. Government Money Market Fund, and $2,919,930 and $154,586 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of June 30, 2019 the Adviser controls 2,426,193 total shares, including reinvestment of dividends, for a net amount of approximately $20.9 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $413,024 for the six months ended June 30, 2019 and June 30, 2018, respectively, and were offset against capital in excess of par value on the financial statements.

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

As of June 30, 2019 and December 31, 2018, $36,566,744 and $32,583,965, respectively, were outstanding under the Financing Arrangement.

For the three and six months ended June 30, 2018 and June 30, 2017, the components of total interest expense were as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Direct interest expense	$339,299	$645,649
Commitment fees	—	—
Amortization of financing costs	—	—

Total	$339,299	$645,649

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Direct interest expense	$155,891	$356,623
Commitment fees	—	—
Amortization of financing costs	—	—

Total	$155,891	$356,623

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

As of June 30, 2019, the TRS had a notional amount of $53,318,467 and a market value of $50,487,287. Cash collateral of $21,880,000 was posted against the TRS as of June 30, 2019. As of December 31, 2018, the TRS had a notional amount of $55,763,056 and a market value of $53,007,114. Cash collateral of $20,580,000 was posted against the TRS as of December 31, 2018. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2019 and December 31, 2018, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended June 30, 2019 and June 30, 2018, the Company incurred $0 and $(34,891) of incentive fees on capital gains, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company incurred $0 and $597,005 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of June 30, 2019.

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

Distributions

In order to qualify for the special tax treatment accorded RICs and their shareholders, we are required under the Code, among other things, to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or “investment company taxable income,” to our stockholders on an annual basis. We intend to authorize and declare monthly distributions to be paid monthly to our stockholders as determined by the Board. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and six months ended June 30, 2019 and June 30, 2018, the Company did not distribute in excess of net investment income.

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

For the six months ended June 30, 2019, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend(1)	Dividends Reinvested
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019(2)	—	—	456,444

Total	$0.180	$3,741,401	$2,836,364

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.

For the year ended December 31, 2018, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend(1)	Dividends Reinvested(2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend will be reinvested in January 2019.

For the year ended December 31, 2017, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend	Dividends Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•

The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate as of June 30, 2019, the Adviser controls 2,426,193 total shares, including reinvestment of dividends, for a net amount of approximately $20.9 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of June 30, 2019 would have been lower. These payments are not recoupable by the Adviser.

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

As of June 30, 2019, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
PAMCO CLO 1997-1A B	Asset-Backed	$152,278
OmniMax International, Inc.	Common Stocks	468,468
SteadyMed Ltd.	Common Stocks	14,509
NexPoint Capital REIT, LLC	Common Stocks	2,232,005
TerreStar Corp.	Common Stock	4,054,150
Terrestar Corp.	Senior Secured Loans	130,825
Terrestar Corp.	Senior Secured Loans	552,603
OmniMax International, Inc.	Unsecured Loans	4,066,636
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	24,458
OmniMax International, Inc.	Warrant	14,501
SCYNEXIS, Inc.	Warrant	67,813

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and six months ended June 30, 2019 and June 30, 2018, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to June 30, 2019, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and six months ended June 30, 2019, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three and six months ended June 30, 2018, the Adviser incurred offering costs of $0 and $238,568, respectively, on our behalf. For the three and six months ended June 30, 2019, the Company capitalized $0 and $0 of offering costs, respectively. For the three and six months ended June 30, 2018, the Company capitalized $0 and $61,462 of offering costs, respectively. Of the capitalized offering costs, $0 and $5,445 were amortized to expense during the three and six months ended June 30, 2019, respectively. Of the capitalized offering costs, $51,691 and $119,845 were amortized to expense during the three and six months ended June 30, 2018. As of June 30, 2019 and June 30, 2018, $0 and $70,447 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2019, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of June 30, 2019, 53% (based on fair value) of the investments in our portfolio (including investments underlying the TRS) had floating interest rates, and both the TRS and the Financing Arrangement entered into with the BNPP entities have a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of June 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	(Increase) decrease in interest expense(1)	Increase (decrease) in net investment income
Down 25 basis points	(163,364)	240,227	76,863
Up 50 basis points	326,727	(480,453)	(153,726)
Up 100 basis points	653,454	(960,907)	(307,453)
Up 200 basis points	1,306,909	(1,921,813)	(614,904)
Up 300 basis points	1,960,363	(2,882,720)	(922,357)

(1)

Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. As of June 30, 2019, 100% of the loans underlying the TRS paid variable interest rates.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Investment Company Act of 1940, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As of the period covered by this report, we, including our president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our president and chief financial officer concluded that our disclosure controls and procedures were effective.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As of June 30, 2019, management remediated the material weakness previously identified as of December 31, 2018 relating to the application of ASC 820 and the reasonableness and reliability of assumptions used in the fair value model process which are monitored by the Valuation Committee through the operation of a review control (the “Material Weakness”). This control was not designed at an appropriate level of precision to ensure the accurate valuation of Level 3 securities. The Material Weakness resulted in material pricing errors related to a hard-to-value security held by the Company over a period of time.

The steps we took to remediate this material weakness included: i) enhancing a separate review control by adding control activities designed to operate at a level of precision which will enable such errors to be detected and by adding an additional member to the Valuation Sub-Committee to conduct such control activities, ii) providing additional training to members of its Valuation Sub-Committee and Valuation Committee with respect to the application of ASC 820 and the usage of subject matter expert inputs as inputs to fair value determinations, and iii) creating and implementing a guide for use of the Valuation Sub-Committee and Valuation Committee for the application of ASC 820 to fair value models.

As a result of the remediation activities, we have determined that our controls were designed appropriately and at a sufficient level of precision, and have been operating effectively for a sufficient period of time, such that the material weakness previously identified as of December 31, 2018 has been remediated as of June 30, 2019.

Changes in Internal Control over Financial Reporting

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

NEXPOINT CAPITAL, INC.

Date: August 14, 2019	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: August 14, 2019	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer