Form 10-Q
period 2019-09-30
NexPoint Capital, Inc.
filed 2019-11-14
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

As of September 30, 2019, the Registrant had 10,415,112 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Unaffiliated investments, at fair value (cost of $104,572,515 and $99,252,969, respectively)	$99,607,349	$92,974,250
Affiliated investments, at fair value (cost of $5,476,995 and $5,769,291, respectively)(1)	5,664,106	3,255,591
Cash and cash equivalents	5,801,040	7,112,205
Due from counterparty(2)	20,660,000	20,580,000
Receivable for investments sold	267,600	—
Receivable due on total return swaps(2)	289,041	366,952
Dividends and interest receivable	1,575,897	1,177,217
Prepaid expenses	5,256	10,930
Capitalized offering costs	—	5,445

Total assets	133,870,289	125,482,590

Liabilities
Credit facility and notes payable(3)	38,650,000	32,583,965
Payable for investments purchased	—	2,573,276
Unrealized depreciation on total return swap(2)	2,869,352	2,547,492
Common stock repurchased	1,090,749	—
Payable to Adviser(4)	616,733	291,904
Interest expense and commitment fees payable	94,083	7,707
Accrued expenses and other liabilities	275,264	445,304
Distributions payable	632,534	721,979

Total liabilities	44,228,715	39,171,627

Commitments and contingencies(5)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,415,112 and 10,322,327 shares issued and outstanding, respectively)	10,415	10,322
Paid-in capital in excess of par	93,459,532	92,602,409
Total distributable earnings (loss)	(3,828,373)	(6,301,768)

Total net assets	$89,641,574	$86,310,963

Net asset value per share of common stock	$8.61	$8.36

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of total return swaps.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 4 for a discussion of related party transactions and arrangements.
(5)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income:
Interest	$1,457,099	$1,524,419	$4,537,921	$4,901,607
Interest paid in kind	163,327	136,910	467,266	375,158
Dividend income from unaffiliated investments	279,927	141,782	770,810	465,649
Dividend income from affiliated investments(1)	79,643	39,047	183,175	56,895
Other fee income	—	656	49,895	10,586

Total investment income	1,979,996	1,842,814	6,009,067	5,809,895

Expenses:
Investment advisory fees(2)	499,288	527,229	1,495,977	1,554,540
Interest expense and commitment fees(3)	315,653	161,124	961,302	517,747
Administration fees(2)	100,029	103,982	299,367	309,444
Stock transfer fee	74,605	121,303	272,779	270,437
Custodian and accounting service fees	80,668	80,037	236,864	236,201
Audit and tax fees	59,123	53,666	179,110	163,919
Other expenses	64,113	44,909	87,693	123,958
Legal fees	18,703	45,263	67,291	133,447
Reports to stockholders	13,448	17,114	46,552	40,576
Directors’ fees(2)	4,956	5,498	15,106	14,844
Amortized offering costs	—	38,986	5,445	158,831
Capital gains incentive fees(2)	—	95,788	—	692,793

Total expenses	1,230,586	1,294,899	3,667,486	4,216,737
Expenses waived or reimbursed by the Adviser(2)	17,417	(23,992)	(97,139)	(148,341)

Net expenses	1,248,003	1,270,907	3,570,347	4,068,396

Net investment income	731,993	571,907	2,438,720	1,741,499

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	(221,845)	203,932	674,663	1,602,192
Affiliated investments(1)	—	—	—	—
Total return swaps(4)	491,235	481,877	1,298,077	750,299
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	1,084,500	80,016	1,313,553	3,197,967
Affiliated investments(1)	60,174	63,713	2,700,811	(2,251,128)
Total return swaps(4)	(352,574)	(350,600)	(321,860)	164,635

Net realized and unrealized gains (losses)	1,061,490	478,938	5,665,244	3,463,965

Net increase in net assets resulting from operations	1,793,483	1,050,845	8,103,964	5,205,464
Per share information - basic and diluted per common share
Net investment income:	$0.07	$0.05	$0.23	$0.17
Earnings per share:	$0.17	$0.10	$0.78	$0.50
Weighted average shares outstanding:	10,458,686	10,408,226	10,424,953	10,332,534

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statement of Changes in Net Assets

(Unaudited)

	Common Stock
			Paid in Capital
			in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings	Net Assets
Balance at June 30, 2019	10,448,961	$10,449	$93,756,115	$(3,732,688)	$90,033,876
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	731,993	731,993
Net realized gain (loss) on investments and securities sold short	—	—	—	(221,845)	(221,845)
Net realized gain (loss) on total return swaps(1)	—	—	—	491,235	491,235
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	1,144,674	1,144,674
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	(352,574)	(352,574)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(127,127)	(127)	(1,090,622)	—	(1,090,749)
Reinvestment of common stock	93,278	93	794,039	—	794,132
Distributions to shareholders(2)	—	—	—	(1,889,168)	(1,889,168)

Total increase (decrease) for the nine months ended September 30, 2019	(33,849)	(34)	(296,583)	(95,685)	(392,302)

Balance at September 30, 2019	10,415,112	$10,415	$93,459,532	$(3,828,373)	$89,641,574

Distributions to shareholder per share	—	$—	$—	$0.18	$0.18

Balance at December 31, 2018	10,322,327	$10,322	$92,602,409	$(6,301,768)	$86,310,963
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	2,438,720	2,438,720
Net realized gain (loss) on investments and securities sold short	—	—	—	674,663	674,663
Net realized gain (loss) on total return swaps(1)	—	—	—	1,298,077	1,298,077
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	4,014,364	4,014,364
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	(321,860)	(321,860)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(323,385)	(323)	(2,772,957)	—	(2,773,280)
Reinvestment of common stock	416,170	416	3,630,080	—	3,630,496
Distributions to stockholders(2)	—	—	—	(5,630,569)	(5,630,569)

Total increase (decrease) for the nine months ended September 30, 2019	92,785	93	857,123	2,473,395	3,330,611

Balance at September 30, 2019	10,415,112	$10,415	$93,459,532	$(3,828,373)	$89,641,574

Distributions to shareholders per share	—	$—	$—	$0.54	$0.54

(1)	See Note 7 for a discussion on Total Return Swaps.
(2)

Per the Securities Exchange Commission release #33-10532 “Disclosure Update and Simplification”; it is no longer required to differentiate distributions from earnings as either from net investment income or net realized capital gains.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statement of Changes in Net Assets

(Unaudited)

	Common Stock
			Paid in Capital
			in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings	Net Assets
Balance at June 30, 2018	10,367,005	$10,367	$93,207,592	$7,643,271	$100,861,230
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	571,907	571,907
Net realized gain (loss) on investments and securities sold short	—	—	—	203,932	203,932
Net realized gain (loss) on total return swaps(1)	—	—	—	481,877	481,877
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	143,729	143,729
Net change in unrealized appreciation (depreciation) on total return swaps	—	—	—	(350,600)	(350,600)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(73,877)	(74)	(709,888)	—	(709,962)
Reinvestment of common stock	123,580	124	1,196,837	—	1,196,961
Distributions to shareholders(2)	—	—	—	(1,873,369)	(1,873,369)

Total increase (decrease) for the nine months ended September 30, 2018	49,703	50	486,949	(822,524)	(335,525)

Balance at September 30, 2018	10,416,708	$10,417	$93,694,541	$6,820,747	$100,525,705

Distributions to shareholder per share	—	$—	$—	$0.18	$0.18

Balance at December 31, 2017	9,804,321	$9,804	$87,656,780	$7,193,373	$94,859,957
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,741,499	1,741,499
Net realized gain (loss) on investments and securities sold short	—	—	—	1,602,192	1,602,192
Net realized gain (loss) on total return swaps(1)	—	—	—	750,299	750,299
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	946,839	946,839
Net change in unrealized appreciation (depreciation) on total return swaps	—	—	—	164,635	164,635
Shareholder distributions:
Issuance of common stock	538,995	539	5,314,944	—	5,315,483
Repurchase of common stock	(293,970)	(294)	(2,857,451)	—	(2,857,745)
Reinvestment of common stock	367,362	368	3,580,268	—	3,580,636
Distributions to stockholders(2)	—	—	—	(5,578,090)	(5,578,090)

Total increase (decrease) for the nine months ended September 30, 2018	612,387	613	6,037,761	(372,626)	5,665,748

Balance at September 30, 2018	10,416,708	$10,417	$93,694,541	$6,820,747	$100,525,705

Distributions to shareholders per share	—	$—	$—	$0.54	$0.54

(1)	See Note 7 for a discussion on Total Return Swaps.
(2)

Per the Securities Exchange Commission release #33-10532 “Disclosure Update and Simplification”; it is no longer required to differentiate distributions from earnings as either from net investment income or net realized capital gains.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows used in operating activities
Net increase in net assets resulting from operations	$8,103,964	$5,205,464
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(33,681,146)	(59,898,327)
Payment-in-kind investments	(467,266)	(375,158)
Proceeds from sales and principal repayments of investment securities	30,502,390	51,413,124
Net realized (gain) loss on investments	(674,663)	(1,602,192)
Net change in unrealized (appreciation) depreciation on investments	(4,014,364)	(946,839)
Net change in unrealized depreciation on total return swaps	321,860	(164,635)
Amortization of premium/discount, net	(706,565)	(674,160)
Amortization of capitalized offering costs	5,445	158,831
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(267,600)	1,193,395
(Increase) decrease in dividends and interest receivable	(398,680)	(266,466)
(Increase) decrease in prepaid expenses	5,674	57,373
(Increase) decrease in due from counterparty	(80,000)	(4,980,000)
(Increase) decrease in receivable due on total return swap	77,911	(234,454)
Increase (decrease) in payable for investments purchased	(2,573,276)	5,594,884
Increase (decrease) in payable to Adviser	324,829	311,128
Increase (decrease) in incentive fees payable	—	692,792
Increase (decrease) in interest expense and commitment fees payable	86,376	(45,435)
Increase (decrease) in accrued expenses and other liabilities	(170,040)	(40,005)

Net cash flow used in operating activities	(3,605,151)	(4,600,680)

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	—	5,321,118
Repurchase of common stock, net of payable	(1,682,531)	(2,250,787)
Distributions paid in cash	(2,089,518)	(1,997,454)
Offering costs paid, net of due to Adviser	—	(61,462)
(Decrease) in credit facilities and notes payable	(6,727,171)	(34,045,613)
Increase in credit facilities and notes payable	12,793,206	33,694,587

Net cash flow provided by financing activities	2,293,986	660,389

Net decrease in cash and cash equivalents	(1,311,165)	(3,940,291)
Cash and cash equivalents
Beginning of the period	7,112,205	11,044,982

End of the period	$5,801,040	$7,104,691

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$467,266	$375,158
Cash paid during the period for interest	$874,926	$563,182
Reinvestment of distributions paid	$3,630,496	$3,580,636
Local and excise taxes paid	$194,579	$168,836

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of September 30, 2019

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 6.3%(4)
Energy – 2.2%
Fieldwood Energy, LLC (First Lien Term Loan)(5)	L + 525	1.00%	4/11/2022	$1,800,549	$1,796,675	$1,569,224
Fieldwood Energy, LLC (Second Lien Term Loan)(5)	L + 725	1.00%	4/11/2023	567,797	552,318	429,001

						1,998,225

Healthcare – 2.9%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(6)(7)	L + 375	0.00%	7/24/2025	2,573,277	2,560,717	2,562,816

Media/Telecommunications – 0.4%
iHeartCommunications, Inc. (First Lien Term Loan)(6)(8)	L + 400	0.00%	5/1/2026	407,413	1,055,095	410,538

Telecommunication Services – 0.8%
TerreStar Corp. (First Lien Term Loan)(9)(10)	11% PIK		2/27/2020	568,851	568,851	568,851
TerreStar Corp. (First Lien Term Loan)(9)(10)	11% PIK		2/28/2022	134,672	134,672	134,672

						703,523

Utility – 0.0%
Texas Competitive Electric Holdings Company, LLC (TXU) (Escrow Loan)(11)				3,500,000	79,373	1,925

Total Senior Secured Loans						5,677,027

Unsecured Loans – 4.6%
Materials – 4.6%
OmniMax International, Inc.(6)(9)(10)	14% PIK, 2% Cash		2/6/2021	4,255,782	4,001,588	4,145,132
Total Unsecured Loans						4,145,132

Asset-Backed Securities – 1.1%
Financials – 1.1%
Grayson Investor Corp.(7)(12)(13)(14)			11/1/2021	800	456,000	323,392
Highland Park CDO I Ltd. 2006 1A A2(6)(7)(12)(14)	L + 40		11/25/2051	546,650	455,437	544,788
PAMCO CLO 1997-1A B(7)(9)(10)(12)(14)(15)				374,239	215,188	164,066

						1,032,246

Total Asset-Backed Securities						1,032,246

Mortgage-Backed Securities – 4.5%
Financials – 4.5%
FREMF 2019-KF60 Mortgage Trust(5)(12)			2/25/2026	4,003,905	3,997,804	3,993,895

Total Mortgage-Backed Securities						3,993,895

				Shares
Closed-End Mutual Funds – 2.4%
Financials – 2.4%
NexPoint Strategic Opportunities Fund(7)(16)(17)				120,633	2,419,467	2,162,950

Total Closed-End Mutual Funds						2,162,950

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2019

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Corporate Bonds – 55.0%
Financials – 7.1%
ASP AMC Merger Sub, Inc.(12)(17)	8.000%		5/15/2025	$7,325,000	$6,935,575	$5,017,625
Freedom Mortgage Corp.(12)(17)	8.250%		4/15/2025	1,500,000	1,500,000	1,383,750

						6,401,375

Healthcare – 47.5%
Endo Finance LLC / Endo Finco Inc.(12)(17)	6.000%		7/15/2023	9,500,000	8,313,453	5,874,325
Ortho-Clinical Diagnostics(12)(17)	6.625%		5/15/2022	11,217,000	10,829,218	11,011,729
Quorum Health Corp.(12)(17)	11.625%		4/15/2023	2,459,000	2,313,513	2,219,248
Surgery Center Holdings(7)(12)(17)	6.750%		7/1/2025	10,858,000	10,275,332	9,799,345
Valeant Pharmaceuticals International, Inc.(7)(12)(17)	5.875%		5/15/2023	3,742,000	3,327,752	3,802,807
Valeant Pharmaceuticals International, Inc.(7)(12)(17)	6.125%		4/15/2025	9,500,000	8,718,229	9,868,125

						42,575,579

Media/Telecommunications – 0.4%
iHeartCommunications, Inc.(17)	6.375%		5/1/2026	114,206	313,455	123,914
iHeartCommunications, Inc.(17)	8.375%		5/1/2027	214,073	584,792	232,333

						356,247

Total Corporate Bonds						49,333,201

				Shares
Common Stocks – 26.7%
Chemicals – 0.0%
MPM Holdings, Inc.(7)(18)				8,500	17,000	42,500

Energy – 5.6%
Energy Transfer Equity L.P.(7)(17)				75,000	1,438,740	981,000
Enterprise Products Partners L.P.(7)(17)				140,000	3,424,740	4,001,200

						4,982,200

Financials – 2.4%
American Banknote Corp.(9)(10)(18)				700,000	1,925,000	2,142,000

Healthcare – 2.4%
Acadia Healthcare Co., Inc.(7)(17)(18)				24,900	981,583	773,892
Amarin Corp. Plc(7)(17)(18)				35,000	495,565	530,600
Heron Therapeutics, Inc.(7)(17)(18)				19,232	500,032	355,792
Quorum Health Corp.(17)(18)				405,514	2,168,874	490,672
SteadyMed Ltd.(7)(9)(10)(18)				54,749	14,508	14,509

						2,165,465

Materials – 0.4%
OmniMax International, Inc.(9)(10)(18)				6,698	663,115	326,735

Media/Telecommunications – 1.7%
Clear Channel Outdoor Holding, Inc.(17)(18)				124,986	631,179	314,965
iHeartMedia, Inc.(17)(18)				80,350	2,182,708	1,205,250

						1,520,215

Real Estate Investment Trusts (REITs) – 5.3%
Independence Realty Trust, Inc.(7)(17)				246,727	2,180,872	3,530,664
NexPoint Residential Trust, Inc.(7)(16)(17)				26,311	867,967	1,230,302

						4,760,966

Retail – 1.3%
Tru Kids, Inc.				237	1,139,661	1,186,339

Service – 0.1%
Western States Life Insurance				237	286,733	62,440

Telecommunication Services – 4.4%
TerreStar Corp.(9)(10)(18)				14,035	1,599,990	3,902,151

Utility – 3.1%
Vistra Energy Corp.(17)				105,000	1,622,256	2,806,650

Total Common Stocks						23,897,661

LLC Interests – 8.2%
Real Estate – 5.7%
SFR WLIF III, LLC(9)(10)				1,651,112	1,651,112	1,634,931
SFR WLIF II, LLC(9)(10)				3,348,888	3,348,888	3,424,238

						5,059,169

Real Estate Investment Trust (REIT) – 2.5%
NexPoint Capital REIT, LLC(9)(10)(16)				100	2,189,561	2,270,854

Total LLC Interests						7,330,023

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2019

(Unaudited)

	Preferred Dividend Rate
Preferred Stocks – 8.4%
Financials – 2.3%
Tectonic Financial, Inc.	9.000%		200,000	$2,000,000	$2,070,000

Real Estate Investment Trusts (REITs) – 6.1%
Braemar Hotels & Resorts, Inc.(7)(17)	5.500%		258,065	4,000,008	5,383,236
RAIT Financial Trust(17)(19)	8.875%		148,057	3,113,308	68,106

					5,451,342

Total Preferred Stocks					7,521,342

Rights – 0.1%
Utility – 0.1%
Texas Competitive Electric Holdings
Company, LLC (TXU)(18)			58,356	148,619	51,645

Total Rights					51,645

Warrants – 0.1%
Healthcare – 0.1%
Galena Biopharma, Inc.(10)(18)		1/12/2021	1,500,054	—	—
Gemphire Therapeutics, Inc.(10)(18)		3/15/2022	118,796	—	8,776
SCYNEXIS, Inc.(10)(18)		6/21/2021	195,000	—	65,486

					74,262

Materials – 0.0%
OmniMax International, Inc.(9)(10)(18)		8/6/2025	207	—	10,113

Media/Telecommunications – 0.0%
iHeartMedia, Inc.(18)		5/1/2039	2,875	52,987	41,958

Total Warrants					126,333

Total Investments- 117.4%				$110,049,510	$105,271,455

Cash Equivalents –6.4%(20)					$5,739,734
Other Assets & Liabilities, net- (23.8%)					$(21,369,615)

Net Assets- 100.0%					$89,641,574

				Notional	Unrealized
				Amount(21)	Depreciation
Total Return Swap – (3.2%)
BNP Paribas TRS Facility (Note 7)				54,918,391	(2,869,352)

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at September 30, 2019. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2019 was 2.02%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(6)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2019 was 2.09%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(7)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 29.5% of the Company’s total assets as of September 30, 2019.

(8)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(9)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(10)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $18,812,514 or 21.0% of net assets were fair valued under the Company’s valuation procedures as of September 30, 2019.

(11)	The investment represents value held in escrow pending future events. No interest is being accrued.
(12)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of September 30, 2019, these securities amounted to $54,003,095, or 60.2% of net assets.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2019

(Unaudited)

(13)	The investment is considered to be the equity tranche of the issuer.
(14)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(15)	The issuer is in default of its payment obligation, or is in danger of default.
(16)	Represents an affiliated issuer. Assets with a total aggregate market value of $5,664,106, or 6.3% of net assets, were affiliated with the Company as of September 30, 2019 (see Note 10).
(17)	All or part of this security is pledged as collateral for margin/facility borrowings. The market value of the securities pledged as collateral was $73,168,480.
(18)	Non-income producing security.
(19)	The issuer has suspended the quarterly dividend for this security.
(20)	State Street U.S. Government Money Market Fund.
(21)	Notional value of the underlying securities in the Total Return Swap is calculated by multiplying par by the initial price.

Glossary

ADR	American Depositary Receipt
PIK	Payment-in-Kind

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through September 30, 2019, the Adviser controls 2,477,716 total shares, including reinvestment of dividends, for a net amount of approximately $21.3 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements is not required for interim financial statements and has been condensed or omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2019. The interim financial data as of September 30, 2019, and for the three and nine months ended September 30, 2019 and September 30, 2018 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of September 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of $5,801,040 and $7,112,205, respectively. As of September 30, 2019 and December 31, 2018, $5,739,734 and $6,957,619 was held in the State Street U.S. Government Money Market Fund, and $61,306 and $154,586 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of September 30, 2019 and December 31, 2018, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and nine months ended September 30, 2019, the Company recognized $0 and $49,895 of fee income, respectively. For the three and nine months ended September 30, 2018, the Company recognized $656 and $10,586 of fee income, respectively.

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

With respect to investments for which market quotations are not readily available, the Board and the Adviser undertake a multi-step valuation process, as described below:

•	The valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with senior management of the Adviser (the “Valuation Committee”).

•	The audit committee of the Board reviews these preliminary valuations recommended by the Valuation Committee.

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

As of September 30, 2019, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$164,066
American Banknote Corp.	Common Stocks	2,142,000
OmniMax International, Inc.	Common Stocks	326,735
SteadyMed Ltd.	Common Stocks	14,509
TerreStar Corp.	Common Stocks	3,902,151
NexPoint Capital REIT, LLC	LLC Interests	2,270,854
SFR WLIF III, LLC	LLC Interests	1,634,931
SFR WLIF II, LLC	LLC Interests	3,424,238
TerreStar Corp.	Senior Secured Loans	568,851
TerreStar Corp.	Senior Secured Loans	134,672
OmniMax International, Inc.	Unsecured Loans	4,145,132
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	8,776
OmniMax International, Inc.	Warrant	10,113
SCYNEXIS, Inc.	Warrant	65,486

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

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Board and the Valuation Committee may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.

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

As of September 30, 2019, the Company’s investments consisted of senior secured loans, unsecured loans, bonds, asset-backed securities, mortgage-backed securities, common stocks, LLC interests, preferred stocks, a closed-end mutual fund, a total return swap (“TRS”) and rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of September 30, 2019 and December 31, 2018:

	September 30, 2019
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$1,998,225	$—	$1,998,225
Healthcare	—	2,562,816	—	2,562,816
Media/Telecommunications	—	410,538	—	410,538
Telecommunication Services	—	—	703,523	703,523
Utility	—	1,925	—	1,925
Unsecured Loans
Materials	—	—	4,145,132	4,145,132
Asset-Backed Securities
Financials	—	868,180	164,066	1,032,246
Mortgage-Backed Securities
Financials	—	3,993,895	—	3,993,895
Closed-End Mutual Funds
Financials	2,162,950	—	—	2,162,950
Corporate Bonds
Financials	—	6,401,375	—	6,401,375
Healthcare	—	42,575,579	—	42,575,579
Media/Telecommunications	—	356,247	—	356,247
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	4,982,200	—	—	4,982,200
Financials	—	—	2,142,000	2,142,000
Healthcare	2,150,956	—	14,509	2,165,465
Materials	—	—	326,735	326,735
Media/Telecommunications	1,520,215	—	—	1,520,215
Real Estate Investment Trusts (REITs)	4,760,966	—	—	4,760,966
Retail	—	1,186,339	—	1,186,339
Service	—	62,440	—	62,440
Telecommunication Services	—	—	3,902,151	3,902,151
Utility	2,806,650	—	—	2,806,650
LLC Interests
Real Estate	—	—	5,059,169	5,059,169
Real Estate Investment Trusts (REITs)	—	—	2,270,854	2,270,854
Preferred Stocks
Financials	—	2,070,000	—	2,070,000
Real Estate Investment Trusts (REITs)	5,383,236	68,106	—	5,451,342
Rights	—	51,645	—	51,645
Warrants
Healthcare	—	74,262	—	74,262
Materials	—	—	10,113	10,113
Media/Telecommunications	—	41,958	—	41,958

Total Assets	$23,767,173	$62,766,030	$18,738,252	$105,271,455

Liabilities
Warrants	$—	$—	$—	$—
Derivatives
Total Return Swap Contracts	—	—	(2,869,352)	(2,869,352)

Total Liabilities	$—	$—	$(2,869,352)	$(2,869,352)

Total Investments net of Securities
Sold Short	$23,767,173	$62,766,030	$15,868,900	$102,402,103

See Notes to Financial Statements.

	December 31, 2018
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$2,196,140	$—	$2,196,140
Healthcare	—	6,846,414	—	6,846,414
Media/Telecommunications	—	3,381,950	—	3,381,950
Retail	—	1,171,825	—	1,171,825
Telecommunication Services	—	—	522,845	522,845
Utility	—	8,750	—	8,750
Unsecured Loans	—	—	3,838,472	3,838,472
Asset-Backed Securities	—	887,239	144,044	1,031,283
Closed-End Mutual Funds	1,297,005	—	—	1,297,005
Corporate Bonds	—	48,978,855	—	48,978,855
Common Stocks
Chemicals	267,750	—	—	267,750
Energy	5,171,050	—	—	5,171,050
Healthcare	4,536,182	—	14,509	4,550,691
Materials	—	—	1,303,257	1,303,257
Media/Telecommunications	—	—	1,055,803	1,055,803
Real Estate Investment Trusts (REITs)	3,167,737	—	—	3,167,737
Telecommunication Services	—	—	3,913,800	3,913,800
Utility	2,632,350	—	—	2,632,350
Preferred Stocks	4,760,233	—	—	4,760,233
Rights	—	43,183	—	43,183
Warrants
Healthcare	—	50,108	—	50,108
Materials	—	—	40,340	40,340

Total Assets	$21,832,307	$63,564,464	$10,833,070	$96,229,841

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(2,547,492)	$(2,547,492)

Total Liabilities	$—	$—	$(2,547,492)	$(2,547,492)

Total Investments Net of Swap Contracts	$21,832,307	$63,564,464	$8,285,578	$93,682,349

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2019.

Investments:	Balance as of December 31, 2018	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of September 30, 2019	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication	$522,845	$—	$—	$—	$—	$523	$180,155	$—	$703,523	$523
Services
Unsecured Loans
Materials	3,838,472	—	—	130,134	—	(240,784)	417,310	—	4,145,132	(240,784)
Asset-Backed Securities
Financials	144,044	—	—	—	—	20,022	—	—	164,066	20,022
Common Stocks
Financials	—	—	—	—	—	217,000	1,925,000	—	2,142,000	217,000
Healthcare	14,509	—	—	—	—	—	—	—	14,509	—
Materials	1,303,257	—	—	—	—	(976,522)	—	—	326,735	(976,522)
Media/Telecommunications	1,055,803	—	—	—	—	2,422,882	—	(3,478,685)	—	2,422,882
Telecommunication Services	3,913,800	—	—	—	—	(11,649)	—	—	3,902,151	(11,649)
LLC Interests
Real Estate	—	—	—	—	—	59,169	5,000,000	—	5,059,169	59,169
Real Estate Investment Trusts (REITs)	—	—	—	—	—	81,293	2,189,561	—	2,270,854	81,293
Warrants
Materials	40,340	—	—	—	—	(30,227)	—	—	10,113	(30,227)

Total	$10,833,070	$—	$—	$130,134	$—	$1,541,707	$9,712,026	$(3,478,685)	$18,738,252	$1,541,707

Liabilities
Total Return Swaps(1)	$(2,547,492)	$—	$—	$—	$—	$(321,860)	$—	$—	$(2,869,352)	$(321,860)

(1)

During the nine months ended September 30, 2019, the Company recognized a net realized gain on the TRS amounting to $1,298,077. The Company received $1,386,143 in cash payments from the TRS during the period and paid $10,157, with a decrease of $77,911 in receivable from BNP Paribas for the nine months ended September 30, 2019.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2018.

Investments:	Balance as of December 31, 2017	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/PIK	(Sales and redemptions)	Balance as of September 30, 2018	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$—	$—	$—	$—	$—	$(504)	$504,000	$—	$503,496	$(504)
Unsecured Loans
Materials	3,326,186	—	—	120,324	213	(137,546)	363,662	(1,257)	3,671,582	(137,546)
Asset-Backed Securities
Financials	294,541	—	—	—	78,797	(44,786)	—	(185,406)	143,146	(44,786)
Common Stocks
Healthcare	—	—	—	—	—	—	14,509	—	14,509	—
Materials	2,566,191	—	—	—	—	(884,623)	—	—	1,681,568	(884,623)
Media/Telecommunications	—	1,216,469	—	—	—	—	—	—	1,216,469	—
Telecommunication Services	—	—	—	—	—	3,082,367	1,599,990	—	4,682,357	3,082,367
Warrants
Materials	79,432	—	—	—	—	(27,382)	—	—	52,050	(27,382)

Total	$6,266,350	$1,216,469	$—	$120,324	$79,010	$1,987,526	$2,482,161	$(186,663)	$11,965,177	$1,987,526

Liabilities
Total Return Swaps(1)	$(563,823)	$—	$—	$—	$—	$164,635	$—	$—	$(399,188)	$164,635

(1)

During the nine months ended September 30, 2018, the Company recognized a net realized gain on the TRS amounting to $750,299. The Company received $653,318 in cash payments from the TRS during the period and paid $137,472, with an increase of $234,453 in receivable from BNP Paribas for the nine months ended September 30, 2018.

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the nine months ended September 30, 2019, there was no transfer from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the nine months ended September 30, 2018, $1,216,469 was transferred from Level 2 to Level 3.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of September 30, 2019 and December 31, 2018:

Investment	Fair value at September 30, 2019	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$7,330,023	Discounted Cash Flow	Discount Rate	2.46% - 4.54%
		Net Asset Value	N/A	N/A
Common Equity	6,385,395	Discounted Cash Flow	Discount Rate	11.5% - 15.0%
			Terminal Multiple	7.0x
		Multiples Analysis	Multiple of EBITDA	5.00x - 9.25x
			Unadjusted Price/MHz-PoP	$0.12 - $0.95
			Risk Discount	55.2% - 59.8%
			Liquidity Discount	25%
		Transaction Analysis	Multiple of EBITDA	8.5x - 9.0x
		Transaction Indication of Value	Enterprise Value ($mm)	$365.0 - $771.0
			Transaction Price Per Share	$2.75
			Indication of Value	$4.87
		Third-Party Valuation	Cash Payment Value	$4.46
		Implied Value
Senior Secured Loans	703,523	Discounted Cash Flow	Discount Rate	11.10%
			Spread Adjustment	0.10%
Unsecured Loans	4,145,132	Discounted Cash Flow	Discount Rate	17.75%
			Spread Adjustment	1.75%
Asset-Backed Securities	164,066	Discounted Cash Flow	Discount Rate	20.88%
Warrants	10,113	Discounted Cash Flow	Discount Rate	11.5% - 14.0%
			Terminal Multiple	7.0x
		Multiples Analysis	Multiple of EBITDA	7.5x - 9.25x
		Transaction Analysis	Multiple of EBITDA	8.5x - 9.0x

Total	$18,738,252

Total Return Swaps	$(2,869,352)	Third Party Pricing Vendor	N/A	N/A

Investment	Fair value at December 31, 2018	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Common Equity	$6,287,369	Discounted Cash Flow	Discount Rate	11.00% - 15.00%
			Terminal Multiple	6.5x
		Multiples Analysis	Multiple of EBITDA	6.0x - 7.0x
			Unadjusted Price/MHz-PoP	$0.120 - $0.800
			Risk Discount	33.0% - 35.8%
		Transaction Analysis	Multiple of EBITDA	7.25x - 7.75x
		Bid Indication of Value	Enterprise Value ($mm)	$720.0 - $765.0
		Pricing Feed	N/A	N/A
		Implied Value	Cash Payment Value	$4.46
Senior Secured Loans	522,845	Discounted Cash Flow	Discount Rate	11.1%
			Spread Adjustment	0.10%
Unsecured Loans	3,838,472	Discounted Cash Flow	Discount Rate	16.0%
Warrants	40,340	Discounted Cash Flow	Discount Rate	11.00%
			Terminal Multiple	6.5x
		Multiples Analysis	Multiple of EBITDA	6.0x - 7.0x
		Transaction Analysis	Multiple of EBITDA	7.25x - 7.75x
Asset-Backed Securities	144,044	Discounted Cash Flow	Discount Rate	20.88%

Total	$10,833,070

Total Return Swaps	$(2,547,492)	Third Party Pricing Vendor	N/A	N/A

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the nine months ended September 30, 2019 and September 30, 2018, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the nine months ended September 30, 2019 and September 30, 2018. Selling commissions and fees of $0 and $413,024 were paid for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net increase (decrease) in net assets from operations	$1,793,483	$1,050,845	$8,103,964	$5,205,464
Weighted average common shares outstanding	10,458,686	10,408,226	10,424,953	10,332,534
Earnings per common share-basic and diluted	$0.17	$0.10	$0.78	$0.50

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

In March 2017, the FASB issued Accounting Standards Update 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this update shorten the amortization period for certain callable debt securities held at premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For the Company, this update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

In February 2018, the FASB issued Accounting Standards Update 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update provide a variety of technical corrections and improvements to how entities should account for financial instruments, shorten the amortization period for certain callable debt securities held at premium. For public entities this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years beginning after June 15, 2018. For all other entities, the update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at September 30, 2019:

	Fair value	Percentage
Assets
Healthcare	$47,378,122	45.0%
Financials	17,802,466	16.9%
Real Estate Investment Trusts (REITs)	12,483,162	11.9%
Energy	6,980,425	6.6%
Real Estate	5,059,169	4.8%
Telecommunication Services	4,605,674	4.4%
Materials	4,481,980	4.3%
Utility	2,860,220	2.7%
Media/Telecommunications	2,328,958	2.2%
Retail	1,186,339	1.1%
Service	62,440	0.1%
Chemicals	42,500	0.0%

Total Assets	$105,271,455	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2018:

	Fair value	Percentage
Assets
Healthcare	$55,217,193	57.4%
Real Estate Investment Trusts (REITs)	7,927,970	8.2%
Financials	7,537,163	7.8%
Energy	7,367,190	7.7%
Materials	5,182,069	5.4%
Media/Telecommunications	4,437,753	4.6%
Telecommunication Services	4,436,645	4.6%
Utility	2,684,283	2.8%
Retail	1,171,825	1.2%
Chemicals	267,750	0.3%

Total Assets	$96,229,841	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of September 30, 2019:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$6,116,010	$5,246,101	5.0%
Senior Secured Loans - Second Lien	552,318	429,001	0.4%
Senior Secured Loans - Escrow Loan	79,373	1,925	0.0%
Unsecured Loans	4,001,588	4,145,132	3.9%
Asset-Backed Securities	1,126,625	1,032,246	1.0%
Mortgage-Backed Securities	3,997,804	3,993,895	3.8%
Closed-End Mutual Funds	2,419,467	2,162,950	2.1%
Corporate Bonds	53,111,319	49,333,201	46.9%
Common Stocks	22,140,523	23,897,661	22.7%
LLC Interests	7,189,561	7,330,023	7.0%
Preferred Stocks	9,113,316	7,521,342	7.1%
Rights	148,619	51,645	0.0%
Warrants	52,987	126,333	0.1%

Total Assets	$110,049,510	$105,271,455	100.0%

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

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of September 30, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $54,918,391 and $51,761,130, respectively, as of September 30, 2019.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$52,777,269	$49,162,651	31.3%
Senior Secured Loans - Second Lien	8,809,450	8,273,581	5.3%
Senior Secured Loans - Escrow Loan	79,373	1,925	0.0%
Unsecured Loans	4,001,588	4,145,132	2.6%
Asset-Backed Securities	1,126,625	1,032,246	0.7%
Mortgage-Backed Securities	3,997,804	3,993,895	2.5%
Closed-End Mutual Funds	2,419,467	2,162,950	1.4%
Corporate Bonds	53,111,319	49,333,201	31.4%
Common Stocks	22,140,523	23,897,661	15.2%
LLC Interests	7,189,561	7,330,023	4.7%
Preferred Stocks	9,113,316	7,521,342	4.8%
Rights	148,619	51,645	0.0%
Warrants	52,987	126,333	0.1%

Total Assets	$164,967,901	$157,032,585	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $55,763,056 and $53,007,114, respectively, as of December 31, 2018.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$56,049,290	$52,886,814	35.4%
Senior Secured Loans - Second Lien	15,182,300	14,239,474	9.5%
Senior Secured Loans - Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	2.6%
Asset-Backed Securities	1,217,703	1,031,283	0.7%
Closed-End Mutual Funds	1,444,019	1,297,005	0.9%
Corporate Bonds	53,545,694	48,978,855	32.8%
Common Stocks	22,542,416	22,062,438	14.8%
Preferred Stocks	7,113,316	4,760,233	3.2%
Rights	148,619	43,183	0.0%
Warrants	—	90,448	0.1%

Total Assets	$160,785,316	$149,236,955	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at September 30, 2019:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,032,246	1.0%
Luxembourg(1)	2,562,817	2.4%
United States	101,676,392	96.6%

Total Assets	$105,271,455	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2018:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$1,031,283	1.1%
Luxembourg(1)	2,526,414	2.6%
United States	92,672,144	96.3%

Total Assets	$96,229,841	100.0%

(1)	Investment denominated in USD

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

For the three and nine months ended September 30, 2019, the Company incurred investment advisory fees payable to the Adviser of $499,288 and $1,495,977, respectively. For the three and nine months ended September 30, 2018, the Company incurred investment advisory fees payable to the Adviser of $527,229 and $1,554,540, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three and nine months ended September 30, 2019, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. For the three and nine months ended September 30, 2018, the Company incurred $95,788 and $692,793 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of September 30, 2019.

Administration Fee

Pursuant to the Administration Agreement with the Adviser, the Company also reimburses the Adviser for expenses necessary for its performance of services related to the Company’s administration and operations. The amount of the reimbursement will be the lesser of (1) the Company’s allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under the Administration Agreement and (2) 0.40% of the Company’s average gross assets, (excluding cash and cash equivalents). The Adviser is required to allocate the cost of such services to the Company based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. The Board assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board will compare the total amount of management fees including administrative fees paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

For the three and nine months ended September 30, 2019, the Company incurred administration fees payable to the Adviser of $100,029 and $299,367, respectively. For the three and nine months ended September 30, 2018, the Company incurred administration fees payable to the Adviser of $103,982 and $309,444, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to advisory and administrator fees are shown below.

Period ended	Advisory fees waived and subject to recoupment(1)	Administration fees waived and subject to recoupment(1)	Recoupment eligibility expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	December 31, 2019
September 30, 2016	343,320	68,664	Expired
June 30, 2016	74,421	14,884	Expired

Total	$2,284,508	$458,275

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

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and nine months ended September 30, 2019 and 2018 the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and nine months ended September 30, 2019, the Adviser incurred and paid offering costs of $0 and $0 respectively, on our behalf. For the three and nine months ended September 30, 2018, the Adviser incurred and paid offering costs of $0 and $238,568, respectively, on our behalf. For the three and nine months ended September 30, 2019, the Company capitalized $0 and $0 of offering costs, respectively. For the three and nine months ended September 30, 2018, the Company capitalized $0 and $61,462 of offering costs, respectively. Of the capitalized offering costs, $0 and $5,445 were amortized to expense during the three and nine months ended September 30, 2019, respectively. Of the capitalized offering costs, $38,986 and $158,831 were amortized to expense during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and September 30, 2018, $0 and $31,461 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2019, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

For the three and nine months ended September 30, 2019, the Company recorded an expense relating to director fees of $4,956 and $15,106, respectively. For the three and nine months ended September 30, 2018, the Company recorded an expense relating to director fees of $5,498 and $14,844, respectively, which represents the allocation of the director fees to the Company. As of September 30, 2019, there was $156 of expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of September 30, 2019 is $1,001,798. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of September 30, 2019, June 30, 2019 and March 31, 2019, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
September 30, 2019	$849,345	$752,206	$97,139	$(17,417)	September 30, 2022
June 30, 2019	586,411	471,855	114,556	75,592	June 30, 2022
March 31, 2019	295,177	256,213	38,964	38,964	March 31, 2022

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2016	$1,263,735	$835,904	$427,831	$147,943	December 31, 2019
September 30, 2016	803,909	524,021	279,888	—	Expired
June 30, 2016	567,248	320,023	247,225	—	Expired
March 31, 2016	259,420	102,319	157,101	—	Expired

During the three and nine months ended September 30, 2019, $32,663 and $279,888, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the nine months ended September 30, 2019 and September 30, 2018, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of September 30, 2019 would have been lower by approximately this amount. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of September 30, 2019 and December 31, 2018, there were no amounts owed from the Adviser to the Company.

As of September 30, 2019 and December 31, 2018, the Company owed $616,733 and $291,904, respectively, to the Adviser, largely related to advisory fees, administration fees, and the expense limitation agreement.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the nine months ended September 30, 2019 and September 30, 2018, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer from August 28, 2019, until expiration of September 30, 2019 at 5:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, 127,127 shares of the Company were tendered for repurchase, constituting approximately 1.22% of the Company’s outstanding shares.

For the nine months ended September 30, 2019, the Company repurchased 0 shares as part of its death and disability repurchase program.

Note 7 — Credit Facility and Leverage Facilities

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days notice. At September 30, 2019, current outstanding and fair value amounts were $38,650,000 and $38,951,129, respectively. At December 31, 2018, current outstanding and fair value amounts were $32,583,965 and $32,742,192, respectively.

For the three and nine months ended September 30, 2019 and September 30, 2018, the components of total interest expense were as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2019	2018	2019	2018
Direct interest expense	$315,653	$161,124	$961,302	$517,747
Commitment fees	—	—	—	—
Amortization of financing costs	—	—	—	—

Total interest expense	$315,653	$161,124	$961,302	$517,747

Average daily amount outstanding	36,902,623	19,692,021	35,840,212	21,357,133
Weighted average interest rate	3.35%	3.20%	3.54%	3.10%

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

Nine months ended	Total amount outstanding	% of asset coverage
09/30/2019	$72,908,391	223%
06/30/2019	68,005,211	232%
12/31/2018	67,767,021	227%

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

The following is a summary of the underlying loans subject to the TRS as of September 30, 2019:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,595,000	$(258,750)
Air Medical Group Holdings (First Lien Term Loan)	Aerospace	L + 425	1.00%	3/14/2025	3,927,512	3,712,764	(214,748)
ASP AMC Merger Sub, Inc. (First Lien Term Loan)	Financial	L + 350	1.00%	4/13/2024	1,826,899	1,630,095	(196,804)
VVC Holding Corp. (First Lien Term Loan)	Healthcare	L + 450	0.00%	2/11/2026	3,900,400	3,940,200	39,800
BioClinica, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	10/20/2023	1,878,970	1,878,970	—
Employbridge, LLC (First Lien Term Loan)	Service	L + 450	1.00%	4/18/2025	899,036	899,036	—
Endo Luxembourg Finance Company I S.a r.l. (First Lien Term Loan)	Healthcare	L + 425	0.75%	4/27/2024	3,969,242	3,594,040	(375,202)
Envision Healthcare Corp. (First Lien Term Loan)	Healthcare	L + 375	0.00%	10/10/2025	4,683,359	4,044,438	(638,921)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,715	3,699,580	(37,135)
BW NHHC Holdco, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,548,900	3,931,713	(617,187)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,456,338	2,257,009	(199,329)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	7,045,153	6,853,942	(191,211)
Sound Inpatient Physicians (First Lien Term Loan)	Healthcare	L + 675	0.00%	6/28/2026	1,575,000	1,547,778	(27,222)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	4/21//2025	1,666,667	1,550,000	(116,667)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	4/30/2025	4,806,761	4,565,822	(240,939)
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/29/2024	5,143,689	5,060,743	(82,946)

						Total	$(3,157,261)

						Accrued income and liabilities	287,909

						Total TRS Fair Value	$(2,869,352)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2018:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,340,000	$(513,750)
Air Medical Group Holdings (First Lien Term Loan)	Aerospace	L + 425	1.00%	9/26/2024	3,957,513	3,681,407	(276,106)
ASP AMC Merger Sub, Inc. (First Lien Term Loan)	Financial	L + 350	1.00%	4/21/2024	1,838,000	1,570,000	(268,000)
Avantor, Inc. (First Lien Term Loan)	Chemicals	L+400	1.00%	11/21/2024	3,818,053	3,666,656	(151,397)
BioClinica, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	10/20/2023	1,893,461	1,809,636	(83,825)
Employbridge, LLC (First Lien Term Loan)	Service	L + 500	1.00%	4/10/2025	934,525	914,274	(20,251)
Endo Luxembourg Finance Company I S.a r.l. (First Lien Term Loan)	Healthcare	L + 425	0.75%	4/29/2024	3,999,697	3,780,808	(218,889)
Envision Healthcare Corp. (First Lien Term Loan)	Healthcare	L + 375	0.00%	9/28/2025	2,943,750	2,793,750	(150,000)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,715	3,616,026	(120,689)
BW NHHC Holdco, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,583,449	4,508,594	(74,855)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,475,478	2,243,692	(231,786)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	7,151,645	7,038,182	(113,463)
Sound Inpatient Physicians (First Lien Term Loan)	Healthcare	L + 675	0.00%	6/26/2026	1,575,000	1,495,278	(79,722)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,666	1,633,334	(33,332)
U.S Renal Care, Inc. (Second Lien Term Loan)	Healthcare	L + 800	1.00%	12/31/2023	1,939,438	1,828,750	(110,688)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	4/11/2025	4,843,267	4,691,915	(151,352)
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/29/2024	5,552,649	5,394,812	(157,837)

						Total	$(2,755,942)

						Accrued income and liabilities	208,450

						Total TRS Fair Value	$(2,547,492)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

As of September 30, 2019 and December 31, 2018, the Company had posted $20,660,000 and $20,580,000, respectively, of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the nine months ended September 30, 2019, the Company recognized a net realized gain on the TRS amounting to $1,298,077. The Company received $1,386,143 in cash payments from the TRS during the period and paid $10,157, with a decrease of $77,911 in receivable from BNP Paribas for the quarter ended September 30, 2019.

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

Our Adviser, NexPoint Advisors, is affiliated through common control with Highland Capital Management, L.P. (“HCMLP”), an SEC-registered investment adviser. On October 16, 2019, HCMLP filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware. NexPoint Advisors is not a party to HCMLP’s bankruptcy filing. NexPoint Advisors is a party to a shared services arrangement with HCMLP. Under this arrangement our Adviser may utilize employees from HCMLP in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, employees, compliance and legal. We do not expect HCMLP’s bankruptcy filings to impact its provision of services to NexPoint Advisors at this time.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2019.

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

Credit Risk

Debt securities are subject to the risk of non-payment of scheduled interest and/or principal. Non-payment would result in a reduction of income to the Company, a reduction in the value of the obligation experiencing non-payment and a potential decrease in the Company’s net asset value.

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

Interest Rate Risk

On July 27, 2017, the head of the United Kingdom’s Financial Conduct Authority announced a desire to phase out the use of LIBOR by the end of 2021. Due to this announcement, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. As such, the potential effect of a transition away from LIBOR on the Fund or the financial instruments in which the Company invests cannot yet be determined.

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

Valuation Risk

Certain of the Company’s assets are fair valued, including the Company’s investment in equity issued by TerreStar Corporation (“TerreStar”). TerreStar is a nonoperating company that does not currently generate revenue and which primarily derives its value from two spectrum frequencies, the license with respect to one of which was terminated by the FCC and is being contested by TerreStar on technical and public policy grounds. TerreStar currently anticipates such contest may take between 12 to 30 months and expects deployment of its other spectrum asset to require a similar period of time. If TerreStar is ultimately unsuccessful in its efforts, the terminated license would not be reinstated and the value of the TerreStar equity would likely be materially negatively impacted. The fair valuation of TerreStar involves uncertainty as it is materially dependent on these estimates. With regard to the likelihood of TerreStar regaining the terminated license, the Investment Adviser assigned a probability of success, based in part in consultation with outside experts.

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of September 30, 2019:

Affiliated investments	Shares at December 31, 2018	Fair value as of December 31, 2018	Purchases	Sales	Realized gains (losses)	Change in unrealized gains (losses)	Fair value as of September 30, 2019	Shares at September 30, 2019	Affiliated Dividend income
Gambier Bay, LLC	9,180,900	$1,055,803	$—	$(3,478,685)	$—	$2,422,882	$—	—	$—

NexPoint Strategies Opportunities Fund	65,078	1,297,005	987,212	(11,764)	—	(109,503)	2,162,950	120,633	161,584

NexPoint Residential Trust, Inc.	25,757	902,783	21,411	(31)	—	306,139	1,230,302	26,311	21,591

NexPoint Capital REIT, LLC	—	—	2,189,561	—	—	81,293	2,270,854	100	—

Total affiliated investments	9,271,735	$3,255,591	$3,198,184	$(3,490,480)	$—	$2,700,811	$5,664,106	147,044	$183,175

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the nine months ended September 30, 2019 and September 30, 2018 is as follows:

	For the Nine Months Ended September 30, 2019 (Unaudited)	For the Nine Months Ended September 30, 2018 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period Income from investment operations:	$8.36	$9.68
Net investment income(1)	0.23	0.17
Net realized and unrealized gain (loss)	0.56	0.33

Total from investment operations	0.79	0.50

Less distribution declared to common shareholders:
From net investment income	(0.54)	(0.54)
From net realized gains	—	—

Total distributions declared to common shareholders	(0.54)	(0.54)

Capital share transactions
Issuance of common stock(2)	0.00	0.01
Shares tendered(1)	0.00 (3)	0.00 (3)
Net asset value, end of period	$8.61	$9.65
Net asset value total return(4)(5)	9.53%	5.35%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$89,642	$100,526
Shares outstanding, end of period	10,415,112	10,416,708
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(6)	5.39%	5.60%
Fees and expenses waived or reimbursed(6)	(0.14)%	(0.20)%
Net operating expenses(6)	5.25%	5.40%
Net investment income (loss) before fees waived or reimbursed(6)	3.44%	2.11%
Net investment income (loss) after fees waived or reimbursed(6)	3.58%	2.31%
Ratio of interest and credit facility expenses to average net assets(6)	1.41%	0.69%
Ratio of incentive fees to average net assets(6)	—%	0.92%
Portfolio turnover rate(5)	30%	52%
Asset coverage ratio	223%	267%
Weighted average commission rate paid(7)	$0.0399	$0.0380

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

On August 15, 2019, the board of directors (the “Board”) of NexPoint Capital, Inc. (the “Company”) declared a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on October 30, 2019, to the stockholders of record on October 28, 2019.

On October 2, 2019, the board of directors (the “Board”) of NexPoint Capital, Inc. (the “Company”) declared a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on November 27, 2019, to the stockholders of record on November 25, 2019.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of September 30, 2019 the Adviser controls 2,477,716 total shares, including reinvestment of dividends, for a net amount of approximately $21.3 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of September 30, 2019 is $1,001,798. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2019 quarterly fee waivers and expense reimbursements due from the Adviser as of September 30, 2019, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
September 30, 2019	$849,345	752,206	97,139	(17,417)	September 30, 2022
June 30, 2019	$586,411	471,855	114,556	75,592	June 30, 2022
March 31, 2019	295,177	256,213	38,964	38,964	March 31, 2022

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable Amount	Recoupment Eligibility Expiration
December 31, 2016	$1,263,735	$835,904	$427,831	$147,943	December 31, 2019
September 30, 2016	803,909	524,021	279,888	—	Expired
June 30, 2016	567,248	320,023	247,225	—	Expired
March 31, 2016	259,420	102,319	157,101	—	Expired

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

During the three and nine months ended September 30, 2019, $32,663 and $279,888, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2020 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and nine months ended September 30, 2019 and September 30, 2018:

During the nine months ended September 30, 2019, we made long investments in portfolio companies and other investments totaling $33,681,146. During the same period, we generated proceeds from sales and principal repayments on long investments of $30,502,390. As of September 30, 2019, our investment portfolio, with a total fair value of $105.3 million, consisted of 53 interests in portfolio companies (calculated as a percentage of total invested assets: 5.0% in first lien senior secured loans, 0.4% in second lien senior secured loans, 3.9% in unsecured loans, 0.0% in escrow loans, 46.9% in corporate bonds, 1.0% in asset-backed securities, 2.1% in closed-end mutual funds, 0.1% in warrants, 22.7% in common stock, 7.1% in preferred stock, 3.8% in mortgage-backed-securities, 7.0% in LLC interests, and 0.0% in rights). As of September 30, 2019, including investments underlying the TRS with BNP Paribas on a look-through basis, the investments in our portfolio carry a weighted average price of 96.86% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 7.06% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

During the nine months ended September 30, 2018, we made long investments in portfolio companies and other investments totaling $59,898,327. During the same period, we generated proceeds from sales and principal repayments on long investments of $51,413,124. As of September 30, 2018, our investment portfolio, with a total fair value of $106.1 million, consisted of 44 interests in portfolio companies (calculated as a percentage of total invested assets: 12.3% in first lien senior secured loans, 4.6% in second lien senior secured loans, 3.5% in unsecured loans, 0.0% in escrow loans, 51.4% in corporate bonds, 1.2% in asset-backed securities, 1.4% in closed-end mutual funds, 0.2% in warrants, 24.6% in common stock, 0.8% in preferred stock, and 0.0% in rights). As of September 30, 2018, including investments underlying the TRS with BNP Paribas on a look-through basis, the investments in our portfolio carry a weighted average price of 94.52% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 6.65% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2019 and September 30, 2018:

Net Investment Activity	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Purchases	$6,932,190	$33,681,146
Payment-in-kind	163,327	467,266
Sales and Principal Repayments	(2,811,563)	(30,502,390)

Net Portfolio Activity	$(4,283,954)	$(3,646,022)

Net Investment Activity	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Purchases	$16,621,452	$59,898,327
Payment-in-kind	136,910	375,158
Sales and Principal Repayments	(8,678,583)	(51,413,124)

Net Portfolio Activity	$8,079,779	$8,860,361

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$—	0.0%	$4,806,095	14.4%
Mortgage-Backed-Securities	—	0.0%	4,000,000	11.9%
Corporate Bonds	—	0.0%	8,365,445	24.8%
Preferred Stocks	—	0.0%	4,189,561	12.4%
LLC Interests	5,000,000	72.1%	5,000,000	14.8%
Warrants	—	0.0%	52,987	0.2%
Equities	1,932,190	27.9%	6,279,846	18.6%
Closed-End Mutual Funds	—	0.0%	987,212	2.9%

Total Investment Activity	$6,932,190	100.0%	$33,681,146	100.0%

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$6,069,776	36.5%	$25,960,529	43.3%
Senior Secure Loans—Second Lien	—	0.0%	3,527,778	5.9%
Corporate Bonds	7,865,000	47.3%	21,092,094	35.2%
Equities	2,686,676	16.2%	7,888,061	13.2%
Closed-End Mutual Funds	—	0.0%	1,429,865	2.4%

Total Investment Activity	$16,621,452	100.0%	$59,898,327	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2019 and December 31, 2018:

September 30, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$6,116,010	5,246,101	5.0
Senior Secured Loans — Second Lien	552,318	429,001	0.4
Senior Secured Loans — Escrow Loan	79,373	1,925	0.0
Unsecured Loans	4,001,588	4,145,132	3.9
Asset-Backed Securities	1,126,625	1,032,246	1.0
Mortgage-Backed-Securities	3,997,804	3,993,895	3.8
LLC Interests	7,189,561	7,330,023	7.0
Closed-End Mutual Funds	2,419,467	2,162,950	2.1
Corporate Bonds	53,111,319	49,333,201	46.9
Common Stocks	22,140,523	23,897,661	22.7
Preferred Stock	9,113,316	7,521,342	7.1
Warrants	52,987	126,333	0.1
Rights	148,619	51,645	0.0

Total Invested Assets	$110,049,510	$105,271,455	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$10,482,803	$9,297,810	9.7%
Senior Secured Loans — Second Lien	4,985,731	4,821,364	5.0%
Senior Secured Loans — Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	4.0%
Asset-Backed Securities	1,217,703	1,031,283	1.1%
Closed-End Mutual Funds	1,444,019	1,297,005	1.4%
Corporate Bonds	53,545,694	48,978,855	50.9%
Common Stocks	22,542,416	22,062,438	22.9%
Preferred Stocks	7,113,316	4,760,233	4.9%
Warrants	—	90,448	0.1%
Rights	148,619	43,183	0.0%

Total Investments	$105,022,260	$96,229,841	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of September 30, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. The investments underlying the TRS had a notional amount of $54,918,391 and a market value of $51,761,130 as of September 30, 2019, and a notional amount of $55,763,056 and a market value of $53,007,114 as of December 31, 2018.

September 30, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$52,777,269	49,162,651	31.3
Senior Secured Loans — Second Lien	8,809,450	8,273,581	5.3
Senior Secured Loans — Escrow Loan	79,373	1,925	0.0
Unsecured Loans	4,001,588	4,145,132	2.6
Asset-Backed Securities	1,126,625	1,032,246	0.7
Mortgage-Backed-Securities	3,997,804	3,993,895	2.5
LLC Interests	7,189,561	7,330,023	4.7
Closed-End Mutual Funds	2,419,467	2,162,950	1.4
Corporate Bonds	53,111,319	49,333,201	31.4
Common Stocks	22,140,523	23,897,661	15.2
Preferred Stock	9,113,316	7,521,342	4.8
Warrants	52,987	126,333	0.1
Rights	148,619	51,645	0.0

Total Invested Assets	$164,967,901	$157,032,585	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2018
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$56,049,290	$52,886,814	35.4%
Senior Secured Loans — Second Lien	15,182,300	14,239,474	9.5%
Senior Secured Loans — Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	2.6%
Asset-Backed Securities	1,217,703	1,031,283	0.7%
Closed-End Mutual Funds	1,444,019	1,297,005	0.9%
Corporate Bonds	53,545,694	48,978,855	32.8%
Common Stocks	22,542,416	22,062,438	14.8%
Preferred Stocks	7,113,316	4,760,233	3.2%
Warrants	—	90,448	0.1%
Rights	148,619	43,183	0.0%

Total Investments	$160,785,316	$149,236,955	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Number of Investments	53	45
% Variable Rate (based on fair value)	53%(1)	55%(1)
% Non-Income Producing Equity or Other Investments (based on fair value)	8%(1)	10%(1)
Weighted Average Cost Price of Investments (as a % of par or stated value)	96.86%(1)	94.66%(1)
Weighted Average Credit Rating of Investments that were Rated	B3(1)	B3(1)
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.1%(1)	4%(1)

(1)	Includes value of investments underlying the TRS.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$4,605,674	4.4%	$7,120,928	7.4%
Broadly Syndicated – Public	27,836,205	26.4%	17,955,500	18.7%
Middle-Market	71,797,330	68.2%	69,066,327	71.7%
Opportunistic/Other	1,032,246	1.0%	2,087,086	2.2%

Total Invested Assets	$105,271,455	100.0%	$96,229,841	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.0%	$267,750	0.3%
Energy	6,980,425	6.6%	7,367,190	7.7%
Financials	17,802,466	16.9%	7,537,163	7.8%
Healthcare	47,378,122	45.0%	55,217,193	57.4%
Materials	4,481,980	4.3%	5,182,069	5.4%
Media/Telecommunications	2,328,958	2.2%	4,437,753	4.6%
Real Estate Investment Trusts (REITs)	12,483,162	11.9%	7,927,970	8.2%
Real Estate	5,059,169	4.8%	—	0.0%
Retail	1,186,339	1.1%	1,171,825	1.2%
Service	62,440	0.1%	—	0.0%
Telecommunication Services	4,605,674	4.4%	4,436,645	4.6%
Utility	2,860,220	2.7%	2,684,283	2.3%

Total Invested Assets	$105,271,455	100.0%	$96,229,841	100.0%

As of September 30, 2019, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Strategic Opportunities Fund (formally, NexPoint Credit Strategies Fund), NexPoint Capital REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities. See Note 10 to the financial statements included herein for additional information regarding the investment in NexPoint Strategic Opportunities Fund.

Summary Description of Portfolio Companies/Investments

As of September 30, 2019 and December 31, 2018, 46% and 60% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. Included in the value at September 30, 2019 is the investment in Weight Watchers, which the Company views as related to the Healthcare Industry as defined in the Company’s organizational documents. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of September 30, 2019 and December 31, 2018, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $11.0 million and $8.3 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

Bausch Health Companies, Inc; As of September 30, 2019 and December 31, 2018, we held senior secured loans and corporate bonds of Bausch Health Companies, Inc. (“Bausch”) having an aggregate fair value of $13.7 million and $9.4 million, respectively. Bausch is a multinational, specialty pharmaceutical and medical device company that develops, manufacturers, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter products, and medical devices, which are marketed directly or indirectly in over 100 countries. The company’s broad portfolio of over 1,800 products is primarily focused in the areas of dermatology, gastrointestinal disorders, eye health (including Bausch + Lomb), neurology and branded generics. As part of management’s ongoing commercial realignment program, the company changed its name from Valeant Pharmaceuticals, Inc. to Bausch Health Companies as of July 13, 2018. Bausch is headquartered in Laval, Quebec.

Quorum Health Corp.: As of September 30, 2019 and December 31, 2018, we held corporate bonds and common stock of Quorum Health Corp. (“Quorum”) having an aggregate fair value of $9.6 million and $11.5 million, respectively. Quorum Health Corporation is an operator of general acute care hospitals and provider of outpatient healthcare services focused on rural and mid-sized markets. As of July 31, 2019, the company owned or leased 26 hospitals located across 14 states with an aggregate of approximately 2,458 licensed beds. Quorum also provides hospital management advisory and healthcare consulting services through its wholly-owned subsidiary, Quorum Health Resources. Quorum was formed through a spin-off of select assets from Community Health Systems Inc. completed in April 2016. The company is headquartered in Nashville, TN.

Surgery Center Holdings, Inc.: As of September 30, 2019 and December 31, 2018, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $9.8 million and $9.3 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. The company is one of the largest and fastest growing surgical services businesses in the US, with more than 180 surgical hospital and ambulatory surgery center locations across 31 states.

Endo Finance, LLC / Endo Finco Inc.: As of September 30, 2019 and December 31, 2018, we held corporate bonds and senior secured loans of Endo Finance, LLC (“Endo”) with an aggregate fair value of $9.5 million and $9.5 million, respectively. Endo is a generics and specialty branded pharmaceutical company, with a portfolio of over 230 prescription product families focused in the areas of pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others. The company’s portfolio includes products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids, injectables, liquids, nasal sprays, ophthalmics and transdermal patches. Endo has global headquarters in Dublin, Ireland, and U.S. headquarters in Malvern, PA.

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

Vistra Energy: As of September 30, 2019 and December 31, 2018, we held common stock and rights shares of Vistra Energy (NYSE:VST) (“Vistra Energy”) having an aggregate fair value of $2.9 million and $2.7 million, respectively. Vistra Energy is a premier, integrated power company based in Irving, Texas. Through its retail and generation businesses which include TXU Energy, Homefield Energy, Dynegy, and Luminant, Vistra operates in 12 states and six of the seven competitive markets in the U.S., with about 5,400 employees. Vistra’s retail brands serve approximately 2.9 million residential, commercial, and industrial customers across five top retail states, and its generation fleet totals approximately 41,000 megawatts of highly efficient generation capacity, with a diverse portfolio of natural gas, nuclear, coal, and solar facilities. Vistra Energy was formerly named Texas Competitive Electric Holdings. The company emerged from bankruptcy on October 3, 2016. Upon emergence from bankruptcy, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity is now listed on the New York Stock Exchange.

Results of Operations for the three and nine months ended September 30, 2019 and September 30, 2018

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

Expenses

For the three and nine months ended September 30, 2019, we had total net operating expenses of $1,248,003 or $0.12 per share and $3,570,347 or $0.34 per share, respectively. For the three and nine months ended September 30, 2018, we had total net operating expenses of $1,270,907 or $0.12 per share and $4,068,396 or $0.39 per share, respectively. Base management fees attributed to the Adviser were $449,288 and $1,495,977 for the three and nine months ended September 30, 2019, respectively. Base management fees attributed to the Adviser were $527,229 and $1,554,540 for the three and nine months ended September 30, 2018, respectively. Our expenses include administrative services expenses attributed to the Adviser of $100,029 and $299,367 for the three and nine months ended September 30, 2019, respectively. Administrative services expenses attributed to the Adviser were $103,982 and $309,444 for the three and nine months ended September 30, 2018, respectively.

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

Our other expenses subject to the Expense Limitation Agreement for three and nine months ended September 30, 2019 were $262,934 and $849,345, respectively, and consisted of the following:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Audit and tax fees	$59,123	$179,110
Legal fees	18,703	67,291
Custodian and accounting service fees	80,668	236,864
Reports to stockholders	13,488	46,552
Stock transfer fee	74,605	272,779
Directors’ fees	4,956	15,106
Other expenses	11,431	31,643

Total	$262,934	$849,345

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

Net Investment Income

We earned net investment income of $731,993 or $0.07 per share, and $571,907 or $0.05 per share, for the three months ended September 30, 2019 and September 30, 2018, respectively. We earned net investment income of $2,438,720 or $0.23 per share, and $1,741,499 or $0.17 per share for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $2,811,563 and $8,678,583 during the three months ended September 30, 2019 and September 30, 2018, respectively, from which we realized a net gains/(losses) of ($112,090) and $203,932, respectively. We had sales or principal repayments of $30,502,390 and $51,413,124 during the nine months ended September 30, 2019 and September 30, 2018, respectively, from which we realized a net gains/(losses) of $674,663 and $1,602,192, respectively. Additionally, during the three months ended September 30, 2019 and September 30, 2018, we realized gains/(losses) on total return swaps of $491,235 and $481,877, respectively. During the nine months ended September 30, 2019 and September 30, 2018, we realized gains/(losses) on total return swaps of $1,298,077 and $750,299, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended September 30, 2019 and September 30, 2018, the net change in unrealized appreciation (depreciation) on investments totaled $1,144,674 or $0.11 per share, and $143,729 or $0.01 per share, respectively. For the nine months ended September 30, 2019 and September 30, 2018, the net change in unrealized appreciation (depreciation) on investments totaled $4,014,364 or $0.39 per share, and $946,839 or $0.09 per share, respectively. For the three months ended September 30, 2019 and September 30, 2018, the net change in unrealized appreciation (depreciation) on the TRS was ($352,574) and $(350,600), respectively. For the nine months ended September 30, 2019 and September 30, 2018, the net change in unrealized appreciation (depreciation) on the TRS was ($321,860) and $(633,427), respectively. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2019 and September 30, 2018 was primarily driven by the performance of the Valeant Pharmaceuticals, Inc. 6.125% Corporate Bonds and the performance of the ASP AMC Merger Sub Inc. 8.00% Corporate Bonds, respectively.

Net Increase from Payment from Affiliates

For the three and nine months ended September 30, 2019 and September 30, 2018, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of September 30, 2019 would have been lower. These payments are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2019 and September 30, 2018, the net increase/(decrease) in net assets resulting from operations was $8,103,964 or $0.79 per share, and $5,205,464 or $0.50 per share, respectively.

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Income	$6,009,067	$5,809,895
Net expenses	(3,570,347)	(4,068,396)
Net realized gain/(loss)	1,972,740	2,352,491
Net unrealized appreciation (depreciation)	3,692,504	1,111,474
Net increase from amounts committed by affiliates	—	—

Total	$8,103,964	$5,205,464

For the three months ended September 30, 2019 and September 30, 2018, the net increase/(decrease) in net assets resulting from operations was $1,793,483 or $0.17 per share, and $1,050,845 or $0.10 per share, respectively.

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018
Income	$1,979,996	$1,842,814
Net expenses	(1,248,003)	(1,270,907)
Net realized gain/(loss)	269,390	685,809
Net unrealized appreciation (depreciation)	792,100	(206,871)
Net increase from amounts committed by affiliates	—	—

Total	$1,793,483	$1,050,845

Financial Condition, Liquidity and Capital Resources

As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $5,801,040 and $7,112,205, respectively. As of September 30, 2019 and December 31, 2018, $5,739,734 and $6,957,619 was held in the State Street U.S. Government Money Market Fund, and $61,306 and $154,586 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of September 30, 2019 the Adviser controls 2,477,716 total shares, including reinvestment of dividends, for a net amount of approximately $21.3 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $413,024 for the nine months ended September 30, 2019 and September 30, 2018, respectively, and were offset against capital in excess of par value on the financial statements.

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

As of September 30, 2019 and December 31, 2018, $38,650,000 and $32,583,965, respectively, were outstanding under the Financing Arrangement.

For the three and nine months ended September 30, 2019 and September 30, 2018, the components of total interest expense were as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Direct interest expense	$315,653	$961,302
Commitment fees	—	—
Amortization of financing costs	—	—

Total	$315,653	$961,302

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Direct interest expense	$161,124	$517,747
Commitment fees	—	—
Amortization of financing costs	—	—

Total	$161,124	$517,747

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

As of September 30, 2019, the TRS had a notional amount of $54,918,391 and a market value of $51,761,130. Cash collateral of $20,660,000 was posted against the TRS as of September 30, 2019. As of December 31, 2018, the TRS had a notional amount of $55,763,056 and a market value of $53,007,114. Cash collateral of $20,580,000 was posted against the TRS as of December 31, 2018. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2019 and December 31, 2018, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended September 30, 2019 and September 30, 2018, the Company incurred $0 and $95,788 of incentive fees on capital gains, respectively. For the nine months ended September 30, 2019 and September 30, 2018, the Company incurred $0 and $692,793 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of September 30, 2019.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and nine months ended September 30, 2019 and September 30, 2018, the Company did not distribute in excess of net investment income.

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

For the nine months ended September 30, 2019, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend(1)	Dividends Reinvested
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	626,130	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019(2)	—	—	456,444

Total	$0.540	$5,628,955	$4,027,711

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.

For the year ended December 31, 2018, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend(1)	Dividends Reinvested(2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend will be reinvested in January 2019.

For the year ended December 31, 2017, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend	Dividends Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•

The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate as of September 30, 2019, the Adviser controls 2,477,716 total shares, including reinvestment of dividends, for a net amount of approximately $21.3 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of September 30, 2019 would have been lower. These payments are not recoupable by the Adviser.

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

The Board, or its designee in good faith, pursuant to the policies and procedures approved by the Board, is responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

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

As of September 30, 2019, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
PAMCO CLO 1997-1A B	Asset-Backed	$164,066
American Banknote Corp.	Common Stocks	2,142,000
OmniMax International, Inc.	Common Stocks	326,735
SteadyMed Ltd.	Common Stocks	14,509
Terrestar Corp.	Common Stocks	3,902,151
NexPoint Capital REIT, LLC	LLC Interests	2,270,854
SFR WLIF III, LLC	LLC Interests	1,634,931
SFR WLIF II, LLC	LLC Interests	3,424,238
Terrestar Corp.	Senior Secured Loans	568,851
Terrestar Corp.	Senior Secured Loans	134,672
OmniMax International, Inc.	Unsecured Loans	4,145,132
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	8,776
OmniMax International, Inc.	Warrant	10,113
SCYNEXIS, Inc.	Warrant	65,486

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and nine months ended September 30, 2019 and September 30, 2018, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to September 30, 2019, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and nine months ended September 30, 2019, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three and nine months ended September 30, 2018, the Adviser incurred offering costs of $0 and $238,568, respectively, on our behalf. For the three and nine months ended September 30, 2019, the Company capitalized $0 and $0 of offering costs, respectively. For the three and nine months ended September 30, 2018, the Company capitalized $0 and $61,462 of offering costs, respectively. Of the capitalized offering costs, $0 and $5,445 were amortized to expense during the three and nine months ended September 30, 2019, respectively. Of the capitalized offering costs, $38,986 and $158,831 were amortized to expense during the three and nine months ended September 30, 2018. As of September 30, 2019 and September 30, 2018, $0 and $31,461 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2019, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of September 30, 2019, 53% (based on fair value) of the investments in our portfolio (including investments underlying the TRS) had floating interest rates, and both the TRS and the Financing Arrangement entered into with the BNPP entities have a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of September 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	(162,653)	233,921	71,268
Up 50 basis points	325,306	(467,842)	(142,536)
Up 100 basis points	650,613	(935,684)	(285,071)
Up 200 basis points	1,301,225	(1,871,368)	(570,143)
Up 300 basis points	1,951,838	(2,807,052)	(855,214)

(1)

Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. As of September 30, 2019, 100% of the loans underlying the TRS paid variable interest rates.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As of September 30, 2019, management remediated the material weakness previously identified as of December 31, 2018 relating to the application of ASC 820 and the reasonableness and reliability of assumptions used in the fair value model process which are monitored by the Valuation Committee through the operation of a review control (the “Material Weakness”). This control was not designed at an appropriate level of precision to ensure the accurate valuation of Level 3 securities. The Material Weakness resulted in material pricing errors related to a hard-to-value security held by the Company over a period of time.

The steps the Adviser took to remediate this material weakness included: i) enhancing a separate review control by adding control activities designed to operate at a level of precision which will enable such errors to be detected and by adding an additional member to the Valuation Sub-Committee to conduct such control activities, ii) providing additional training to members of its Valuation Sub-Committee and Valuation Committee with respect to the application of ASC 820 and the usage of subject matter expert inputs as inputs to fair value determinations, and iii) creating and implementing a guide for use of the Valuation Sub-Committee and Valuation Committee for the application of ASC 820 to fair value models.

As a result of the remediation activities, the Adviser has determined that the Adviser’s controls were designed appropriately and at a sufficient level of precision, and have been operating effectively for a sufficient period of time, such that the material weakness previously identified as of December 31, 2018 has been remediated as of September 30, 2019.

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

Item 1A:	Risk Factors.

None.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.10	Control Agreement, dated and effective as of June 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of June 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.12	Committed Facility Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

Number	Description

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.17	Amended and Restated Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of April 2, 2018, by and between NexPoint Capital, Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on April 2, 2018)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: November 14, 2019	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: November 14, 2019	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer