Form 10-K
period 2019-12-31
NexPoint Capital, Inc.
filed 2020-04-14
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in February 14, 2018. Since the registrant closed its public offering it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $10.75 per share. As of December 31, 2019, the Registrant had 10,425,431 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K

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

As a result of the private placement to the Adviser and its affiliates, the Company successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base investment advisory fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of December 31, 2019, the Adviser controls 2,513,370 total shares, including reinvestment of dividends, for a net amount of approximately $21.4 million.

The Company has retained the Adviser to manage certain aspects of its affairs on a day-to-day basis. NexPoint Securities, Inc. (formerly, Highland Capital Funds Distributor, Inc.) (the “Dealer Manager”), an entity under common ownership with the Adviser, served as the dealer manager of the continuous public offering prior to the termination of the offering. The Adviser and Dealer Manager are related parties and will receive fees, distributions and other compensation for services related to the continuous public offering and the investment and management of the Company’s assets. The Company’s continuous public offering ended on February 14, 2018.

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

As of December 31, 2019, our investment portfolio, with a total fair value of $100.4 million, consisted of 54 positions in portfolio companies (calculated as a percentage of total net assets: 7.7% in first lien senior secured loans, 0.3% in second lien senior secured loans, 0.0% in escrow loans, 3.7% in unsecured loans, 40.6% in corporate bonds, 0.7% in asset-backed securities, 2.1% in closed-end mutual funds, 0.1% in warrants, 22.9% in common stock, 8.5% in preferred stocks, 9.3% in LLC Interests, 4.0% in mortgage-backed-securities, and 0.1% in rights). As of December 31, 2019, including investments underlying the TRS with BNP Paribas on a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 97.24% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 6.66% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Recent Developments

On October 2, 2019, the board of directors (the “Board”) of NexPoint Capital, Inc. (the “Company”) declared a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on November 27, 2019, to the stockholders of record on November 25, 2019.

On October 30, 2019, the board of directors (the “Board”) of NexPoint Capital, Inc. (the “Company”) declared a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on January 2, 2020, to the stockholders of record on December 30, 2019.

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

Investments in Middle-Market Non-Healthcare Companies

Since 2015, the economy has been close to full employment, it doesn’t appear to be overheating as many feared earlier this year. The Federal Reserve instituted a zero-interest rate policy and has been successful in keeping rates low across the yield curve. This also means the Federal Reserve can continue normalizing interest rates, and eventually stop raising them altogether. Although the underlying strength of the economy is not in doubt, equity investors seem nervous about what the coming year will bring.

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

Investments in Large Syndicated Floating Rate Debt

A large portion of the investments we make in middle-market companies are expected to be in the form of floating rate instruments. Also, a portion of the portfolio will be invested in large syndicated floating rate debt of non-public and public companies. Syndicated floating rate debts are loans originated by a bank to a corporation that are sold off, or syndicated, to investors in pieces. Floating rate loans have a base rate that adjusts periodically plus a spread over the base rate. The base rate is typically the three-month London Interbank Offered Rate, or LIBOR, and resets every 90 days. On July 27, 2017, the head of the United Kingdom’s Financial Conduct Authority announced a desire to phase out the use of LIBOR by the end of 2021. Due to this announcement, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. As such, the potential effect of a transition away from LIBOR on the Company or the financial instruments in which the Company invests cannot yet be determined. With rates resetting in an environment where the prevailing base rate is increasing, the income stream from a floating rate instrument will increase. Syndicated floating rate debt offers certain benefits:

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

To the extent that we utilize a REIT subsidiary that directly incurs leverage in the form of debt (as opposed to non-recourse borrowings made through special purpose vehicles), the amount of such recourse leverage used by us will be treated as senior securities for purposes of complying with the 1940 Act’s limitations on leverage. Accordingly, it is our present intention to utilize leverage through debt or borrowings in an amount not to exceed 50% of our total assets (i.e., to maintain 200% asset coverage), less the amount of any nonrecourse direct debt or borrowing by a REIT subsidiary, if any. Because a REIT subsidiary’s preferred shares would represent a small amount of leverage by the REIT subsidiary, such leverage will also be complying with the 1940 Act’s limitations on our ability to issue preferred shares.

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

Code of Ethics

We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Each code of ethics is attached as an exhibit to the registration statement of which this prospectus is a part, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov.

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

(ii)

diversify our holdings so that, at the end of each quarter of our taxable year, (a) at least 50% of the market value of our total assets consists of cash and cash items, U.S. government securities, the securities of other RICs and other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested, including through corporations in which we own a 20% or more voting stock interest, (x) in the securities (other than U.S. government securities and the securities of other RICs) of any one issuer or of two or more issuers that we control, as determined under applicable Code rules, and that are determined to be engaged in the same business or similar or related trades or businesses, or (y) in the securities of one or more “qualified publicly traded partnerships”; and

(iii)

distribute to our shareholders with respect to each taxable year at least the sum of 90% of our “investment company taxable income” (as that term is defined in the Code, without regard to the deduction for dividends paid—generally taxable ordinary income and the excess, if any, of net short-term capital gains over net long-term capital losses) and 90% of any net tax-exempt interest income (the excess of our gross tax-exempt interest over certain disallowed deductions), for such year, in a manner qualifying for the dividends paid deduction.

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

In determining its net capital gain, including in connection with determining the amount available to support a Capital Gain Dividend (as defined below), its taxable income, and its earnings and profits, a RIC generally may elect to treat part or all of any post-October capital loss (defined as any net capital loss attributable to the portion of the taxable year after October 31 or, if there is no such loss, the net long-term capital loss or net short-term capital loss attributable to such portion of the taxable year) or late-year ordinary loss (generally, the sum of its net ordinary loss from the sale, exchange or other taxable disposition of property, attributable to the portion of the taxable year after October 31), as if incurred in the succeeding taxable year.

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

Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, the Code generally allows individuals and certain other non-corporate entities a deduction for 20% of “qualified publicly traded partnership income,” such as income from MLPs, and a deduction for 20% of qualified REIT dividends. Recently issued proposed regulations, which are currently in effect, allow a RIC to pass the character of its qualified REIT dividends through to its shareholders provided certain holding period requirements are met. As a result, a shareholder in the Company will be eligible to receive the benefit of the same 20% deduction with respect to any qualified REIT dividends included in Company distributions that is available to direct investors in REITs, but a shareholder in the Company will not currently receive the benefit of the 20% deduction with respect to any MLP income included in Company distributions.

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

Other Reporting and Withholding Requirements

Sections 1471-1474 of the Code, and the U.S. Treasury Regulations and IRS guidance issued thereunder (collectively, “FATCA”), generally require us to obtain information sufficient to identify the status of each of our shareholders under FATCA or under an applicable intergovernmental agreement (an “IGA”). If a shareholder fails to provide the required information or otherwise fails to comply with FATCA or an IGA, we or our agent may be required to withhold under FATCA 30% of ordinary dividends that we pay to that shareholder. If we make a payment that is subject to FATCA withholding, we, or our agent, are required to withhold even if the payment would otherwise be exempt from withholding under rules applicable to non-U.S. shareholders (e.g., interest-related dividends). You are urged to consult your tax advisor regarding the applicability of FATCA and any other reporting requirements. In addition, foreign countries are considering, and may implement, laws similar in purpose and scope to FATCA.

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

Geopolitical concerns and other global events, including, without limitation, trade conflict, national and international political circumstances (including wars, terrorist acts or security operations) and pandemics or other severe public health events, have contributed and may continue to contribute to volatility in global equity and debt markets. 2019 was a year of significant geopolitical concerns, including, among other things, uncertainty regarding re-opening of the U.S. government after a shutdown in early 2019, trade tensions, most notably between China and the U.S., resulting from the implementation of tariffs by the U.S. and retaliatory tariffs by other countries on the U.S., continued tensions with North Korea over its ballistic missile testing and nuclear programs, ongoing hostilities in the Middle East and the possibility of their escalation, uncertainty regarding the U.K.’s ongoing negotiation of the circumstances surrounding its withdrawal from the European Union and impeachment proceedings of President Trump in the United States. Such concerns have contributed and may continue to contribute to volatility in global equity and debt markets.

Recently, the outbreak of the novel coronavirus in many countries continues to adversely impact global commercial activity, particularly in China, and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to our and our funds’ performance and financial results. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect our business include, without limitation: • economic slowdown in the U.S. and internationally; • changes in interest rates and/or a lack of availability of credit in the U.S. and internationally; • commodity price volatility; and • changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

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

Since 2010, several European Union countries, including Greece, Spain, Italy, Portugal and Ireland, have faced severe budget issues, some of which are disrupting the economies of those countries and other European Union countries. There have been significant concerns about national-level support for the euro and the coordination of fiscal and wage policy among European Economic and Monetary Union (“EMU”)-member countries, and these concerns may persist or worsen. It is possible that one or more EMU member countries could abandon the euro and return to a national currency and/or that the euro will cease to exist as a single currency in its current form. The effects of such an abandonment or a country’s forced expulsion from the euro on that country, the rest of the EMU, and global markets are impossible to predict, but are likely to be negative. The exit of any country out of the euro may have an extremely destabilizing effect on other Eurozone countries and their economies and a negative effect on the global economy as a whole. Such an exit by one country may also increase the possibility that additional countries may exit the euro should they face similar financial difficulties. In addition, in the event of one or more countries’ exit from the euro, or withdrawal from the European Union (“EU”) it may be difficult to value investments denominated in euros or in a replacement currency. On January 31, 2020, the United Kingdom left the EU and there commenced a transition period during which the EU and the United Kingdom will negotiate and agree on the nature of their future relationship. Significant uncertainty remains in the market regarding the ramifications of that development, and the range and potential implications of possible political, regulatory, economic and market outcomes are difficult to predict.

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

To qualify for the special tax treatment accorded to RICs and their shareholders, we must, among other things, distribute to our shareholders with respect to each taxable year at least the sum of 90% of our “investment company taxable income” (as that term is defined in the Code, without regard to the deduction for dividends paid—generally taxable ordinary income and the excess, if any, of net short-term capital gains over net long-term capital losses) and 90% of any net tax-exempt interest income (the excess of our gross tax-exempt interest over certain disallowed deductions), for such year, in a manner qualifying for the dividends paid deduction.

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

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to our investment adviser is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us regardless of whether the PIK interest income is ever realized. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to our investment adviser.

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

The structure of a securitization transaction is intended to prevent, in the event of our bankruptcy, the consolidation of the securitization vehicle with our operations. If the true sale of these assets were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the securitization vehicle for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the securitization transaction, which would equal the full amount of debt of the securitization vehicle reflected on our balance sheet.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt at a time when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market conditions and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit on terms acceptable to us or at all.

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

If interest rates increase, floating rate interest rate reset features on debt instruments may make it more difficult for borrowers to repay their loans, and separately, will make it easier for the Adviser to meet its income incentive fee threshold without any additional effort.

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

In the course of our investing activities, we will pay management and incentive fees to our investment adviser. The incentive fee payable by us to our investment adviser may create an incentive for our investment adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. The management fee is based on our gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because the management fee is based on our gross assets, our investment adviser will benefit if and when we issue additional equity, incur debt or use leverage. The use of leverage will increase the likelihood of default under any credit facility or other debt instruments we enter into, which would disfavor the holders of our common stock, including investors in this offering.

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

In the future, the Board may consider various types of transactions to provide liquidity to stockholders, including: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by the Board in which our stockholders will receive cash or securities of a listed company; and (3) a sale of all or substantially all of our assets for cash or other consideration. In the event that the Board approves a sale or merger of our company, it is likely that such a transaction would cause a termination of the Investment Advisory Agreement. Upon the termination of the Investment Advisory Agreement, we would be potentially required to make a one-time payment to the Adviser in an amount based upon the market value of its interest in us as of the date of termination. This potential obligation to make a substantial payment to the Adviser in the event of sale or merger of our company or sale of our assets may limit the amount that our stockholders will receive upon the consummation of a liquidity event and create a conflict of interest for those directors who are affiliated with the Adviser.

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

Many of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, the Board will determine the fair value of these securities in good faith as described elsewhere in this prospectus. In connection with that determination, investment professionals from our investment adviser will provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our investment adviser’s investment professionals in our valuation process, and the indirect pecuniary interest in our investment adviser by certain members of the Board, could result in a conflict of interest as the management fee paid to our investment adviser is based, in part, on our gross assets.

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

As a public company, we will be subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act will generally require an attestation from our independent registered public accounting firm over financial reporting. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

•	we will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter;

•	unless you tender all of your shares, you must maintain a minimum balance of $2,500 subsequent to submitting a portion of your shares for repurchase by us; and

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2019:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column
Common Stock	200,000,000	—	10,425,431
Preferred Stock	25,000,000	—	—

As of December 31, 2019, we had 1,861 record holders of our common stock.

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

Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 8, 2014	652,174	$9.20	0
March 31, 2016	3,232	8.55	3,232
December 31, 2016	4,169	9.24	4,169
March 31, 2017	58,893	9.59	58,893
June 30, 2017	23,441	9.59	23,441
September 30, 2017	37,284	9.36	37,284
December 31, 2017	10,820	9.52	10,820
March 31, 2018	73,736	9.89	73,736
June 30, 2018	142,605	9.69	142,605
September 30, 2018	73,877	9.61	73,877
December 31, 2018	183,934	8.75	183,934
March 31, 2019	125,146	8.51	125,146
June 30, 2019	71,112	8.69	71,112
September 30, 2019	127,126	8.58	127,126
December 31, 2019	131,082	8.41	131,082

For the year ended December 31, 2019, the Company did not repurchase any shares as part of its death and disability program. For the year ended December 31, 2018, the Company also repurchased 3,752 shares as part of its death and disability program. For the year ended December 31, 2016, the Company also repurchased 15,553 shares as part of its death and disability program. For the years ended December 31, 2017, 2015 and 2014, the Company did not repurchase any shares as part of its death and disability program.

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

In order to qualify for the special tax treatment accorded RICs and their shareholders, we must, among other things, distribute to our stockholders for each taxable year at least the sum of 90% of our investment company taxable income, which is generally our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, and 90% of any tax-exempt interest income on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions.

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

On a quarterly basis, we will send information to all stockholders of record regarding distributions paid to our stockholders in such quarter.

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2) (3)
1/02/2020	0.060	625,526	—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	626,130	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019 (2)	—	—	456,444

Total	$0.720	$7,512,670	$4,823,663

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.
[3]	The December 2019 Dividend will be reinvested in January 2020.

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested (2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend will be reinvested in January 2019.

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

[1]	For the current year, there were no dividends classified as a return of capital.

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/28/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
11/2/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/30/2016	0.055	277,907	200,860
6/29/2016 (2)	0.055	255,731	190,535
6/1/2016 (3)	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,503

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
[3]	Beginning in May 2016, we began declaring dividends weekly.

Please see below for a table detailing the dividends paid for the year ended December 31, 2015:

Payable Date	Dividend/ Share	Total Dividend [1]	Dividends Reinvested
1/30/2015	$0.050	$69,054	$69,022
2/27/2015	0.058	100,082	100,044
3/31/2015	0.058	104,842	104,543
4/30/2015	0.058	108,525	107,595
5/29/2015	0.058	114,540	112,647
6/30/2015	0.058	117,215	115,203
7/31/2015	0.058	125,195	122,496
8/31/2015	0.058	128,773	124,959
9/30/2015	0.058	134,498	130,315
10/30/2015	0.058	141,377	134,845
11/30/2015	0.058	147,122	137,008
12/31/2015	0.058	155,396	139,260

Total	$0.688	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is derived from our financial statements. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Statements of operations data:
Total investment income	$7,847,493	$7,568,407	$7,434,820	$4,679,654	$1,276,784
Expenses
Total expenses	4,838,086	4,300,176	4,296,083	3,357,229	2,092,339
Expenses waived or reimbursed by the Advisor	(147,269)	(427,420)	(1,955,190)	(2,024,665)	(1,689,730)

Net expenses	4,690,817	3,872,756	2,340,893	1,332,564	402,609

Net investment income	3,156,676	3,695,651	5,093,927	3,347,090	874,175
Net realized gain (loss) on investments, securities sold short and total return swaps	389,680	2,844,449	663,709	1,408,557	(193,336)
Net change in unrealized appreciation (depreciation) on investments, securities sold short and total return swaps	5,644,539	(12,749,374)	1,710,536	2,870,451	(2,885,453)
Net increase from amounts committed by affiliates	—	—	—	872,000	1,403,000

Net increase (decrease) in net assets resulting from operations	$9,190,895	$(6,209,274)	$7,468,172	$8,498,098	$(801,614)

Distributions to stockholders:
Net investment income	$(7,514,283)	$(7,600,778)	$(6,157,349)	$(3,464,844)	$(1,183,859)
Realized Gains	—	—	—	—	—
Return of capital	—	—	—	—	(262,760)

Total distributions to stockholders	(7,514,283)	(7,600,778)	(6,157,349)	(3,464,844)	(1,446,619)
Per share information—basic and diluted:
Net increase (decrease) in net assets resulting from operations (1)	$0.88	$(0.60)	$0.87	$1.76	$(0.39)

Balance sheet data:
Total assets	$130,697,027	$125,482,590	$123,306,379	$87,473,718	$34,023,433

Total net assets	$88,935,553	$86,310,963	$94,859,957	$67,292,954	$22,298,879

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of December 31, 2019 the Adviser controls 2,513,370 total shares, including reinvestment of dividends, for a net amount of approximately $21.4 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of December 31, 2019 was $903,985. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2019 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, which may become subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2019	$1,098,789	951,520	147,269	50,130	December 31, 2022
September 30, 2019	849,345	752,206	97,139	(17,417)	September 30, 2022
June 30, 2019	586,411	471,855	114,556	75,592	June 30, 2022
March 31, 2019	295,177	256,213	38,964	38,964	March 31, 2022

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

During the year ended December 31, 2019, $427,831 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2020 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the year ended December 31, 2019, 2018 and 2017

During the year ended December 31, 2019, we made long investments in portfolio companies and other investments totaling $42,308,348. During the same period, we generated proceeds from sales and principal repayments on long investments of $44,370,241. As of December 31, 2019, our investment portfolio, with a total fair value of $100.4 million, consisted of 54 positions in portfolio companies (calculated as a percentage of total net assets: 7.7% in first lien senior secured loans, 0.3% in second lien senior secured loans, 0.0% in escrow loans, 3.7% in unsecured loans, 40.6% in corporate bonds, 0.7% in asset-backed securities, 2.1% in closed-end mutual funds, 0.1% in warrants, 22.9% in common stock, 8.5% in preferred stocks, 9.3% in LLC Interests, 4.0% in mortgage-backed-securities, and 0.1% in rights). As of December 31, 2019, including investments underlying the TRS with BNP Paribas on a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 97.24% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 6.66% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the years ended December 31, 2019, 2018 and 2017:

Net Investment Activity	December 31, 2019	December 31, 2018	December 31, 2017
Purchases	$42,308,348	$64,748,316	$92,574,632
Proceeds from Securities Sold Short	—	—	—
Payment-in-kind	635,742	517,567	297,068
Purchases of Securities Sold Short	—	—	—
Sales and Principal Repayments	(44,370,241)	(54,849,304)	(81,852,041)

Net Portfolio Activity	(1,426,151)	$10,416,579	$11,019,659

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$7,342,761	17.4%	$25,960,529	40.1%	$22,868,996	24.7%
Senior Secured Loans—Second Lien	—	0.0%	3,527,778	5.4%	1,641,667	1.8%
Unsecured Loans	—	0.0%	—	0.0%	2,665,483	2.9%
Corporate Bonds—Senior Unsecured	9,315,445	22.0%	21,092,094	32.6%	47,394,568	51.2%
Convertible Bonds—Senior Unsecured	—	0.0%	—	0.0%	—	0.0%
Foreign Sovereign Bonds—Senior Unsecured	—	0.0%	—	0.0%	—	0.0%
LLC Interests	7,000,000	16.5%	—	0.0%	—	0.0%
Mortgage-Backed-Securities	4,000,000	9.5%	—	0.0%	—	0.0%
Asset-Backed Securities	—	0.0%	—	0.0%	—	0.0%
Closed-End Mutual Funds	994,448	2.4%	1,429,865	2.2%	14,154	0.0%
Preferred Stocks	5,689,561	13.4%	4,000,008	6.2%	3,215,965	3.5%
Warrants	52,987	0.1%	—	0.0%	280,701	0.3%
Purchased Call Options	—	0.0%	—	0.0%	—	0.0%
Purchased Put Options	—	0.0%	—	0.0%	—	0.0%
Equities	7,913,146	18.7%	8,738,042	13.5%	14,493,098	15.6%

Total Investments	$42,308,348	100.0%	$64,748,316	100.0%	$92,574,632	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2019 and December 31, 2018:

	December 31, 2019
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans—First Lien	$8,473,042	$7,683,965	7.7%
Senior Secured Loans—Second Lien	553,265	326,838	0.3%
Senior Secured Loans—Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	3.7%
Asset-Backed Securities	896,536	743,520	0.7%
Mortgage-Backed Securities	3,996,530	3,994,444	4.0%
Closed-End Mutual Funds	2,419,467	2,136,410	2.1%
Corporate Bonds	42,275,712	40,822,499	40.6%
Common Stocks	20,812,044	23,018,795	22.9%
LLC Interests	9,189,561	9,358,646	9.3%
Preferred Stocks	10,285,555	8,491,470	85%
Rights	148,370	61,391	0.1%
Warrants	52,988	74,598	0.1%

Total Investments	$103,378,022	$100,427,692	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2018
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans—First Lien	$10,482,803	$9,297,810	9.7%
Senior Secured Loans—Second Lien	4,985,731	4,821,364	5.0%
Senior Secured Loans—Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	4.0%
Asset-Backed Securities	1,217,703	1,031,283	1.1%
Closed-End Mutual Funds	1,444,019	1,297,005	1.4%
Corporate Bonds	53,545,694	48,978,855	50.9%
Common Stocks	22,542,416	22,062,438	22.9%
Preferred Stocks	7,113,316	4,760,233	4.9%
Warrants	—	90,448	0.1%
Rights	148,619	43,183	0.0%

Total Investments	$105,022,260	$96,229,841	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. The investments underlying the TRS had a notional amount of $50,904,830 and a market value of $47,899,681 as of December 31, 2019, and a notional amount of $55,763,056 and a market value of $53,007,114 as of December 31, 2018.

	December 31, 2019
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans—First Lien	$51,120,740	$47,656,091	32.1%
Senior Secured Loans—Second Lien	8,810,397	8,254,393	5.6%
Senior Secured Loans—Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	2.5%
Asset-Backed Securities	896,536	743,520	0.5%
Mortage-Backed Mutual Funds	3,996,530	3,994,444	2.7%
Closed-End Mutual Funds	2,419,467	2,136,410	1.4%
Corporate Bonds	42,275,712	40,822,499	27.6%
Common Stocks	20,812,044	23,018,795	15.5%
LLC Interests	9,189,561	9,358,646	6.3%
Preferred Stocks	10,285,555	8,491,470	5.7%
Rights	148,370	61,391	0.0%
Warrants	52,988	74,598	0.1%

Total	$154,282,852	$148,327,373	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2018
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans—First Lien	$56,049,290	$52,886,814	35.4%
Senior Secured Loans—Second Lien	15,182,300	14,239,474	9.5%
Senior Secured Loans—Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	2.6%
Asset-Backed Securities	1,217,703	1,031,283	0.7%
Closed-End Mutual Funds	1,444,019	1,297,005	0.9%
Corporate Bonds	53,545,694	48,978,855	32.8%
Common Stocks	22,542,416	22,062,438	14.8%
Preferred Stocks	7,113,316	4,760,233	3.2%
Warrants	—	90,448	0.1%
Rights	148,619	43,183	0.0%

Total Investments	$160,785,316	$149,236,955	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
Number of Investments	54		45
% Variable Rate (based on fair value)	56	%(1)	55	%(1)
% Non-Income Producing Equity or Other Investments (based on fair value)	9	%(1)	10	%(1)
Weighted Average Cost Price of Investments (as a % of par or stated value)	97.24	%(1)	94.66	%(1)
Weighted Average Credit Rating of Investments that were Rated	B3	(1)	B3	(1)
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.1	%(1)	4	%(1)

(1)	Includes value of investments underlying the TRS.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated—Private	$4,611,683	4.6%	$7,120,928	7.4%
Broadly Syndicated—Public	21,598,588	21.5%	17,955,500	18.7%
Middle-Market	73,473,901	73.2%	69,066,327	71.7%
Opportunistic/Other	743,520	0.7%	2,087,086	2.2%

Total Invested Assets	$100,427,692	100.0%	$96,229,841	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.0%	$267,750	0.3%
Consumer Products	2,000,000	2.0%	—	0.0%
Energy	6,745,696	6.7%	7,367,190	7.7%
Financials	12,900,074	12.9%	7,537,163	7.8%
Healthcare	44,383,560	44.2%	55,217,193	57.4%
Materials	3,734,736	3.7%	5,182,069	5.4%
Media/Telecommunications	2,457,365	2.4%	4,437,753	4.6%
Real Estate Investment Trusts (REITs)	13,458,505	13.4%	7,927,970	8.2%
Real Estate	6,432,657	6.4%	—	0.0%
Retail	1,124,467	1.1%	1,171,825	1.2%
Service	59,183	0.1%	—	0.0%
Telecommunication Services	4,611,683	4.6%	4,436,645	4.6%
Utility	2,477,266	2.5%	2,684,283	2.8%

Total Invested Assets	$100,427,692	100.0%	$96,229,841	100.0%

As of December 31, 2019, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Strategic Opportunities Fund (formally, NexPoint Credit Strategies Fund), NexPoint Capital REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities. See Note 10 to the financial statements included herein for additional information regarding the investment in NexPoint Strategic Opportunities Fund.

Summary Description of Portfolio Companies/Investments

As of December 31, 2019 and December 31, 2018, 45% and 60% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. Included in the value at December 31, 2019 is the investment in Weight Watchers, which the Company views as related to the Healthcare Industry as defined in the Company’s organizational documents. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Ortho-Clinical Diagnostics: As of December 31, 2019 and December 31, 2018, we held corporate bonds of Ortho-Clinical Diagnostics (“Ortho-Clinical”) having an aggregate fair value of $11.2 million and $8.3 million, respectively. Ortho-Clinical is a provider of in-vitro diagnostic solutions for screening, diagnosing, monitoring and confirming diseases, as well as immunohematology to ensure compatibility for blood transfusions and plasma screening for infectious diseases.

Bausch Health Companies, Inc; As of December 31, 2019 and December 31, 2018, we held senior secured loans and corporate bonds of Bausch Health Companies, Inc. (“Bausch”) having an aggregate fair value of $6.9 million and $9.4 million, respectively. Bausch is a multinational, specialty pharmaceutical and medical device company that develops, manufacturers, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter products, and medical devices, which are marketed directly or indirectly in over 100 countries. The company’s broad portfolio of products is primarily focused in the areas of dermatology, gastrointestinal disorders, eye health (including Bausch + Lomb), neurology and branded generics. As part of management’s ongoing commercial realignment program, the company changed its name from Valeant Pharmaceuticals, Inc. to Bausch Health Companies as of July 13, 2018. Bausch is headquartered in Laval, Quebec.

athenahealth, Inc.: As of December 31, 2019 and December 31, 2018, we held senior secured loans of AthenaHealth, Inc.”) having an aggregate fair value of $5.9 million and $0.0 million, respectively. athenahealth is a provider of web-based electronic health records and practice management systems for medical groups and health systems, as well as related service offerings including revenue cycle management, patient engagement, care coordination and population health services. The company was acquired in a take-private transaction led by Veritas Capital and Elliott management in February 2019. athenahealth was founded in 1997 and is headquartered in Watertown, MA.

Surgery Center Holdings, Inc.: As of December 31, 2019 and December 31, 2018, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $11.9 million and $9.3 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. The company is one of the largest and fastest growing surgical services businesses in the US, with more than 180 surgical hospital and ambulatory surgery center locations across 31 states.

Endo Finance, LLC / Endo Finco Inc.: As of December 31, 2019 and December 31, 2018, we held corporate bonds and senior secured loans of Endo Finance, LLC (“Endo”) with an aggregate fair value of $7.0 million and $9.5 million, respectively. Endo is a generics and specialty branded pharmaceutical company, with a portfolio of prescription products focused in the areas of pain management, urology, central nervous system disorders, immunosuppression, oncology, women’s health and cardiovascular disease markets, among others. The company’s portfolio includes products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids, injectables, liquids, nasal sprays, ophthalmics and transdermal patches. Endo has global headquarters in Dublin, Ireland, and U.S. headquarters in Malvern, PA.

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

Vistra Energy: As of December 31, 2019 and December 31, 2018, we held common stock and rights shares of Vistra Energy (NYSE:VST) (“Vistra Energy”) having an aggregate fair value of $2.5 million and $2.7 million, respectively. Vistra Energy is a premier, integrated, Fortune 350 energy company based in Irving, Texas, providing essential resources for customers, commerce, and communities. Vistra combines an innovative, customer-centric approach to retail with safe, reliable, diverse, and efficient power generation. The company brings its products and services to market in 20 states and the District of Columbia, including six of the seven competitive markets in the U.S. and markets in Canada and Japan, as well. Serving nearly 5 million residential, commercial, and industrial retail customers with electricity and gas, Vistra is the largest competitive residential electricity provider in the country and offers over 40 renewable energy plans. The company is also the largest competitive power generator in the U.S. with a capacity of approximately 39,000 megawatts powered by a diverse portfolio of natural gas, nuclear, coal, solar, and battery energy storage facilities. Vistra Energy was formerly named Texas Competitive Electric Holdings. The company emerged from bankruptcy on October 3, 2016. Upon emergence from bankruptcy, 1st lien creditor interests were converted into equity in the reorganized company. The reorganized equity is now listed on the New York Stock Exchange.

Results of Operations for the years ended December 31, 2019, 2018, and 2017

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

Expenses

For the years ended December 31, 2019, 2018, and 2017 respectively, we had total net operating expenses of $4,690,817 or $0.45 per share, $3,872,756 or $0.37 per share, and $2,340,893 or $0.27 per share. Our operating expenses include base management fees attributed to the Adviser of $1,966,697, $2,025,178, and $1,575,420 for the year ended December 31, 2019, 2018, and 2017. Of these amounts, $0, $0, and $1,499,906 were voluntarily waived. Our expenses also include administrative services expenses attributed to the Adviser of $399,100, $409,789, and $314,337 for the years ended December 31, 2019, 2018 and 2017, respectively. Of these amounts, $0, $0, and $301,355 were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment (1)	Administrator fees Waived and Subject to Recoupment (1)	Recoupment Eligibility Expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	Expired
September 30, 2016	343,320	68,664	Expired
June 30, 2016	74,421	14,884	Expired

Total	$2,284,508	$458,275

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

Our other expenses subject to the Expense Limitation Agreement for years ended December 31, 2019, 2018, and 2017 were $1,098,789, $1,352,097, and $1,304,585, respectively, and consisted of the following:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Audit and tax fees	$249,463	$217,586	$209,609
Legal fees	53,438	201,688	174,258
Custodian and accounting service fees	318,085	315,384	314,438
Reports to stockholders	68,888	59,427	95,887
Stock transfer fee	329,695	405,227	399,382
Directors’ fees	19,553	19,804	16,090
Other expenses	59,667	132,981	94,921

Total	$1,098,789	$1,352,097	$1,304,585

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $3,559,889 or $0.45 per share, $3,695,651 or $0.36 per share, and $5,093,927 or $0.59 per share for the years ended December 31, 2019, 2018, and 2017, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $43,967,028, $54,849,304, and $81,852,041 during the years ended December 31, 2019, 2018, and 2017, respectively, from which we realized a net gains/(losses) of $(1,139,998) , 1,675,246, and $795,997, respectively. Additionally, during the year ended December 31, 2019, 2018, and 2017, we realized gains/(losses) on total return swaps of $1,530,270, $1,169,203 and $(132,288), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the years ended December 31, 2019, 2018, and 2017, the net change in unrealized appreciation (depreciation) on investments totaled $5,438,284 or $0.52 per share, $(10,765,705) or $(1.04) per share, and $2,274,359 or $0.27 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2019 was primarily driven by the performance in Independence Realty Trust, Inc. Common Stock, the net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2018 was primarily driven by the performance in Quorum Health Corp. Common Stock, and the net change during the year ended December 31, 2017 was primarily driven by the positions in OmniMax International.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the years ended December 31, 2019, 2018 and 2017. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of December 31, 2019 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2019, 2018 and 2017, the net increase/(decrease) in net assets resulting from operations was $9,190,895 or $0.88 per share, $(6,209,274) or $(0.60) per share, and $7,468,172 or $0.87 per share, respectively.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Income	$7,847,493	$7,568,407	$7,434,820
Expenses	(4,690,817)	(3,872,756)	(2,340,893)
Net Realized Gain/(Loss)	389,680	2,844,449	663,709
Net Unrealized Appreciation (Depreciation)	5,644,539	12,749,374	1,710,536
Net increase from amounts committed by affiliates	—	—	—

Total	$9,190,895	$(6,209,274)	$7,468,172

Financial Condition, Liquidity and Capital Resources

As of December 31, 2019 and December 31, 2018, we had cash and cash equivalents of $7,764,892 and $7,112,205, respectively. As of December 31, 2019 and December 31, 2018, $7,745,979 and $6,957,619 was held in the State Street U.S. Government Money Market Fund, and $18,913 and $154,586 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of December 31, 2019 the Adviser controls 2,513,370 total shares, including reinvestment of dividends, for a net amount of approximately $21.4 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0, $413,024, and $1,837,575 for the years ended December 31, 2019, 2018, and 2017 and were offset against capital in excess of par value on the financial statements.

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

As of December 31, 2019 and December 31, 2018, $33,714,864 and $32,583,965, respectively, were outstanding under the Financing Arrangement.

For the year ended December 31, 2019, 2018, and 2017, the components of total interest expense were as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Direct interest expense	$1,233,085	$759,234	$95,181
Commitment fees	204	—	8,054
Amortization of financing costs	—	—	—

Total	$1,233,289	$759,234	$103,235

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

As of December 31, 2019, the TRS had a notional amount of $50,904,830 and a market value of $47,899,681. As of December 31, 2018, the TRS had a notional amount of $55,763,056 and a market value of $53,007,114. As of December 31, 2019 and December 31, 2018 cash collateral of $21,400,000 and $20,580,000, respectively, was posted against the TRS. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2019 and December 31, 2018, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the years ended December 31, 2019, 2018, and 2017 the Company accrued $0, recognized a reduction of $(594,306), and accrued $418,739 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Company ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of December 31, 2019.

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

If for any taxable year we were not a “publicly offered” RIC within the meaning of Code Section 67(c)(2)(B), certain of our direct and indirect expenses, including the management fee, the incentive fee and certain other advisory expenses, would be subject to special “pass-through” rules. Such rules would treat these expenses as additional dividends to certain of our direct or indirect stockholders (generally including individuals and entities that compute their taxable income in the same manner as an individual) and, under current law are not deductible by those stockholders that are individuals (or entities that compute their taxable income in the same manner as an individual).

Distributions

In order to qualify for the special tax treatment accorded RICs and their shareholders, we are required under the Code, among other things, to distribute at least the sum of 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or “investment company taxable income,” and 90% of any net tax-exempt interest income to our stockholders on an annual basis. We intend to authorize and declare monthly distributions to be paid monthly to our stockholders as determined by the Board. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the year ended December 31, 2019, 2018 and 2017, the Company did not distribute in excess of net investment income.

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

For the year ended December 31, 2019, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
1/02/2020	0.060	625,526	—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	626,130	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019 (2)	—	—	456,444

Total	$0.720	$7,512,670	$4,823,663

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.
[3]	The December 2019 Dividend will be reinvested in January 2020.

For the year ended December 31, 2018, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested (2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend will be reinvested in January 2019.

For the year ended December 31, 2017, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend	Dividends Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•

The Adviser has entered into an agreement with Highland, its affiliate, pursuant to which Highland makes available to the Adviser experienced investment professionals and other resources of Highland and its affiliates.

•	The dealer manager for our continuous public offering, Highland Capital Funds Distributor, Inc., is an affiliate of the Adviser.

•	In aggregate as of December 31, 2019, the Adviser controls 2,513,370 total shares, including reinvestment of dividends, for a net amount of approximately $21.4 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of December 31, 2019 would have been lower. These payments are not recoupable by the Adviser.

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

The Board, or its designee in good faith, is responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

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

As of December 31, 2019, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$139,629
American Banknote Corp.	Common Stocks	2,467,500
OmniMax International, Inc.	Common Stocks	20,898
SteadyMed Ltd.	Common Stocks	40,405
TerreStar Corp.	Common Stocks	3,890,081
NexPoint Capital REIT, LLC	LLC Interests	2,425,989
SFR WLIF III, LLC	LLC Interests	1,615,315
SFR WLIF II, LLC	LLC Interests	3,317,342
US GAMING LLC	LLC Interests	2,000,000
TerreStar Corp.	Senior Secured Loans	583,470
TerreStar Corp.	Senior Secured Loans	138,132
OmniMax International, Inc.	Unsecured Loans	3,713,191
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	1,340
OmniMax International, Inc.	Warrant	647
SCYNEXIS, Inc.	Warrant	28,497

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the year ended December 31, 2019, 2018, and 2017, the Adviser did not incur any organization costs on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the years ended December 31, 2019, 2018 and 2017, the Adviser incurred offering costs of $0, $238,568, and $954,765, respectively, on our behalf. For the years ended December 31, 2019, 2018 and 2017, the Company capitalized $0, 61,462 and $282,156, respectively, of offering costs. Of the capitalized offering costs, $5,445, $184,847 and $381,881 were amortized to expense during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and December 31, 2018, $0 and $5,445 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2019, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of December 31, 2019, 56% (based on fair value) of the investments in our portfolio (including investments underlying the TRS) had floating interest rates, and both the TRS and the Financing Arrangement entered into with the BNPP entities have a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of December 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	(154,955)	221,583	66,628
Up 50 basis points	309,911	(443,166)	(133,255)
Up 100 basis points	619,822	(886,333)	(266,511)
Up 200 basis points	1,239,643	(1,772,665)	(533,022)
Up 300 basis points	1,859,465	(2,658,998)	(799,533)

(1)

Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. As of December 31, 2019, 100% of the loans underlying the TRS paid variable interest rates.

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

Item 8.	Financial Statements and Supplementary Data

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	December 31, 2019	December 31, 2018
Assets
Unaffiliated investments, at fair value (cost of $97,920,246 and $99,252,969, respectively)	$94,674,323	$92,974,250
Affiliated investments, at fair value (cost of $5,457,776 and $5,769,291, respectively) (1)	5,753,369	3,255,591
Cash and cash equivalents	7,764,892	7,112,205
Due from counterparty (2)	21,400,000	20,580,000
Receivable due on total return swaps (2)	—	366,952
Dividends and interest receivable	1,042,105	1,177,217
Receivable from Adviser (3)	50,130	—
Prepaid expenses	12,208	10,930
Capitalized offering costs	—	5,445

Total assets	130,697,027	125,482,590

Liabilities
Credit facilities payable (4)	33,714,864	32,583,965
Payable for investments purchased	2,533,314	2,573,276
Payable on total return swap (2)	11,458	—
Unrealized depreciation on total return swap (2)	2,745,042	2,547,492
Common stock repurchased	1,102,405	—
Payable to Adviser (3)	570,453	291,904
Interest expense and commitment fees payable	80,207	7,707
Accrued expenses and other liabilities	378,205	445,304
Distributions payable	625,526	721,979

Total liabilities	41,761,474	39,171,627

Commitments and contingencies (5)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,425,431 and 10,322,327 shares issued and outstanding, respectively)	10,425	10,322
Paid-in capital in excess of par	93,412,260	92,602,409
Total distributable earnings (loss)	(4,487,132)	(6,301,768)

Total net assets	$88,935,553	$86,310,963

Net asset value per share of common stock	$8.53	$8.36

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of total return swaps.
(3)	See Note 4 for a discussion of related party transactions and arrangements.
(4)	See Note 7 for a discussion of credit facility.
(5)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

	For the Year Ended December 31,
	2019	2018	2017
Investment income:
Interest	$5,853,384	$6,395,740	$6,908,474
Interest paid in kind	635,742	517,567	297,068
Dividend income from unaffiliated investments	1,068,673	547,408	190,742
Dividend income from affiliated investments (1)	239,799	97,209	950
Other fee income	49,895	10,483	37,586

Total investment income	7,847,493	7,568,407	7,434,820

Expenses:
Investment advisory fees (2)	1,966,697	2,025,178	1,575,420
Interest expense and commitment fees (3)	1,233,289	759,234	103,235
Administration fees (2)	399,100	409,789	314,337
Stock transfer fee	329,695	405,227	399,382
Custodian and accounting service fees	318,085	315,384	314,438
Audit and tax fees	249,463	217,586	209,609
Other expenses	194,433	296,318	292,807
Reports to stockholders	68,888	59,427	95,887
Legal fees	53,438	201,688	174,258
Directors’ fees (2)	19,553	19,804	16,090
Amortized offering costs	5,445	184,847	381,881
Capital gains incentive fees (2)	—	(594,306)	418,739

Total expenses	4,838,086	4,300,176	4,296,083
Expenses waived or reimbursed by the Adviser (2)	(147,269)	(427,420)	(1,955,190)

Net expenses	4,690,817	3,872,756	2,340,893

Net investment income	3,156,676	3,695,651	5,093,927

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	(1,140,590)	1,672,824	795,997
Affiliated investments (1)	—	2,422	—
Total return swaps (4)	1,530,270	1,169,203	(132,288)
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	3,032,796	(8,249,366)	2,271,720
Affiliated investments (1)	2,809,293	(2,516,339)	2,639
Total return swaps (4)	(197,550)	(1,983,669)	(563,823)

Net realized and unrealized gains (losses)	6,034,219	(9,904,925)	2,374,245

Net increase in net assets resulting from operations	9,190,895	(6,209,274)	7,468,172
Per share information—basic and diluted per common share
Net investment income:	$0.30	$0.36	$0.59
Earnings per share:	$0.88	$(0.60)	$0.87
Weighted average shares outstanding:	10,441,061	10,358,148	8,564,351

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statement of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2016	7,102,226	$7,102	$61,925,016	$5,360,836	$67,292,954
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	5,093,927	5,093,927
Net realized gain (loss) on investments and securities sold short	—	—	—	795,997	795,997
Net realized gain (loss) on total return swaps (1)	—	—	—	(132,288)	(132,288)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	2,274,359	2,274,359
Net change in unrealized appreciation (depreciation) on total return swaps	—	—	—	(563,823)	(563,823)
Shareholder distributions:
Issuance of common stock	2,413,561	2,414	23,425,427	—	23,427,841
Repurchase of common stock	(130,438)	(131)	(1,241,912)	—	(1,242,043)
Reinvestment of common stock	418,972	419	4,069,963	—	4,070,382
Distributions to stockholders (2)	—	—	—	(6,157,349)	(6,157,349)

Total increase (decrease) for the year ended December 31, 2017	2,702,095	2,702	26,253,478	1,310,823	27,567,003

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(521,714)	521,714	—
Balance at December 31, 2017	9,804,321	$9,804	$87,656,780	$7,193,373	$94,859,957

Distributions to shareholders per share	—	$—	$—	$0.72	$0.72

(1)	See Note 7 for a discussion on Total Return Swaps.
(2)

Per the Securities Exchange Commission release #33-10532 “Disclosure Update and Simplification”; it is no longer required to differentiate distributions from earnings as either from net investment income or net realized capital gains.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statement of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2017	9,804,321	$9,804	$87,656,780	$7,193,373	$94,859,957
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	3,695,651	3,695,651
Net realized gain (loss) on investments and securities sold short	—	—	—	1,675,246	1,675,246
Net realized gain (loss) on total return swaps (1)	—	—	—	1,169,203	1,169,203
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	(10,765,705)	(10,765,705)
Net change in unrealized appreciation (depreciation) on total return swaps	—	—	—	(1,983,669)	(1,983,669)
Shareholder distributions:
Issuance of common stock	538,995	539	5,314,944	—	5,315,483
Repurchase of common stock	(477,904)	(478)	(4,467,083)	—	(4,467,561)
Reinvestment of common stock	456,915	457	4,412,679	—	4,413,136
Distributions to stockholders (2)	—	—	—	(7,600,778)	(7,600,778)

Total increase (decrease) for the year ended December 31, 2018	518,006	518	5,260,540	(13,810,052)	(8,548,994)

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(314,911)	314,911	—

Balance at December 31, 2018	10,322,327	$10,322	$92,602,409	$(6,301,768)	$86,310,963

Distributions to shareholders per share	—	$—	$—	$0.73	$0.73

(1)	See Note 7 for a discussion on Total Return Swaps.
(2)

Per the Securities Exchange Commission release #33-10532 “Disclosure Update and Simplification”; it is no longer required to differentiate distributions from earnings as either from net investment income or net realized capital gains.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statement of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2018	10,322,327	$10,322	$92,602,409	$(6,301,768)	$86,310,963
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	3,156,676	3,156,676
Net realized gain (loss) on investments and securities sold short	—	—	—	(1,140,590)	(1,140,590)
Net realized gain (loss) on total return swaps (1)	—	—	—	1,530,270	1,530,270
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	5,842,089	5,842,089
Net change in unrealized appreciation (depreciation) on total return swaps (1)	—	—	—	(197,550)	(197,550)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(454,468)	(455)	(3,875,230)	—	(3,875,685)
Reinvestment of common stock	557,572	558	4,823,105	—	4,823,663
Distributions to stockholders (2)	—	—	—	(7,514,283)	(7,514,283)

Total increase (decrease) for the year ended December 31, 2019	103,104	103	947,875	1,676,612	2,624,590

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(138,024)	138,024	—
Balance at December 31, 2019	10,425,431	$10,425	$93,412,260	$(4,487,132)	$88,935,553

Distributions to shareholders per share	—	$—	$—	$0.72	$0.72

(1)	See Note 7 for a discussion on Total Return Swaps.
(2)

Per the Securities Exchange Commission release #33-10532 “Disclosure Update and Simplification”; it is no longer required to differentiate distributions from earnings as either from net investment income or net realized capital gains.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
Cash flows used in operating activities
Net increase (decrease) in net assets resulting from operations	$9,190,895	$(6,209,274)	$7,468,172

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(42,308,348)	(64,748,316)	(92,574,632)
Payment-in-kind investments	(635,742)	(517,567)	(297,068)
Proceeds from sales and principal repayments of investment securities	44,370,241	54,849,304	81,852,041
Net realized (gain) loss on investments	1,140,590	(1,675,246)	(795,997)
Net change in unrealized (appreciation) depreciation on investments	(5,842,089)	10,765,705	(2,274,359)
Net change in unrealized depreciation on total return swaps	197,550	1,983,669	563,823
Amortization of premium/discount, net	(922,503)	(901,409)	(1,621,701)
Amortization of capitalized offering costs	5,445	184,847	381,881
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	2,768,395	(2,768,395)
(Increase) decrease in dividends and interest receivable	135,112	84,945	(432,286)
(Increase) decrease in receivable from Adviser	(50,130)	—	4,096,447
(Increase) decrease in prepaid expenses	(1,278)	79,618	(67,307)
(Increase) decrease in due from counterparty	(820,000)	(6,760,000)	(13,820,000)
(Increase) decrease in receivable due on total return swap	366,952	(183,437)	(183,515)
Increase (decrease) in payable for investments purchased	(39,962)	620,124	(6,583,096)
Increase (decrease) in payable to Adviser	278,549	(4,188)	296,092
Increase (decrease) in incentive fees payable	—	(594,306)	594,306
Increase (decrease) in interest expense and commitment fees payable	72,500	(45,149)	31,273
Increase (decrease) in accrued expenses and other liabilities	(67,099)	(37,885)	98,789
Increase (decrease) in payable due on total return swap	11,458	—	—

Net cash flow provided by used in operating activities	5,082,141	(10,340,170)	(26,035,532)

Cash flows provided by financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	—	5,321,118	23,479,096
Repurchase of common stock, net of payable	(2,773,280)	(4,570,565)	(1,177,572)
Distributions paid in cash	(2,787,073)	(2,465,663)	(2,086,967)
Offering costs paid, net of due to Adviser	—	(61,462)	(282,156)
(Decrease) in credit facilities payable	(15,748,575)	(37,045,614)	(4,600,000)
Increase in credit facilities payable	16,879,474	45,229,579	17,800,000

Net cash flow provided by (used in) financing activities	(4,429,454)	6,407,393	33,132,401

Net increase (decrease) in cash and cash equivalents	652,687	(3,932,777)	7,096,869
Cash and cash equivalents
Beginning of the year	7,112,205	11,044,982	3,948,113

End of the year	$7,764,892	$7,112,205	$11,044,982

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$635,742	$517,567	$297,068
Cash paid during the period for interest	$1,160,789	$804,383	$54,473
Reinvestment of distributions paid	$4,823,663	$4,413,136	$4,070,382
Local and excise taxes paid	$212,579	$168,836	$129,006

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2019

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value
Senior Secured Loans – 9.0% (4)
Energy – 2.1%
Fieldwood Energy, LLC (First Lien Term Loan) (5)	L + 525	1.00%	4/11/2022	1,800,549	$1,797,034	$1,514,208
Fieldwood Energy, LLC (Second Lien Term Loan) (5)	L + 725	1.00%	4/11/2023	567,797	553,265	326,838

						1,841,046

Healthcare – 5.7%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan) (6)(7)	L + 375	0.00%	2/27/2026	2,566,812	2,554,699	2,583,933
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan) (5)(8)	L + 400	0.00%	7/1/2026	333,333	833	833
Covenant Surgical Partners, Inc. (First Lien Term Loan) (5)(8)	L + 400	0.00%	7/1/2026	1,666,667	1,670,833	1,670,833
Envision Healthcare Corp. (First Lien Term Loan) (6)(8)	L + 375	0.00%	10/10/2025	997,481	862,821	855,754

						5,111,353

Media/Telecommunications – 0.4%
iHeartCommunications, Inc. (First Lien Term Loan) (5)	L + 400	0.00%	5/1/2026	333,537	863,774	336,802

Telecommunication Services – 0.8%
TerreStar Corp. (First Lien Term Loan) (9)(10)	11% PIK		2/27/2020	584,639	584,639	583,470
TerreStar Corp. (First Lien Term Loan) (9)(10)	11% PIK		2/28/2022	138,409	138,409	138,132

						721,602

Utility – 0.0%
Texas Competitive Electric Holdings Company, LLC (TXU) (Escrow Loan) (11)(12)				3,500,000	79,372	1,925

Total Senior Secured Loans						8,012,728

Unsecured Loans – 4.2%
Materials – 4.2%
OmniMax International, Inc. (5)(9)(10)	14% PIK, 2% Cash		2/6/2021	4,404,735	4,195,580	3,713,191

Total Unsecured Loans						3,713,191

Asset-Backed Securities – 0.8%
Financials – 0.8%
Grayson Investor Corp. (7)(13)(14)(15)			11/1/2021	800	456,000	333,764
Highland Park CDO I Ltd. 2006 1A A2 (5)(7)(13)(15)	L + 40		11/25/2051	270,178	225,349	270,127
PAMCO CLO 1997-1A B (7)(9)(10)(13)(15)(16)				374,239	215,187	139,629

						743,520

Total Asset-Backed Securities						743,520

Mortgage-Backed Securities – 4.5%
Financials – 4.5%
FREMF 2019-KF60 Mortgage Trust (6)(13)			2/25/2026	4,002,449	3,996,530	3,994,444

Total Mortgage-Backed Securities						3,994,444

				Shares
Closed-End Mutual Funds – 2.4%
Financials – 2.4%
NexPoint Strategic Opportunities Fund (7)(17)(18)				120,633	2,419,467	2,136,410

Total Closed-End Mutual Funds						2,136,410

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2019

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value
Corporate Bonds – 45.9%
Financials – 1.7%
Freedom Mortgage Corp. (13)(18)	8.250%		4/15/2025	1,500,000	$1,500,000	$1,474,200

Healthcare – 43.8%
ASP AMC Merger Sub, Inc. (13)(18)	8.000%		5/15/2025	7,325,000	6,948,779	4,892,478
Endo Finance LLC / Endo Finco Inc. (7)(13)(18)	6.000%		7/15/2023	4,500,000	3,877,424	3,262,455
Ortho-Clinical Diagnostics (13)(18)	6.625%		5/15/2022	11,217,000	10,862,655	11,174,863
Surgery Center Holdings (7)(13)(18)	6.750%		7/1/2025	11,858,000	11,246,267	11,892,566
Valeant Pharmaceuticals International, Inc. (7)(13)(18)	6.125%		4/15/2025	7,500,000	6,942,340	7,764,863

						38,987,225

Media/Telecommunications – 0.4%
iHeartCommunications, Inc. (18)	6.375%		5/1/2026	114,206	313,455	124,127
iHeartCommunications, Inc. (18)	8.375%		5/1/2027	214,073	584,792	236,947

						361,074

Total Corporate Bonds						40,822,499

				Shares
Common Stocks – 25.9%
Chemicals – 0.0%
MPM Holdings, Inc. (12)				8,500	17,000	42,500

Energy – 5.5%
Energy Transfer Equity L.P. (7)(18)				75,000	1,438,740	962,250
Enterprise Products Partners L.P. (7)(18)				140,000	3,424,740	3,942,400

						4,904,650

Financials – 2.8%
American Banknote Corp. (9)(10)(12)				750,000	2,062,500	2,467,500

Healthcare – 0.3%
Quorum Health Corp. (12)				224,600	1,284,134	214,740
SteadyMed Ltd. (7)(9)(10)(12)				54,749	14,508	40,405

						255,145

Materials – 0.0%
OmniMax International, Inc. (9)(10)(12)				6,698	663,116	20,898

Media/Telecommunications – 1.9%
Clear Channel Outdoor Holding, Inc. (12)(18)				124,986	631,179	357,460
iHeartMedia, Inc. (12)(18)				80,350	2,182,708	1,357,915

						1,715,375

Real Estate Investment Trusts (REITs) – 6.9%
NexPoint Residential Trust, Inc. (7)(17)(18)				26,466	848,748	1,190,970
City Office REIT, Inc. (7)(18)				108,000	1,480,753	1,460,160
Independence Realty Trust, Inc. (7)(18)				246,727	2,146,330	3,473,916

						6,125,046

Retail – 1.3%
Tru Kids, Inc. (12)				237	1,139,661	1,124,467

Service – 0.1%
Western States Life Insurance (12)				237	255,681	59,183

Telecommunication Services – 4.4%
TerreStar Corp. (9)(10)(12)				14,035	1,599,990	3,890,081

Utility – 2.7%
Vistra Energy Corp. (18)				105,000	1,622,256	2,413,950

Total Common Stocks						23,018,795

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2019

LLC Interests – 10.5%
Consumer Products – 2.3%
US GAMING LLC (9)(10)(12)			2,000	$2,000,000	$2,000,000

Real Estate – 5.5%
SFR WLIF III, LLC (9)(10)			1,651,112	1,651,112	1,615,315
SFR WLIF II, LLC (9)(10)			3,348,888	3,348,888	3,317,342

					4,932,657

Real Estate Investment Trust (REIT) – 2.7%
NexPoint Capital REIT, LLC (9)(10)(17)(22)			100	2,189,561	2,425,989

Total LLC Interests					9,358,646

	Preferred Dividend Rate
Preferred Stocks – 9.5%
Financials – 2.3%
Tectonic Financial, Inc.	9.000%		200,000	2,000,000	2,084,000

Real Estate – 1.7%
Creative Science Properties, Inc.			100,000	1,500,000	1,500,000

Real Estate Investment Trusts (REITs) – 5.5%
Braemar Hotels & Resorts, Inc. (7)(18)	5.500%		258,065	3,733,840	4,903,235
RAIT Financial Trust (18)(19)	8.875%		148,057	3,051,715	4,235

					4,907,470

Total Preferred Stocks					8,491,470

Rights – 0.1%
Utility – 0.1%
Texas Competitive Electric Holdings Company, LLC (TXU) (12)			58,356	148,370	61,391

Total Rights					61,391

Warrants – 0.1%
Healthcare – 0.0%
Galena Biopharma, Inc. (10)(12)		1/12/2021	1,500,054	—	—
Gemphire Therapeutics, Inc. (10)(12)		3/15/2022	4,752	—	1,340
SCYNEXIS, Inc. (10)(12)		6/21/2021	195,000	—	28,497

					29,837

Materials – 0.0%
OmniMax International, Inc. (9)(10)(12)		8/6/2025	207	—	647

Media/Telecommunications – 0.1%
iHeartMedia, Inc. (12)		5/1/2039	2,875	52,988	44,114

Total Warrants					74,598

Total Investments - 112.9%				$103,378,022	$100,427,692

Cash Equivalents – 8.7% (20)					$7,764,892
Other Assets & Liabilities, net - (21.6%)					$(19,257,031)

Net Assets - 100.0%					$88,935,553

				Notional Amount (21)	Unrealized Depreciation
Total Return Swap – (3.1%)
BNP Paribas TRS Facility (Note 7)				50,904,830	(2,745,042)

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2019

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2019. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2019 was 1.91%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(6)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2019 was 1.76%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(7)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 29.4% of the Company’s total assets as of December 31, 2019.

(8)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(9)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(10)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $20,382,436 or 22.9% of net assets were fair valued under the Company’s valuation procedures as of December 31, 2019.

(11)	The investment represents value held in escrow pending future events. No interest is being accrued.
(12)	Non-income producing security.
(13)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2019, these securities amounted to $45,199,389, or 50.8% of net assets.

(14)	The investment is considered to be the equity tranche of the issuer.
(15)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(16)	The issuer is in default of its payment obligation, or is in danger of default.
(17)	Represents an affiliated issuer. Assets with a total aggregate market value of $5,753,369, or 6.5% of net assets, were affiliated with the Company as of December 31, 2019 (see Note 10).
(18)	All or part of this security is pledged as collateral for margin/facility borrowings. The market value of the securities pledged as collateral was $63,025,400.
(19)	The issuer has suspended the quarterly dividend for this security.
(20)	State Street U.S. Government Money Market Fund.
(21)	Notional value of the underlying securities in the Total Return Swap is calculated by multiplying par by the initial price.
(22)

The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2018

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value
Senior Secured Loans – 16.4% (4)
Energy – 2.6%
Fieldwood Energy, LLC (Second Lien Term Loan) (5)	L + 725	1.00%	4/11/2023	567,797	$549,645	$501,364
Fieldwood Energy LLC (First Lien Term Loan) (5)	L + 525	1.00%	4/11/2022	1,800,549	1,795,648	1,694,776

						2,196,140

Healthcare – 7.9%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan) (6)(7)(8)	L + 375	0.00%	7/24/2025	2,586,207	2,573,276	2,526,414
U.S. Renal Care, Inc. (Second Lien Term Loan) (7)	L + 800	1.00%	12/29/2023	4,500,000	4,436,086	4,320,000

						6,846,414

Media/Telecommunications – 3.9%
iHeartCommunications, Inc. (First Lien Term Loan) (9)				5,000,000	4,051,750	3,381,950

Retail – 1.4%
Toys ‘R’ Us-Delaware, Inc. (First Lien Term Loan) (9)				2,367,324	1,538,760	1,171,825

Telecommunication Services – 0.6%
TerreStar Corp. (First Lien Term Loan) (10)(11)	11% PIK		2/27/2020	523,368	523,369	522,845

Utility – 0.0%
Texas Competitive Electric Holdings Company LLC (TXU) (Escrow Loan) (12)				3,500,000	87,816	8,750

Total Senior Secured Loans						14,127,924

Unsecured Loans – 4.4%
Materials – 4.4%
OmniMax International, Inc. (10)(11)	14% PIK, 2% Cash		2/6/2021	3,838,472	3,454,143	3,838,472

Total Unsecured Loans						3,838,472

Asset-Backed Securities – 1.2%
Financials – 1.2%
Grayson Investor Corp. (8)(13)(14)(15)			11/1/2021	800	456,000	271,920
Highland Park CDO I Ltd. 2006 1A A2 (7)(8)(13)(15)	L + 40		11/25/2051	658,095	546,516	615,319
PAMCO CLO 1997-1A B (8)(9)(10)(11)(13)(15)				374,239	215,187	144,044

						1,031,283

Total Asset-Backed Securities						1,031,283

				Shares
Closed-End Mutual Funds – 1.5%
Financials – 1.5%
NexPoint Strategic Opportunities Fund (8)(16)(17)				65,078	1,444,019	1,297,005

Total Closed-End Mutual Funds						1,297,005

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value
Corporate Bonds – 56.7%
Financials – 6.0%
ASP AMC Merger Sub, Inc. (13)(17)	8.000%		5/15/2025	7,325,000	6,898,195	3,918,875
Freedom Mortgage Corp. (13)(17)	8.250%		4/15/2025	1,500,000	1,500,000	1,290,000

						5,208,875

Healthcare – 50.7%
DJO Finance LLC / DJO Finance Corp. (13)(17)	8.125%		6/15/2021	6,500,000	6,270,057	6,711,250
Endo Finance LLC / Endo Finco Inc. (13)(17)	6.000%		7/15/2023	7,500,000	6,496,223	5,756,250
Ortho-Clinical Diagnostics (13)(17)	6.625%		5/15/2022	9,217,000	8,801,814	8,341,385
Quorum Health Corp. (13)(17)	11.625%		4/15/2023	3,459,000	3,178,462	3,268,755
Surgery Center Holdings (8)(13)(17)	6.750%		7/1/2025	10,858,000	10,216,848	9,283,590
Tenet Healthcare Corp. (8)(17)	8.125%		4/1/2022	1,000,000	978,124	1,006,250
Valeant Pharmaceuticals International, Inc. (8)(13)(17)	5.875%		5/15/2023	4,000,000	3,482,925	3,715,000
Valeant Pharmaceuticals International, Inc. (8)(13)(17)	6.125%		4/15/2025	6,500,000	5,723,046	5,687,500

						43,769,980

Total Corporate Bonds						48,978,855

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2018

			Shares
Common Stocks – 25.6%
Chemicals – 0.3%
MPM Holdings, Inc. (8)(18)			8,500	$250,750	$267,750
Energy – 6.0%
Enterprise Products Partners L.P. (8)(17)			170,000	4,144,041	4,180,300
Energy Transfer Equity L.P. (8)(17)			75,000	1,438,740	990,750

					5,171,050

Healthcare – 5.3%
Acadia Healthcare Co., Inc. (8)(17)(18)			24,900	981,583	640,179
Amarin Corp. Plc (8)(17)(18)			140,000	1,982,260	1,905,400
Heron Therapeutics, Inc. (8)(17)(18)			19,232	500,032	498,878
Nevro Corp. (8) (17) (18)			8,000	500,402	311,120
Quorum Health Corp. (17)(18)			408,514	2,184,094	1,180,605
SteadyMed Ltd. (8)(10)(11)(18)			54,749	14,508	14,509

					4,550,691

Materials – 1.5%
OmniMax International, Inc. (10)(11)(18)			6,698	663,115	1,303,257

Media/Telecommunications – 1.2%
Gambier Bay, LLC (10)(11)(16)(18)			9,180,900	3,478,685	1,055,803

Real Estate Investment Trusts (REITs) – 3.7%
NexPoint Residential Trust, Inc. (8)(16)(17)			25,757	846,587	902,783
Independence Realty Trust, Inc. (8)(17)			246,727	2,216,203	2,264,954

					3,167,737

Telecommunication Services – 4.5%
TerreStar Corp. (10)(11)(18)			14,035	1,599,990	3,913,800

Utility – 3.1%
Vistra Energy Corp. (17)(18)			115,000	1,776,757	2,632,350

Total Common Stocks					22,062,438

	Preferred Dividend Rate
Preferred Stocks – 5.5%
Real Estate Investment Trusts (REITs) – 5.5%
Braemar Hotels & Resorts, Inc. (8)(17)	5.500%		258,065	4,000,008	4,427,105
RAIT Financial Trust (17)(19)	8.875%		148,057	3,113,308	333,128

					4,760,233

Total Preferred Stocks					4,760,233

Rights – 0.1%
Utility – 0.1%
Texas Competitive Electric Holdings Company, LLC (TXU) (18)			58,356	148,619	43,183

Total Rights					43,183

Warrants – 0.1%
Healthcare – 0.1%
Galena Biopharma, Inc. (11)(18)		1/12/2021	1,500,054	—	—
Gemphire Therapeutics, Inc. (11)(18)		3/15/2022	118,796	—	17,159
SCYNEXIS, Inc. (11)(18)		6/21/2021	195,000	—	32,949

					50,108

Materials – 0.0%
OmniMax International, Inc. (10)(11)(18)		8/6/2025	207	—	40,340

Total Warrants					90,448

Total Investments – 111.5%				$105,022,260	$96,229,841

Cash Equivalents – 8.1% (20)					$6,957,619
Other Assets & Liabilities, net – (19.6%)					$(16,876,497)

Net Assets – 100.0%					$86,310,963

				Notional Amount(21)	Unrealized Depreciation
Total Return Swap – (3.0%)
BNP Paribas TRS Facility (Note 7)				55,763,056	(2,547,492)

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2018

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through December 31, 2019, the Adviser controls 2,513,370 total shares, including reinvestment of dividends, for a net amount of approximately $21.4 million.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of December 31, 2019 and 2018, the Company had cash and cash equivalents of $7,764,892 and $7,112,205, respectively. As of December 31, 2019 and 2018, $7,745,979 and $6,957,619 was held in the State Street U.S. Government Money Market Fund, and $18,913 and $154,586 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of December 31, 2019 and 2018, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the years ended December 31, 2019, 2018 and 2017 the Company recognized $49,895, $10,483 and $37,586 of fee income, respectively.

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

As of December 31, 2019, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$139,629
American Banknote Corp.	Common Stocks	2,467,500
OmniMax International, Inc.	Common Stocks	20,898
SteadyMed Ltd.	Common Stocks	40,405
TerreStar Corp.	Common Stocks	3,890,081
NexPoint Capital REIT, LLC	LLC Interests	2,425,989
SFR WLIF III, LLC	LLC Interests	1,615,315
SFR WLIF II, LLC	LLC Interests	3,317,342
US GAMING LLC	LLC Interests	2,000,000
TerreStar Corp.	Senior Secured Loans	583,470
TerreStar Corp.	Senior Secured Loans	138,132
OmniMax International, Inc.	Unsecured Loans	3,713,191
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	1,340
OmniMax International, Inc.	Warrant	647
SCYNEXIS, Inc.	Warrant	28,497

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

As of December 31, 2019, the Company’s investments consisted of senior secured loans, unsecured loans, bonds, asset-backed securities, mortgage-backed securities, common stocks, LLC interests, preferred stocks, a closed-end mutual fund, a total return swap (“TRS”) and rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The Company values the TRS in accordance with the agreement (the “TRS Agreement”) with BNP Paribas (“BNP Paribas”) that establishes the TRS. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued based on indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Valuation Committee and the Board review the value of the loans underlying the TRS, on a quarterly basis. To the extent the Valuation Committee or the Board have any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the TRS, see Note 7.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of December 31, 2019 and 2018:

	December 31, 2019
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$1,841,046	$—	$1,841,046
Healthcare	—	5,111,353	—	5,111,353
Media/Telecommunications	—	336,802	—	336,802
Telecommunication Services	—	—	721,602	721,602
Utility	—	1,925	—	1,925
Unsecured Loans
Materials	—	—	3,713,191	3,713,191
Asset-Backed Securities
Financials	—	603,891	139,629	743,520
Mortgage-Backed Securities	—	3,994,444	—	3,994,444
Closed-End Mutual Funds	2,136,410	—	—	2,136,410
Corporate Bonds
Financials	—	1,474,200	—	1,474,200
Healthcare	—	38,987,225	—	38,987,225
Media/Telecommunications	—	361,074	—	361,074
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	4,904,650	—	—	4,904,650
Financials	—	—	2,467,500	2,467,500
Healthcare	214,740	—	40,405	255,145
Materials	—	—	20,898	20,898
Media/Telecommunications	1,715,375	—	—	1,715,375
Real Estate Investment Trusts (REITs)	6,125,046	—	—	6,125,046
Retail	—	1,124,467	—	1,124,467
Service	—	59,183	—	59,183
Telecommunication Services	—	—	3,890,081	3,890,081
Utility	2,413,950	—	—	2,413,950
LLC Interests
Consumer Products	—	—	2,000,000	2,000,000
Real Estate	—	—	4,932,657	4,932,657
Real Estate Investment Trusts (REITs)	—	—	2,425,989	2,425,989
Preferred Stocks
Financials	—	2,084,000	—	2,084,000
Real Estate	—	1,500,000	—	1,500,000
Real Estate Investment Trusts (REITs)	4,903,235	4,235	—	4,907,470
Rights	—	61,391	—	61,391
Warrants
Healthcare	—	29,837	—	29,837
Materials	—	—	647	647
Media/Telecommunications	—	44,114	—	44,114

Total Assets	$22,413,406	$57,661,687	$20,352,599	$100,427,692

Liabilities
Warrants	$—	$—	$—	$—
Derivatives
Total Return Swap Contracts	$—	$—	$(2,745,042)	$(2,745,042)

Total Liabilities	$—	$—	$(2,745,042)	$(2,745,042)

Total Investments net of Securities Sold Short	$22,413,406	$57,661,687	$17,607,557	$97,682,650

	December 31, 2018
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$2,196,140	$—	$2,196,140
Healthcare	—	6,846,414	—	6,846,414
Media/Telecommunications	—	3,381,950	—	3,381,950
Retail	—	1,171,825	—	1,171,825
Telecommunication Services	—	—	522,845	522,845
Utility	—	8,750	—	8,750
Unsecured Loans	—	—	3,838,472	3,838,472
Asset-Backed Securities	—	887,239	144,044	1,031,283
Closed-End Mutual Funds	1,297,005	—	—	1,297,005
Corporate Bonds	—	48,978,855	—	48,978,855
Common Stocks
Chemicals	267,750	—	—	267,750
Energy	5,171,050	—	—	5,171,050
Healthcare	4,536,182	—	14,509	4,550,691
Materials	—	—	1,303,257	1,303,257
Media/Telecommunications	—	—	1,055,803	1,055,803
Real Estate Investment Trusts (REITs)	3,167,737	—	—	3,167,737
Telecommunication Services	—	—	3,913,800	3,913,800
Utility	2,632,350	—	—	2,632,350
Preferred Stocks	4,760,233	—	—	4,760,233
Rights	—	43,183	—	43,183
Warrants
Healthcare	—	50,108	—	50,108
Materials	—	—	40,340	40,340

Total Assets	$21,832,307	$63,564,464	$10,833,070	$96,229,841

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(2,547,492)	$(2,547,492)

Total Liabilities	$—	$—	$(2,547,492)	$(2,547,492)

Total Investments Net of Swap Contracts	$21,832,307	$63,564,464	$8,285,578	$93,682,349

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2019.

Investments:	Balance as of December 31, 2018	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of December 31, 2019	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$522,845	$—	$—	$—	$—	$(923)	$199,680	$—	$721,602	$(923)
Unsecured Loans
Materials	3,838,472	—	—	175,174	—	(866,717)	566,262	—	3,713,191	(866,717)
Asset-Backed Securities
Financials	144,044	—	—	—	—	(4,415)	—	—	139,629	(4,415)
Common Stocks
Financials	—	—	—	—	—	405,000	2,062,500	—	2,467,500	405,000
Healthcare	14,509	—	—	—	—	25,896	—	—	40,405	25,896
Materials	1,303,257	—	—	—	—	(1,282,359)	—	—	20,898	(1,282,359)
Media/Telecommunications	1,055,803	—	—	—	—	2,422,882	—	(3,478,685)	—	2,422,882
Telecommunication Services	3,913,800	—	—	—	—	(23,719)	—	—	3,890,081	(23,719)
LLC Interests
Consumer Products	—	—	—	—	—	—	2,000,000	—	2,000,000	—
Real Estate	—	—	—	—	—	(67,343)	5,000,000	—	4,932,657	(67,343)
Real Estate Investment Trusts (REITs)	—	—	—	—	—	236,428	2,189,561	—	2,425,989	236,428
Warrants
Materials	40,340	—	—	—	—	(39,693)	—	—	647	(39,693)

Total	$10,833,070	$—	$—	$175,174	$—	$805,037	$12,018,003	$(3,478,685)	$20,352,599	$805,037

Liabilities
Total Return Swaps (1)	$(2,547,492)	$—	$—	$—	$—	$(197,550)	$—	$—	$(2,745,042)	$(197,550)

(1)

During the year ended December 31, 2019, the Company recognized a net realized gain on the TRS amounting to $1,530,270. The Company received $1,918,837 in cash payments from the TRS during the period and paid $10,157, with a decrease of $366,952 in receivable from, and an increase of $11,458 in payable to BNP Paribas for the year ended December 31, 2019.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2018.

Investments:	Balance as of December 31, 2017	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of December 31, 2018	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$—	$—	$—	$—	$—	$(523)	$523,368	$—	$522,845	$(523)
Unsecured Loans
Materials	3,326,186	—	—	161,844	213	(141,979)	493,465	(1,257)	3,838,472	(141,979)
Asset-Backed Securities
Financials	294,541	—	—	—	78,797	(43,888)	—	(185,406)	144,044	(43,888)
Common Stocks
Healthcare	—	—	—	—	—	—	14,509	—	14,509	—
Materials	2,566,191	—	—	—	—	(1,262,934)	—	—	1,303,257	(1,262,934)
Media/Telecommunications	—	1,055,803	—	—	—	—	—	—	1,055,803	—
Telecommunication Services	—	—	—	—	—	2,313,810	1,599,990	—	3,913,800	2,313,810
Warrants
Materials	79,432	—	—	—	—	(39,092)	—	—	40,340	(39,092)

Total	$6,266,350	$1,055,803	$—	$161,844	$79,010	$825,394	$2,631,332	$(186,663)	$10,833,070	$825,394

Liabilities
Total Return Swaps (1)	$(563,823)	$—	$—	$—	$—	$(1,983,669)	$—	$—	$(2,547,492)	$1,983,669

(1)

During the year ended December 31, 2018, the Company recognized a net realized gain on the TRS amounting to $1,169,203. The Company received $1,162,468 in cash payments from the TRS during the period and paid $176,702, with an increase of $183,437 in receivable from BNP Paribas for the year ended December 31, 2018.

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the year ended December 31, 2019, there were no transfers from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the year ended December 31, 2018, $1,055,803 was transferred from Level 2 to Level 3.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of December 31, 2019 and 2018:

Investment	Fair value at December 31, 2019	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$9,358,646	Discounted Cash Flow	Discount Rate	2.59% - 12.5%
		Net Asset Value	N/A	N/A
		Cost Basis	N/A	N/A
Common Stock	6,418,884	Discounted Cash Flow	Discount Rate	16.0% - 20.0%
		Multiples Analysis	Multiple of EBITDA	6.00x - 8.75x
			Unadjusted Price/MHz-PoP	$0.12 - $0.95
			Risk Discount	55.2% - 59.8%
			Liquidity Discount	25%
		Transaction Analysis	Multiple of EBITDA	8.25x - 8.75x
		Transaction Indication of Value	Enterprise Value ($mm)	$365.0 - $771.0
			Transaction Price Per Share	$2.75
		Black-Scholes Model	Volatility Assumption	30 - 40%
		Implied Value	Cash Payment Value	$4.46
			Probability Assessment	20%
Senior Secured Loans	721,602	Discounted Cash Flow	Discount Rate	11.10%
			Spread Adjustment	0.10%
Unsecured Loans	3,713,191	Black-Scholes Model	Volatility Assumption	30% - 40%
Asset-Backed Securities	139,629	Discounted Cash Flow	Discount Rate	21.00%
Warrants	647	Discounted Cash Flow	Discount Rate	20.0%
		Multiples Analysis	Multiple of EBITDA	7.0x - 8.75x
		Transaction Analysis	Multiple of EBITDA	8.25x - 8.75x
		Black-Scholes Model	Volatility Assumption	30 - 40%

Total	$20,352,599

Total Return Swaps	$(2,745,042)	Third Party Pricing Vendor	N/A	N/A

Investment	Fair value at December 31, 2018	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
Common Equity	$6,287,369	Discounted Cash Flow	Discount Rate	11.00% - 15.00%
			Terminal Multiple	6.5x
		Multiples Analysis	Multiple of EBITDA	6.0x - 7.0x
			Unadjusted Price/MHz-PoP	$0.120- $0.800
			Risk Discount	33.0%- 35.8%
		Transaction Analysis	Multiple of EBITDA	7.25x - 7.75x
		Bid Indication of Value	Enterprise Value ($mm)	$720.0 - $765.0
		Pricing Feed	N/A	N/A
		Implied Value	Cash Payment Value	$4.46
Senior Secured Loans	522,845	Discounted Cash Flow	Discount Rate	11.1%
			Spread Adjustment	0.10%
Unsecured Loans	3,838,472	Discounted Cash Flow	Discount Rate	16.0%
Warrants	40,340	Discounted Cash Flow	Discount Rate	11.00%
			Terminal Multiple	6.5x
		Multiples Analysis	Multiple of EBITDA	6.0x - 7.0x
		Transaction Analysis	Multiple of EBITDA	7.25x - 7.75x
Asset-Backed Securities	144,044	Discounted Cash Flow	Discount Rate	20.88%

Total	$10,833,070

Total Return Swaps	$(2,547,492)	Third Party Pricing Vendor	N/A	N/A

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the year ended December 31, 2019 and December 31, 2018, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the years ended December 31, 2019, 2018 and 2017. Selling commissions and fees of $0, $413,024, and $1,837,575 were paid for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the year ended December 31,
	2019	2018	2017
Net increase (decrease) in net assets from operations	$9,190,895	$(6,209,274)	$7,468,172
Weighted average common shares outstanding	10,441,061	10,358,148	8,564,351
Earnings (loss) per common share-basic and diluted	$0.88	$(0.60)	$0.87

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

Recent Accounting Pronouncements

In March 2017, the FASB issued Accounting Standards Update 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this update shorten the amortization period for certain callable debt securities held at premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For the company, this update is effective for fiscal years beginning on January 1, 2020. The Company is currently evaluating the impact of this new guidance on its financial statement presentation and disclosures.

Note 3—Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2019:

	Fair value	Percentage
Assets
Healthcare	$44,383,560	44.2%
Real Estate Investment Trusts (REITs)	13,458,505	13.4%
Financials	12,900,074	12.9%
Energy	6,745,696	6.7%
Real Estate	6,432,657	6.4%
Telecommunication Services	4,611,683	4.6%
Materials	3,734,736	3.7%
Utility	2,477,266	2.5%
Media/Telecommunications	2,457,365	2.4%
Consumer Products	2,000,000	2.0%
Retail	1,124,467	1.1%
Service	59,183	0.1%
Chemicals	42,500	0.0%

Total Assets	$100,427,692	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2018:

	Fair value	Percentage
Assets
Healthcare	$55,217,193	57.4%
Real Estate Investment Trusts (REITs)	7,927,970	8.2%
Financials	7,537,163	7.8%
Energy	7,367,190	7.7%
Materials	5,182,069	5.4%
Media/Telecommunications	4,437,753	4.6%
Telecommunication Services	4,436,645	4.6%
Utility	2,684,283	2.8%
Retail	1,171,825	1.2%
Chemicals	267,750	0.3%

Total Assets	$96,229,841	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2019:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$8,473,042	$7,683,965	7.7%
Senior Secured Loans - Second Lien	553,265	326,838	0.3%
Senior Secured Loans - Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	3.7%
Asset-Backed Securities	896,536	743,520	0.7%
Mortgage-Backed Securities	3,996,530	3,994,444	4.0%
Closed-End Mutual Funds	2,419,467	2,136,410	2.1%
Corporate Bonds	42,275,712	40,822,499	40.6%
Common Stocks	20,812,044	23,018,795	22.9%
LLC Interests	9,189,561	9,358,646	9.3%
Preferred Stocks	10,285,555	8,491,470	8.5%
Rights	148,370	61,391	0.1%
Warrants	52,988	74,598	0.1%

Total Assets	$103,378,022	$100,427,692	100.0%

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

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $50,904,830 and $47,899,681, respectively, as of December 31, 2019.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans—First Lien	$51,120,740	$47,656,091	32.1%
Senior Secured Loans—Second Lien	8,810,397	8,254,393	5.6%
Senior Secured Loans—Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	2.5%
Asset-Backed Securities	896,536	743,520	0.5%
Mortgage-Backed Securities	3,996,530	3,994,444	2.7%
Closed-End Mutual Funds	2,419,467	2,136,410	1.4%
Corporate Bonds	42,275,712	40,822,499	27.6%
Common Stocks	20,812,044	23,018,795	15.5%
LLC Interests	9,189,561	9,358,646	6.3%
Preferred Stocks	10,285,555	8,491,470	5.7%
Rights	148,370	61,391	0.0%
Warrants	52,988	74,598	0.1%

Total Assets	$154,282,852	$148,327,373	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $55,763,056 and $53,007,114, respectively, as of December 31, 2018.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans—First Lien	$56,049,290	$52,886,814	35.4%
Senior Secured Loans—Second Lien	15,182,300	14,239,474	9.5%
Senior Secured Loans—Escrow Loan	87,816	8,750	0.0%
Unsecured Loans	3,454,143	3,838,472	2.6%
Asset-Backed Securities	1,217,703	1,031,283	0.7%
Closed-End Mutual Funds	1,444,019	1,297,005	0.9%
Corporate Bonds	53,545,694	48,978,855	32.8%
Common Stocks	22,542,416	22,062,438	14.8%
Preferred Stocks	7,113,316	4,760,233	3.2%
Rights	148,619	43,183	0.0%
Warrants	—	90,448	0.1%

Total Assets	$160,785,316	$149,236,955	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2019:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$743,520	0.7%
Luxembourg (1)	2,583,933	2.6%
United States	97,100,239	96.7%

Total Assets	$100,427,692	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2018:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$1,031,283	1.1%
Luxembourg (1)	2,526,414	2.6%
United States	92,672,144	96.3%

Total Assets	$96,229,841	100.0%

(1)	Investment denominated in USD

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred investment advisory fees payable to the Adviser of $1,966,697, $2,025,178 and $1,575,420. Of these amounts, $0, $0 and $1,499,906, respectively, were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred $0, recognized a reduction of $(594,306) and incurred $418,739 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of December 31, 2019.

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred administration fees payable to the Adviser of $399,100, $409,789 and $314,337. Of these amounts, $0, $0 and $301,355, respectively, were voluntarily waived. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to advisory and administrator fees are shown below.

Period ended	Advisory fees waived and subject to recoupment (1)	Administration fees waived and subject to recoupment (1)	Recoupment eligibility expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	March 31, 2020
December 31, 2016	366,861	73,372	Expired
September 30, 2016	343,320	68,664	Expired
June 30, 2016	74,421	14,884	Expired

Total	$2,284,508	$458,275

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

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization and are paid by the Adviser. For the years ended December 31, 2019, 2018 and 2017, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the years ended December 31, 2019, 2018 and 2017, the Adviser incurred and paid offering costs of $0, $238,568 and $954,765, respectively, on our behalf. For the years ended December 31, 2019, 2018, and 2017, the Company capitalized $0, $61,462, and $282,156, of offering costs, respectively. Of the capitalized offering costs, $5,445, $184,847, and $381,881 were amortized to expense during the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, $0 and $5,445 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2019, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

For the years ended December 31, 2019, 2018 and 2017, the Company recorded an expense relating to director fees of $19,553, $19,804 and $16,090, respectively, which represents the allocation of the director fees to the Company. As of December 31, 2019 there was $63 of expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of December 31, 2019 is $903,985. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2019	$1,098,789	$951,520	$147,269	$50,130	December 31, 2022
September 30, 2019	849,345	752,206	97,139	(17,417)	September 30, 2022
June 30, 2019	586,411	471,855	114,556	75,592	June 30, 2022
March 31, 2019	295,177	256,213	38,964	38,964	March 31, 2022

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

During the year ended December 31, 2019, $427,831 of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the years ended December 31, 2019, 2018 and 2017, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of December 31, 2019 would have been lower by approximately this amount. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of December 31, 2019 and December 31, 2018, $50,130 and $0 were owed from the Adviser to the Company, respectively.

As of December 31, 2019 and December 31, 2018, the Company owed $570,453 and $291,904, respectively to the Adviser, largely related to advisory fees, administration fees, and the expense limitation agreement.

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

As of December 31, 2019, 2018 and 2017, the Company made the following permanent book tax differences and reclasses:

	2019	2018	2017
Paid in capital excess of par value	$(138,024)	$(314,911)	$(521,714)
Distributions in excess of net investment income (1)	2,583,485	2,654,803	3,986,427
Accumulated realized gains (1)	(2,445,461)	(2,339,892)	(3,464,713)

(1)	Amounts are included in Total distributable earnings (loss) on the Statement of Assets and Liabilities.

During the year ended December 31, 2019, the differences between book and tax accounting were due primarily to non-deductible excise taxes and offering costs, partnerships, basis adjustments of loan investments, distribution re-designations and non-REIT return of capital.

For the years ended December 31, 2019, 2018 and 2017, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

	2019	2018	2017
Undistributed ordinary income	$45,019	$1,821,034	$3,267,424
Net tax appreciation/(depreciation)	(3,044,798)	(9,471,326)	3,222,870
Undistributed capital gains	—	1,368,718	725,166
Other temporary differences	(289,344)	(20,194)	(22,087)

For the years ended December 31, 2019, 2018 and 2017, the Company had $(1,198,009), $0 and $0 of capital loss carryovers, respectively.

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2019, 2018 and 2017, were as follows:

	2019	2018	2017
Paid Distributions attributable to:
Ordinary income	$6,276,791	$6,964,121	$6,157,349
Return of capital	—	—	—
Long term gain	1,237,492	636,657	—

Unrealized appreciation and depreciation at December 31, 2019, 2018 and 2017, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross appreciation	Gross (depreciation)	Net appreciation/ (depreciation)	Cost
December 31, 2019	$8,606,619	$(11,651,417)	$(3,044,798)	$102,532,406
December 31, 2018	5,726,720	(15,198,046)	(9,471,326)	105,156,185
December 31, 2017	9,086,469	(6,592,620)	2,493,849	139,303,775

The tax adjustments that impact cost are wash sales, REIT return of capital, partnerships and basis adjustments on loan investments.

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the years ended December 31, 2019, 2018 and 2017, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer from November 27, 2019, until expiration of December 30, 2019 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the fourth quarter tender offer, 131,083 shares of the Company were tendered for repurchase, constituting approximately 1.26% of the Company’s outstanding shares.

For the year ended December 31, 2019, the Company repurchased 0 shares as part of its death and disability repurchase program.

Note 7—Credit Facility and Leverage Facilities

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days notice. At December 31, 2019, current outstanding and fair value amounts were $33,714,864 and $33,975,517, respectively.

For the years ended December 31, 2019, 2018 and 2017, the components of total interest expense were as follows:

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Direct interest expense	$1,233,085	$759,234	$95,181
Commitment fees	204	—	8,054
Amortization of financing costs	—	—	—

Total interest expense	$1,233,289	$759,234	$103,235

Average daily amount outstanding	35,934,346	22,875,571	4,803,836
Weighted average interest rate	3.43%	3.32%	2.32%

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

Year Ended	Total Amount Outstanding	% of Asset Coverage
12/31/2019	$63,219,694	241%
12/31/2018	67,767,021	227%
12/31/2017	46,540,921	304%
12/31/2016	11,200,000	701%
12/31/2015	—	n/a
12/31/2014	—	n/a

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

The following is a summary of the underlying loans subject to the TRS as of December 31, 2019:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount (1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,640,000	$(213,750)
Air Medical Group Holdings (First Lien Term Loan)	Aerospace	L + 425	1.00%	3/14/2025	3,917,518	3,791,960	(125,558)
ASP AMC Merger Sub, Inc. (First Lien Term Loan)	Healthcare	L + 350	1.00%	4/21/2024	1,822,226	1,730,025	(92,201)
VVC Holding Corp. (First Lien Term Loan)	Healthcare	L + 450	0.00%	2/11/2026	5,905,504	5,964,975	59,471
BioClinica, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	10/20/2023	1,874,140	1,893,662	19,522
Employbridge, LLC (First Lien Term Loan)	Service	L + 450	1.00%	4/18/2025	767,142	751,799	(15,343)
Endo Luxembourg Finance Company I S.a r.l. (First Lien Term Loan)	Healthcare	L + 425	0.75%	4/27/2024	3,959,091	3,762,121	(196,970)
Envision Healthcare Corp. (First Lien Term Loan)	Healthcare	L + 375	0.00%	10/10/2025	4,671,563	4,207,500	(464,063)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,715	3,704,222	(32,493)
BW NHHC Holdco, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,537,384	3,420,139	(1,117,245)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,449,958	2,300,085	(149,873)
Radnet Management Inc. (First Lien Term Loan)		L + 350	1.00%	7/1/2023	1,492,721	1,485,331	(7,390)
Sound Inpatient Physicians (First Lien Term Loan)	Healthcare	L + 675	0.00%	6/28/2026	1,575,000	1,567,222	(7,778)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	4/21/2025	1,666,667	1,583,333	(83,334)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	4/30/2025	4,794,592	4,295,155	(499,437)
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/29/2024	4,880,859	4,802,152	(78,707)

Total							$(3,005,149)

Accrued income and liabilities							260,107

Total TRS Fair Value							$(2,745,042)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2018:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount (1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,340,000	$(513,750)
Air Medical Group Holdings (First Lien Term Loan)	Aerospace	L + 425	1.00%	9/26/2024	3,957,513	3,681,407	(276,106)
ASP AMC Merger Sub, Inc. (First Lien Term Loan)	Financial	L + 350	1.00%	4/21/2024	1,838,000	1,570,000	(268,000)
Avantor, Inc. (First Lien Term Loan)	Chemicals	L + 400	1.00%	11/21/2024	3,818,053	3,666,656	(151,397)
BioClinica, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	10/20/2023	1,893,461	1,809,636	(83,825)
Employbridge, LLC (First Lien Term Loan)	Service	L + 500	1.00%	4/10/2025	934,525	914,274	(20,251)
Endo Luxembourg Finance Company I S.a r.l. (First Lien Term Loan)	Healthcare	L + 425	0.75%	4/29/2024	3,999,697	3,780,808	(218,889)
Envision Healthcare Corp. (First Lien Term Loan)	Healthcare	L + 375	0.00%	9/28/2025	2,943,750	2,793,750	(150,000)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,715	3,616,026	(120,689)
BW NHHC Holdco, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,583,449	4,508,594	(74,855)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,475,478	2,243,692	(231,786)
Quorum Health Corp. (First Lien Term Loan)	Healthcare	L + 675	1.00%	4/29/2022	7,151,645	7,038,182	(113,463)
Sound Inpatient Physicians (First Lien Term Loan)	Healthcare	L + 675	0.00%	6/26/2026	1,575,000	1,495,278	(79,722)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	5/10/2025	1,666,666	1,633,334	(33,332)
U.S Renal Care, Inc. (Second Lien Term Loan)	Healthcare	L + 800	1.00%	12/31/2023	1,939,438	1,828,750	(110,688)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	4/11/2025	4,843,267	4,691,915	(151,352)
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/29/2024	5,552,649	5,394,812	(157,837)

Total							$(2,755,942)

Accrued income and liabilities							208,450

Total TRS Fair Value							$(2,547,492)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

As of December 31, 2019, the Company had posted $21,400,000 of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the year ended December 31, 2019, the Company recognized a net realized gain on the TRS amounting to $1,530,270. The Company received $1,918,837 in cash payments from the TRS during the period and paid $10,157 with a decrease of $366,952 in receivable from, and an increase of $11,458 in payable to BNP Paribas for year ended December 31, 2019. The notional value of the derivative instruments outstanding as of December 31, 2019 and the unrealized appreciation (depreciation) on derivative instruments during the year then ended serve as indicators of the volume of derivative activity for the Company.

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

Our Adviser, NexPoint Advisors, has been historically affiliated through common control with Highland Capital Management, L.P. (“HCMLP”), an SEC-registered investment adviser. On October 16, 2019, HCMLP filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware. The case was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas. On January 9, 2020, the bankruptcy court approved a change of control of HCMLP, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, HCMLP’s general partner. Mr. Dondero will, however, remain as an employee of HCMLP and as portfolio manager for all funds and vehicles for which he currently holds such titles. Nevertheless, given Mr. Dondero’s historic role with HCMLP and his continued ownership interest and roles with respect to the Highland platform as a whole, as well as the shared services agreements between HCMLP and our Adviser, we still treat HCMLP and its affiliates as our affiliates for purposes hereof.

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

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2019.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2019, the Company had one unfunded debt commitment with an aggregate unfunded commitment of $333,333. For additional details regarding the Company’s unfunded debt investments, see the Company’s Schedule of Investments as of December 31, 2019.

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

Interest Rate Risk

On July 27, 2017, the head of the United Kingdom’s Financial Conduct Authority announced a desire to phase out the use of LIBOR by the end of 2021. Due to this announcement, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. As such, the potential effect of a transition away from LIBOR on the Company or the financial instruments in which the Company invests can not yet be determined.

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

Note 10—Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of December 31, 2019:

Affiliated investments	Shares at December 31, 2018	Fair value as of December 31, 2018	Purchases	Sales	Realized gains (losses)	Change in unrealized gains (losses)	Fair value as of December 31, 2019	Shares at December 31, 2019	Affiliated Dividend income
Gambier Bay, LLC (1)	9,180,900	$1,055,803	$—	$(3,478,685)	$—	$2,422,882	$—	—	$—

NexPoint Strategies Opportunities Fund	65,078	1,297,005	987,212	(11,764)	—	(136,043)	2,136,410	120,633	233,964

NexPoint Residential Trust, Inc.	25,757	902,783	28,646	(26,485)	—	286,026	1,190,970	26,466	5,835

NexPoint Capital REIT, LLC (2)	—	—	2,189,561	—	—	236,428	2,425,989	100	—

Total affiliated investments	9,271,735	$3,255,591	$3,205,419	$(3,516,934)	$—	$2,809,293	$5,753,369	147,199	$239,799

(1)	Non-income producing security.
(2)

The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

Note 11—Financial Highlights

Selected data for a share outstanding throughout the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
Common shares per share operating performance:
Net asset value, beginning of period	$8.36	$9.68	$9.47	$8.02		$8.97
Income from investment operations:
Net investment income (1)	0.30	0.36	0.59	0.69		0.42
Net realized and unrealized gain (loss)	0.59	(0.96)	0.32	1.25		(1.40)
Commitments by affiliates	—	—	—	0.18		0.68

Total from investment operations	0.89	(0.60)	0.91	2.12		(0.30)

Less distribution declared to common shareholders:
From net investment income	(0.60)	(0.73)	(0.72)	(0.71)		(0.56)
From net realized gains	(0.12)	—	—	—		—
From return of capital	—	—	—	—		(0.13)

Total distributions declared to common shareholders	(0.72)	(0.73)	(0.72)	(0.71)		(0.69)

Capital share transactions
Offering costs (1)	—	—	—	—		(0.06)
Issuance of common stock (2)	—	0.01	0.02	0.04		0.10
Shares tendered (1)	0.00 (3)	0.00 (3)	0.00 (3)	0.00	(3)	0.00	(3)

Net asset value, end of period	$8.53	$8.36	$9.68	$9.47		$8.02
Net asset value total return (4)	10.86%	(6.75)%	10.06%	27.61	%(5)	(3.26	)%(5)

Ratio and supplemental data:
Net assets, end of period (in 000’s)	$88,936	$86,311	$94,860	$67,293		$22,299
Shares outstanding, end of period	10,425,431	10,322,327	9,804,321	7,102,226		2,779,381
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses	5.36%	4.32%	5.21%	7.56%		11.91%
Fees and expenses waived or reimbursed	(0.16)%	(0.43)%	(2.37)%	(4.56)%		(9.62)%
Net operating expenses	5.20%	3.89%	2.84%	3.00%		2.29%
Net investment income (loss) before fees waived or reimbursed	3.33%	3.28%	3.80%	2.98%		(4.64)%
Net investment income (loss) after fees waived or reimbursed	3.50%	3.71%	6.17%	7.54%		4.97%
Ratio of interest and credit facility expenses to average net assets	1.37%	0.76%	0.13%	0.36%		0.46%
Ratio of incentive fees to average net assets (6)(7)	—%	(0.60)%	0.51%	0.40%		—%
Portfolio turnover rate	42%	55%	113%	60%		97%
Asset coverage ratio	241%	227%	304%	701%		n/a
Weighted average commission rate paid (8)	$0.0331	$0.0380	$0.0225	$0.0094		$—

(1)	Per share data was calculated using weighted average shares outstanding during the period.

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

(6)	Annualized.
(7)	All incentive fees were waived for the year ended December 31, 2016.
(8)	Represents the total dollar amount of commissions paid on portfolio transactions divided by total number of portfolio shares purchased and sold for which commissions were charged.

Note 12—Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$1,838,426	$1,979,996	$2,040,664	$1,988,407
Total investment income per common share	0.18	0.19	0.20	0.19
Net investment income	717,956	731,993	876,514	830,213
Net investment income per common share	0.07	0.07	0.08	0.08
Net realized and unrealized gain (loss)	368,975	1,061,490	(577,223)	5,180,977
Net realized and unrealized gain (loss) per common share	0.04	0.10	(0.06)	0.50

Net increase (decrease) in net assets resulting from operations	1,086,931	1,793,483	299,291	6,011,190

Basic and diluted earnings (loss) per common share	0.10	0.17	0.03	0.58
Net asset value per common share at end of quarter	8.53	8.61	8.62	8.77

	Quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$1,758,512	$1,842,814	$1,830,476	$2,136,605
Total investment income per common share	0.17	0.18	0.18	0.21
Net investment income	1,954,152	571,907	759,076	410,516
Net investment income per common share	0.19	0.05	0.07	0.04
Net realized and unrealized gain (loss)	(13,368,890)	478,938	(174,453)	3,159,480
Net realized and unrealized gain (loss) per common share	(1.28)	0.05	(0.02)	0.31

Net increase (decrease) in net assets resulting from operations	(11,414,738)	1,050,845	584,623	3,569,996

Basic and diluted earnings (loss) per common share	(1.09)	0.10	0.06	0.35
Net asset value per common share at end of quarter	8.36	9.65	9.73	9.85

The sum of quarterly per share amounts may not equal per share amounts reported for the years ended December 31, 2019 and 2018. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

On January 2, 2020, the board of directors (the “Board”) of NexPoint Capital, Inc. (the “Company”) declared two cash distributions: a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on January 29, 2020, to the stockholders of record on January 27, 2020, and a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on February 26, 2020, to the stockholders of record on February 24, 2020.

On January 29, 2020, the Board of the Company declared a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on April 1, 2020, to the stockholders of record on March 30, 2020.

On February 27, 2020, the Board of the Company declared a cash distribution of $0.06 per share of the Company’s common stock, par value $0.001 per share, payable on April 29, 2020, to the stockholders of record on April 27, 2020.

An outbreak of respiratory disease caused by a novel coronavirus was first detected in China in December 2019 and subsequently spread internationally. This coronavirus has resulted in closing borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general concern and uncertainty. The impact of this coronavirus may be short term or may last for an extended period of time and result in a substantial economic downturn. Health crises caused by outbreaks, such as the coronavirus outbreak, may exacerbate other pre-existing political, social and economic risks. The impact of this outbreak, and other epidemics and pandemics that may arise in the future, could negatively affect the worldwide economy, as well as the economies of individual countries, individual companies and the market in general in significant and unforeseen ways. Any such impact could adversely affect a Fund’s performance, the performance of the securities in which the Fund invests, lines of credit available to the Fund and may lead to losses on our investment in the Fund.

As a result of decreases in the market value certain of the Company’s assets pledged at derivative counterparties, the company has been required to post additional collateral relating to its margin requirements. The Company experienced delays posting collateral with one counterparty and received an Event of Default notice dated March 23, 2020; however, the Company covered the margin call on March 24, 2020 and received a formal waiver on the Event of Default notice from the counterparty dated April 2, 2020. At this time, the Fund has posted all required collateral; however, the Fund’s ability to meet future margin calls may be impacted by continued unfavorable market conditions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NexPoint Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of NexPoint Capital, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 and 2018 by correspondence with the custodian and brokers; when replies have not been received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Dallas, Texas

April 14, 2020

We have served as the auditor of one or more investment companies of NexPoint Advisors, L.P. and its affiliates since 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019. Based on such evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019, due to the material weakness in its internal control over financial reporting described below.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company and provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles. The Company’s policies and procedures also provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment, management concluded that the Company did not maintain effective controls over the application of fair value accounting with respect to the validation of fair value methodologies. Specifically, the controls were not sufficiently designed to ensure the appropriateness of the fair value determinations reached for Level 3 real estate-related holdings. While this control deficiency did not result in a misstatement, it could result in a misstatement to the investment balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Remediation Plan

Management has developed a plan to remediate the material weakness described above. Management utilizes one or more independent valuation experts as part of its existing valuation process for Level 3 real estate-related holdings. Management will undertake additional review procedures by designating a member of the Valuation Committee to monitor and report to the Valuation Committee to ensure that for significant real estate-related holdings, fair values for such holdings are validated through one or more other valuation techniques that are acceptable under ASC 820.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15:	Exhibits

(a)(1)	Financial Statements

(1)	Financial Statements—Refer to Item 8 starting on page 96

(2)	Financial Statement Schedules—None

(3)	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on June 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.10	Control Agreement, dated and effective as of June 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

Number	Description

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of June 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.12	Committed Facility Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.17	Amended and Restated Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of April 2, 2018, by and between NexPoint Capital, Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on April 2, 2018)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: April 14, 2020	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Chief Accounting Officer and Principal Financial Officer

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

Signature	Title	Date

/s/ James D. Dondero James D. Dondero	President (Principal Executive Officer)	April 14, 2020

/s/ Frank Waterhouse Frank Waterhouse	Chief Financial Officer (Treasurer, Principal Accounting Officer and Principal Financial Officer)	April 14, 2020

/s/ Dr. Bob Froehlich Dr. Bob Froehlich	Director	April 14, 2020

/s/ John Honis John Honis	Director	April 14, 2020

/s/ Ethan Powell Ethan K. Powell	Director	April 14, 2020

/s/ Bryan A. Ward Bryan A. Ward	Director	April 14, 2020