Form 10-Q
period 2020-03-31
NexPoint Capital, Inc.
filed 2020-05-15
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

As of March 31, 2020, the Registrant had 10,498,325 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Unaffiliated investments, at fair value (cost of $47,702,128 and $97,920,246, respectively)	$34,202,960	$94,674,323
Affiliated investments, at fair value (cost of $7,013,512 and $5,457,776, respectively)(1)	3,850,673	5,753,369
Cash and cash equivalents	933,259	7,764,892
Due from counterparty(2)	28,920,000	21,400,000
Receivable for investments sold	149,977	—
Dividends and interest receivable	483,797	1,042,105
Receivable from Adviser(3)	182,802	50,130
Other receivables	428,031	—
Prepaid expenses	9,717	12,208

Total assets	69,161,216	130,697,027

Liabilities
Credit facilities payable(4)	937,245	33,714,864
Payable for investments purchased	4,535,445	2,533,314
Payable on total return swap	495,345	11,458
Unrealized depreciation on total return swap(2)	8,571,707	2,745,042
Common stock repurchased	—	1,102,405
Payable to Adviser(3)	520,411	570,453
Interest expense and commitment fees payable	28,250	80,207
Accrued expenses and other liabilities	400,395	378,205
Distributions payable	629,900	625,526

Total liabilities	16,118,698	41,761,474

Commitments and contingencies(5)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,498,325 and 10,425,431 shares issued and outstanding, respectively)	10,498	10,425
Paid-in capital in excess of par	94,209,558	93,412,260
Total distributable earnings (loss)	(41,177,538)	(4,487,132)

Total net assets	$53,042,518	$88,935,553

Net asset value per share of common stock	$5.05	$8.53

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of total return swaps.
(3)	See Note 4 for a discussion of related party transactions and arrangements.
(4)	See Note 7 for a discussion of credit facility.
(5)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Investment income:
Interest	$998,424	$1,494,454
Interest paid in kind	174,457	148,546
Dividend income from unaffiliated investments	311,676	254,292
Dividend income from affiliated investments(1)	221,401	46,185
Other fee income	2,976	44,930

Total investment income	1,708,934	1,988,407

Expenses:
Investment advisory fees(2)	426,735	491,029
Interest expense and commitment fees(3)	170,424	306,350
Administration fees(2)	74,616	98,791
Custodian and accounting service fees	73,256	77,484
Stock transfer fee	72,819	98,501
Audit and tax fees	69,428	58,259
Other expenses	18,350	9,464
Reports to stockholders	15,384	19,801
Legal fees	13,108	27,116
Directors’ fees(2)	4,511	4,918
Amortized offering costs	—	5,445

Total expenses	938,631	1,197,158
Expenses waived or reimbursed by the Adviser(2)	(184,447)	(38,964)

Net expenses	754,184	1,158,194

Net investment income	954,750	830,213

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	(14,468,584)	786,753
Affiliated investments(1)	(1,478,792)	—
Total return swaps(4)	(270,059)	362,481
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	(10,253,245)	3,812,618
Affiliated investments(1)	(3,458,432)	411,628
Total return swaps(4)	(5,826,665)	(192,503)

Net realized and unrealized gains (losses)	(35,755,777)	5,180,977

Net decrease in net assets resulting from operations	(34,801,027)	6,011,190

Per share information—basic and diluted per common share
Net investment income:	$0.09	$0.08
Earnings (loss) per share:	$(3.32)	$0.58
Weighted average shares outstanding:	10,478,590	10,398,413

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statement of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2018	10,322,327	$10,322	$92,602,409	$(6,301,768)	$86,310,963
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	830,213	830,213
Net realized gain (loss) on investments and securities sold short	—	—	—	786,753	786,753
Net realized gain (loss) on total return swaps(1)	—	—	—	362,481	362,481
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	4,224,246	4,224,246
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	(192,503)	(192,503)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(125,146)	(125)	(1,064,440)	—	(1,064,565)
Reinvestment of common stock	188,099	188	1,644,412	—	1,644,600
Distributions to stockholders(2)	—	—	—	(1,868,325)	(1,868,325)

Total increase (decrease) for the three months ended March 31, 2019	62,953	63	579,972	4,142,865	4,722,900

Balance at March 31, 2019	10,385,280	$10,385	$93,182,381	$(2,158,903)	$91,033,863

Distributions to shareholders per share	—	$—	$—	$0.18	$0.18

(1)	See Note 7 for a discussion on Total Return Swaps.
(2)

Per the Securities Exchange Commission release #33-10532 “Disclosure Update and Simplification”; it is no longer required to differentiate distributions from earnings as either from net investment income or net realized capital gains.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statement of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2019	10,425,431	$10,425	$93,412,260	$(4,487,132)	$88,935,553
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	954,750	954,750
Net realized gain (loss) on investments and securities sold short	—	—	—	(15,947,376)	(15,947,376)
Net realized gain (loss) on total return swaps(1)	—	—	—	(270,059)	(270,059)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	(13,711,677)	(13,711,677)
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	(5,826,665)	(5,826,665)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(49,418)	(49)	(241,109)	—	(241,158)
Reinvestment of common stock	122,312	122	1,038,407	—	1,038,529
Distributions to stockholders(2)	—	—	—	(1,889,379)	(1,889,379)

Total increase (decrease) for the three months ended March 31, 2020	72,894	73	797,298	(36,690,406)	(35,893,035)

Balance at March 31, 2020	10,498,325	$10,498	$94,209,558	$(41,177,538)	$53,042,518

Distributions to shareholders per share	—	$—	$—	$0.18	$0.18

(1)	See Note 7 for a discussion on Total Return Swaps.
(2)

Per the Securities Exchange Commission release #33-10532 “Disclosure Update and Simplification”; it is no longer required to differentiate distributions from earnings as either from net investment income or net realized capital gains.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities
Net increase (decrease) in net assets resulting from operations	$(34,801,027)	$6,011,190
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(19,454,662)	(14,574,419)
Payment-in-kind investments	(174,457)	(148,546)
Proceeds from sales and principal repayments of investment securities	52,488,741	8,522,863
Net realized (gain) loss on investments	15,947,376	(786,753)
Net change in unrealized (appreciation) depreciation on investments	13,711,677	(4,224,246)
Net change in unrealized depreciation on total return swaps	5,826,665	192,503
Amortization of premium/discount, net	(144,616)	(229,735)
Amortization of capitalized offering costs	—	5,445
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(149,977)	—
(Increase) decrease in dividends and interest receivable	558,308	(514,706)
(Increase) decrease in receivable from Adviser	(132,672)	—
(Increase) decrease in other receivables	(428,031)	—
(Increase) decrease in prepaid expenses	2,491	2,863
(Increase) decrease in due from counterparty	(7,520,000)	(1,300,000)
(Increase) decrease in receivable due on total return swap	—	76,190
Increase (decrease) in payable for investments purchased	2,002,131	1,885,275
Increase (decrease) in payable to Adviser	(50,042)	258,952
Increase (decrease) in interest expense and commitment fees payable	(51,957)	98,165
Increase (decrease) in accrued expenses and other liabilities	22,190	(2,214)
Increase (decrease) in payable on total return swap	483,887	—

Net cash flow provided by (used in) operating activities	28,136,025	(4,727,173)

Cash flows provided by financing activities
Repurchase of common stock, net of payable	(1,343,563)	(1,064,565)
Distributions paid in cash	(846,476)	(945,704)
(Decrease) in credit facilities payable	(40,000,000)	(3,693,916)
Increase in credit facilities payable	7,222,381	8,709,951

Net cash flow provided by (used in) financing activities	(34,967,658)	3,005,766

Net decrease in cash and cash equivalents	(6,831,633)	(1,721,407)
Cash and cash equivalents
Beginning of the period	7,764,892	7,112,205

End of the period	$933,259	$5,390,798

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$174,457	$148,546
Cash paid during the period for interest	$222,381	$208,185
Reinvestment of distributions paid	$1,038,529	$1,644,600
Local and excise taxes paid	$47,000	$139,446

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of March 31, 2020

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 18.7%(4)
Energy – 1.3%
Fieldwood Energy, LLC (Second Lien Term Loan)(5)	L + 725	1.00%	4/11/2023	$567,797	$554,224	$57,915
Fieldwood Energy, LLC (First Lien Term Loan)(5)	L + 525	1.00%	4/11/2022	1,800,549	1,797,393	641,446

						699,361

Healthcare – 16.0%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(6) (7)	L + 375	0.00%	2/27/2026	2,560,348	2,548,682	1,965,067
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)(5) (8) (9)	L + 400	0.00%	7/1/2026	333,333	834	(51,667)
Covenant Surgical Partners, Inc. (First Lien Term Loan)(5) (8)	L + 400	0.00%	7/1/2026	1,662,500	1,666,656	1,404,813
Envision Healthcare Corp. (First Lien Term Loan)(6)	L + 375	0.00%	10/10/2025	994,962	860,642	533,136
ExamWorks Group, Inc. (First Lien Term Loan)(5) (8)			7/27/2023	1,994,846	2,007,313	1,810,322
RadNet, Inc. (First Lien Term Loan)(5) (7)	L + 250	3.25%	6/30/2023	3,178,587	3,190,136	2,805,103

						8,466,774

Telecommunication Services – 1.4%
TerreStar Corp. (First Lien Term Loan)(10) (11)	11% PIK		2/27/2021	601,046	601,046	596,839
TerreStar Corp. (First Lien Term Loan)(10) (11)	11% PIK		2/28/2022	142,293	142,294	141,297

						738,136

Utility – 0.0%
Texas Competitive Electric Holdings Company, LLC (TXU) (First Lien Term Loan)(12)				3,500,000	79,372	1,225

Total Senior Secured Loans						9,905,496

Unsecured Loans – 3.2%
Materials – 3.2%
OmniMax International, Inc. (5) (10) (11)	14% PIK, 2% Cash		2/6/2021	4,558,900	4,395,722	1,705,029

Total Unsecured Loans						1,705,029

Asset-Backed Securities – 0.7%
Financials – 0.7%
Grayson Investor Corp. (7) (13) (14) (15)			11/1/2021	800	456,000	252,000
PAMCO CLO 1997-1A B (7) (10) (11) (13) (15) (16)				374,239	215,187	112,271

						364,271

Total Asset-Backed Securities						364,271

Corporate Bonds – 13.4%
Financials – 2.2%
Freedom Mortgage Corp. (13) (17)	8.250%		4/15/2025	1,500,000	1,500,000	1,188,705

Healthcare – 10.6%
Acadia Healthcare Co., Inc. (7) (13) (17)	5.625%		2/15/2023	1,000,000	1,016,652	948,645
Hadrian Merger Sub, Inc. (13) (17)	8.500%		5/1/2026	2,728,000	2,306,229	2,055,664
Surgery Center Holdings (7) (13) (17)	6.750%		7/1/2025	3,630,000	3,476,359	2,645,344

						5,649,653

Media/Telecommunications – 0.6%
iHeartCommunications, Inc. (17)	6.375%		5/1/2026	114,206	313,455	108,710
iHeartCommunications, Inc. (17)	8.375%		5/1/2027	214,073	584,792	187,565

						296,275

Total Corporate Bonds						7,134,633

				Shares
Common Stocks – 18.3%
Chemicals – 0.1%
MPM Holdings, Inc. (18)				8,500	17,000	42,500

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of March 31, 2020

(Unaudited)

Financials – 4.5%
American Banknote Corp. (10) (11) (18)	750,000	$2,062,500	$2,392,500

Healthcare – 0.1%
SteadyMed Ltd. (7) (10) (11) (18)	54,749	14,509	40,405

Materials – 0.0%
OmniMax International, Inc. (10) (11) (18)	6,698	663,116	201

Real Estate – 2.8%
Creative Science Properties, Inc.	100,000	1,500,000	1,500,000

Real Estate Investment Trust (REIT) – 1.0%
NexPoint Residential Trust, Inc. (7) (17) (19)	21,751	700,894	548,343

Retail – 1.5%
Tru Kids, Inc. (18)	237	1,139,661	787,127

Service – 0.1%
Western States Life Insurance (18)	237	255,681	41,428

Telecommunication Services – 8.2%
TerreStar Corp. (10) (11) (18)	14,035	1,599,990	4,342,990

Total Common Stocks			9,695,494

LLC Interests – 15.5%
Consumer Products – 3.8%
US GAMING LLC (10) (11) (18)	2,000	2,000,000	2,000,000

Real Estate – 11.2%
NexPoint Real Estate Finance, LLC (19)	315,631	6,312,618	3,045,838
SFR WLIF II, LLC (10) (11)	3,348,888	3,348,888	1,602,276
SFR WLIF III, LLC (10) (11)	1,651,112	1,651,112	1,326,437

			5,974,551

Real Estate Investment Trust (REIT) – 0.5%
NexPoint Capital REIT, LLC (10) (11) (19) (20)	100	—	256,492

Total LLC Interests			8,231,043

	Preferred Dividend Rate
Preferred Stocks – 1.7%
Real Estate Investment Trusts (REITs) – 1.7%
Braemar Hotels & Resorts, Inc. (7)	5.500%		160,233	2,483,612	889,293
RAIT Financial Trust (17) (21)	8.875%		148,057	3,051,714	—

					889,293

Total Preferred Stocks					889,293

Rights – 0.1%
Utility – 0.1%
Texas Competitive Electric Holdings Company, LLC (TXU) (18)			58,356	148,370	66,642

Total Rights					66,642

Warrants – 0.1%
Healthcare – 0.1%
Galena Biopharma, Inc. (11) (18)		1/12/2021	1,500,054	—	—
Gemphire Therapeutics, Inc. (11) (18)		3/15/2022	4,752	—	1,198
SCYNEXIS, Inc. (11) (18)		6/21/2021	195,000	—	41,481

					42,679

Materials – 0.0%
OmniMax International, Inc. (10) (11) (18)		8/6/2025	207	—	6

Media/Telecommunications – 0.0%
iHeartMedia, Inc. (18)		5/1/2039	2,875	52,987	19,047

Total Warrants					61,732

Total Investments- 71.7%				$54,715,640	$38,053,633

Cash Equivalents –1.8%(22)					$933,259
Other Assets & Liabilities, net- 26.5%					$14,055,626

Net Assets- 100.0%					$53,042,518

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of March 31, 2020

(Unaudited)

	Notional Amount(23)	Unrealized Depreciation
Total Return Swap – (16.2%)
BNP Paribas TRS Facility (Note 7)	$49,494,677	$(8,571,707)

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at March 31, 2020. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2020 was 1.45%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(6)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2020 was 0.99%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(7)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 15.7% of the Company’s total assets as of March 31, 2020.

(8)	All or a portion of this position has not settled. Full contract rates do not take effect until settlement date.
(9)

The investment has an unfunded commitment as of March 31, 2020. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. For further details see Note 8.

(10)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(11)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $14,559,422 or 27.4% of net assets were fair valued under the Company’s valuation procedures as of March 31, 2020.

(12)	The investment represents value held in escrow pending future events. No interest is being accrued.
(13)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of March 31, 2020, these securities amounted to $7,202,629, or 13.6% of net assets.

(14)	The investment is considered to be the equity tranche of the issuer.
(15)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(16)	The issuer is in default of its payment obligation, or is in danger of default.
(17)	All or part of this security is pledged as collateral for margin/facility borrowings. The market value of the securities pledged as collateral was $7,682,976.
(18)	Non-income producing security.
(19)	Represents an affiliated issuer. Assets with a total aggregate market value of $3,850,673, or 7.3% of net assets, were affiliated with the Company as of March 31, 2020 (see Note 10).
(20)

The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

(21)	The issuer has suspended the quarterly dividend for this security.
(22)	State Street U.S. Government Money Market Fund.
(23)	Notional value of the underlying securities in the Total Return Swap is calculated by multiplying par by the initial price.

Glossary

PIK	Payment-in-Kind

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through March 31, 2020, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $12.9 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2020. The interim financial data as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of March 31, 2020 and December 31, 2019, the Company had cash and cash equivalents of $933,259 and $7,764,892, respectively. As of March 31, 2020 and December 31, 2019, $805,975 and $7,745,979 was held in the State Street U.S. Government Money Market Fund, and $127,284 and $18,913 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of March 31, 2020 and December 31, 2019, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three months ended March 31, 2020 and March 31, 2019, the Company recognized $2,976 and $44,930 of fee income, respectively.

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

The Company determines the net asset value of its investment portfolio each quarter, or more frequently as needed. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the board of directors of the Company (the “Board”) or by the Adviser, pursuant to board-approved policies and procedures. In connection with that determination, the Company will provide the Board with portfolio company valuations which are based on relevant inputs, including indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

With respect to investments for which market quotations are not readily available, the Board and the Adviser undertake a multi-step valuation process, as described below:

•

The valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Adviser responsible for credit monitoring or independent third party valuation firms.

•	Preliminary valuation conclusions are then documented and discussed with a committee comprised of certain senior management employees of the Adviser (the “Valuation Committee”).

•	The Audit and Qualified Legal Compliance Committee of the Board reviews these preliminary valuations.

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

As of March 31, 2020, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$112,271
American Banknote Corp.	Common Stocks	2,392,500
OmniMax International, Inc.	Common Stocks	201
SteadyMed Ltd.	Common Stocks	40,405
TerreStar Corp.	Common Stocks	4,342,990
NexPoint Capital REIT, LLC	LLC Interests	256,492
SFR WLIF III, LLC	LLC Interests	1,326,437
SFR WLIF II, LLC	LLC Interests	1,602,276
US GAMING LLC	LLC Interests	2,000,000
TerreStar Corp.	Senior Secured Loans	596,839
TerreStar Corp.	Senior Secured Loans	141,297
OmniMax International, Inc.	Unsecured Loans	1,705,029
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	1,198
OmniMax International, Inc.	Warrant	6
SCYNEXIS, Inc.	Warrant	41,481

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

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Valuation Committee and the Board may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.

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

The Company periodically benchmarks the bid and ask prices received from the third-party pricing service and/or dealers, as applicable, and valuations received from the third-party valuation service against the actual prices at which it purchases and sells its investments. The Company believes that these prices are reliable indicators of fair value. The Valuation Committee and the Board review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

As of March 31, 2020, the Company’s investments consisted of senior secured loans, unsecured loans, bonds, asset-backed securities, mortgage-backed securities, common stocks, LLC interests, preferred stocks, a closed-end mutual fund, a total return swap (“TRS”) and rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of March 31, 2020 and December 31, 2019:

	March 31, 2020
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$699,361	$—	$699,361
Healthcare	—	8,466,774	—	8,466,774
Telecommunication Services	—	—	738,136	738,136
Utility	—	1,225	—	1,225
Unsecured Loans
Materials	—	—	1,705,029	1,705,029
Asset-Backed Securities
Financials	—	252,000	112,271	364,271
Corporate Bonds
Financials	—	1,188,705	—	1,188,705
Healthcare	—	5,649,653	—	5,649,653
Media/Telecommunications	—	296,275	—	296,275
Common Stocks
Chemicals	—	42,500	—	42,500
Financials	—	—	2,392,500	2,392,500
Healthcare	—	—	40,405	40,405
Materials	—	—	201	201
Real Estate	—	1,500,000	—	1,500,000
Real Estate Investment Trusts (REITs)	548,343	—	—	548,343
Retail	—	787,127	—	787,127
Service	—	41,428	—	41,428
Telecommunication Services	—	—	4,342,990	4,342,990
LLC Interests
Consumer Products	—	—	2,000,000	2,000,000
Real Estate	—	3,045,838	2,928,713	5,974,551
Real Estate Investment Trusts (REITs)	—	—	256,492	256,492
Preferred Stocks	889,293	—	—	889,293
Rights	—	66,642	—	66,642
Warrants
Healthcare	—	42,679	—	42,679
Materials	—	—	6	6
Media/Telecommunications	—	19,047	—	19,047

Total Assets	$1,437,636	$22,099,254	$14,516,743	$38,053,633

Liabilities
Derivatives
Total Return Swap Contracts	$—	$—	$(8,571,707)	$(8,571,707)

Total Liabilities	$—	$—	$(8,571,707)	$(8,571,707)

Total Investments net of Securities Sold Short	$1,437,636	$22,099,254	$5,945,036	$29,481,926

	December 31, 2019
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$1,841,046	$—	$1,841,046
Healthcare	—	5,111,353	—	5,111,353
Media/Telecommunications	—	336,802	—	336,802
Telecommunication Services	—	—	721,602	721,602
Utility	—	1,925	—	1,925
Unsecured Loans
Materials	—	—	3,713,191	3,713,191
Asset-Backed Securities
Financials	—	603,891	139,629	743,520
Mortgage-Backed Securities	—	3,994,444	—	3,994,444
Closed-End Mutual Funds	2,136,410	—	—	2,136,410
Corporate Bonds
Financials	—	1,474,200	—	1,474,200
Healthcare	—	38,987,225	—	38,987,225
Media/Telecommunications	—	361,074	—	361,074
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	4,904,650	—	—	4,904,650
Financials	—	—	2,467,500	2,467,500
Healthcare	214,740	—	40,405	255,145
Materials	—	—	20,898	20,898
Media/Telecommunications	1,715,375	—	—	1,715,375
Real Estate Investment Trusts (REITs)	6,125,046	—	—	6,125,046
Retail	—	1,124,467	—	1,124,467
Service	—	59,183	—	59,183
Telecommunication Services	—	—	3,890,081	3,890,081
Utility	2,413,950	—	—	2,413,950
LLC Interests
Consumer Products	—	—	2,000,000	2,000,000
Real Estate	—	—	4,932,657	4,932,657
Real Estate Investment Trusts (REITs)	—	—	2,425,989	2,425,989
Preferred Stocks
Financials	—	2,084,000	—	2,084,000
Real Estate	—	1,500,000	—	1,500,000
Real Estate Investment Trusts (REITs)	4,903,235	4,235	—	4,907,470
Rights	—	61,391	—	61,391
Warrants
Healthcare	—	29,837	—	29,837
Materials	—	—	647	647
Media/Telecommunications	—	44,114	—	44,114

Total Assets	$22,413,406	$57,661,687	$20,352,599	$100,427,692

Liabilities
Warrants	$—	$—	$—	$—
Derivatives
Total Return Swap Contracts	$—	$—	$(2,745,042)	$(2,745,042)

Total Liabilities	$—	$—	$(2,745,042)	$(2,745,042)

Total Investments net of Securities Sold Short	$22,413,406	$57,661,687	$17,607,557	$97,682,650

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2020.

Investments:	Balance as of December 31, 2019	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of March 31, 2020	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$721,602	$—	$—	$—	$—	$(3,758)	$20,292	$—	$738,136	$(3,758)
Unsecured Loans
Materials	3,713,191	—	—	45,977	—	(2,208,304)	154,165	—	1,705,029	(2,208,304)
Asset-Backed Securities
Financials	139,629	—	—	—	—	(27,358)	—	—	112,271	(27,358)
Common Stocks
Financials	2,467,500	—	—	—	—	(75,000)	—	—	2,392,500	(75,000)
Healthcare	40,405	—	—	—	—	—	—	—	40,405	—
Materials	20,898	—	—	—	—	(20,697)	—	—	201	(20,697)
Telecommunication Services	3,890,081	—	—	—	—	452,909	—	—	4,342,990	452,909
LLC Interests
Consumer Products	2,000,000	—	—	—	—	—	—	—	2,000,000	—
Real Estate	4,932,657	—	—	—	—	(2,003,944)	—	—	2,928,713	(2,003,944)
Real Estate Investment Trusts (REITs)	2,425,989	—	—	—	—	20,064	—	(2,189,561)	256,492	20,064
Warrants
Materials	647	—	—	—	—	(641)	—	—	6	(641)

Total	$20,352,599	$—	$—	$45,977	$—	$(3,866,729)	$174,457	$(2,189,561)	$14,516,743	$(3,866,729)

Liabilities
Total Return Swaps(1)	$(2,745,042)	$—	$—	$—	$—	$(5,826,665)	$—	$—	$(8,571,707)	$(5,826,665)

(1)

During the three months ended March 31, 2020, the Company recognized a net realized loss on the TRS amounting to $270,059. The Company received $258,781 in cash payments from the TRS during the period and paid $44,953, with a decrease of $11,458 in payable from, and decrease of $495,345 in payable to BNP Paribas for the three months ended March 31, 2020.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2019.

Investments:	Balance as of December 31, 2018	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of March 31, 2019	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$522,845	$—	$—	$—	$—	$(14)	$14,199	$—	$537,030	$(14)
Unsecured Loans
Materials	3,838,472	—	—	42,031	—	(42,032)	134,347	—	3,972,818	(42,032)
Asset-Backed Securities
Financials	144,044	—	—	—	—	6,737	—	—	150,781	6,737
Common Stocks
Healthcare	14,509	—	—	—	—	(1)	—	—	14,508	(1)
Materials	1,303,257	—	—	—	—	(484,945)	—	—	818,312	(484,945)
Media/Telecommunications	1,055,803	—	—	—	—	206,571	—	—	1,262,374	206,571
Telecommunication Services	3,913,800	—	—	—	—	94,877	—	—	4,008,677	94,877
Preferred Stocks
Real Estate Investment Trusts (REITs)	—	—	—	—	—	6,560	2,189,561	—	2,196,121	6,560
Warrants
Materials	40,340	—	—	—	—	(15,011)	—	—	25,329	(15,011)

Total	$10,833,070	$—	$—	$42,031	$—	$(227,258)	$2,338,107	$—	$12,985,950	$(227,258)

Liabilities
Total Return Swaps(1)	$(2,547,492)	$—	$—	$—	$—	$(192,503)	$—	$—	$(2,739,995)	$(192,503)

(1)

During the three months ended March 31, 2019, the Company recognized a net realized loss on the TRS amounting to $362,481. The Company received $448,827 in cash payments from the TRS during the period and paid $10,156, with a decrease of $76,190 in receivable from BNP Paribas for the three months ended March 31, 2019.

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the three months ended March 31, 2020, there was no transfer from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the three months ended March 31, 2019, there was no transfer from Level 2 to Level 3.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of March 31, 2020 and December 31, 2019:

Investment	Fair value at March 31, 2020	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$5,185,205	Discounted Cash Flow Net Asset Value Cost Basis	Discount Rate N/A N/A	2.47% - 8.93% N/A N/A
Common Stock	6,776,096	Discounted Cash Flow Multiples Analysis Transaction Analysis Transaction Indication of Value Implied Value Black-Scholes Model

Discount Rate

Multiple of EBITDA

Unadjusted Price/MHz-PoP

Risk Discount

Liquidity Discount

Multiple of EBITDA

Enterprise Value ($mm)

Transaction Price Per Share

Cash Payment Value

Probability Assessment

Volatility Assumption

				14.0% - 20.5% 5.75x - 7.50x $0.12 - $0.95 31.9% - 29.4% 25% 7.75x - 8.25x $761.0 - $771.0 $2.75 $4.46 20% 30% - 40%
Senior Secured Loans	738,136	Discounted Cash Flow	Discount Rate Spread Adjustment	11.35% 0.35%
Unsecured Loans	1,705,029	Black-Scholes Model	Volatility Assumption	30% - 40%
Asset-Backed Securities	112,271	Discounted Cash Flow	Discount Rate	21.00%
Warrants	6	Discounted Cash Flow Multiples Analysis Transaction Analysis Black-Scholes Model	Discount Rate Multiple of EBITDA Multiple of EBITDA Volatility Assumption	20.5% 5.75x - 7.50x 7.75x - 8.25x 30% - 40%

Total	$14,516,743

Total Return Swaps	$(8,571,707)	Third Party Pricing Vendor	N/A	N/A

Investment	Fair value at December 31, 2019	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$9,358,646	Discounted Cash Flow Net Asset Value Cost Basis	Discount Rate N/A N/A	2.59% - 12.5% N/A N/A
Common Stock	6,418,884	Discounted Cash Flow Multiples Analysis Transaction Analysis Transaction Indication of Value Black-Scholes Model Implied Value

Discount Rate

Multiple of EBITDA

Unadjusted Price/MHz-PoP

Risk Discount

Liquidity Discount

Multiple of EBITDA

Enterprise Value ($mm)

Transaction Price Per Share

Volatility Assumption

Cash Payment Value

Probability Assessment

				16.0% - 20.0% 6.00x - 8.75x $0.12 - $0.95 55.2% - 59.8% 25% 8.25x - 8.75x $365.0 - $771.0 $2.75 30% - 40% $4.46 20%
Senior Secured Loans	721,602	Discounted Cash Flow	Discount Rate Spread Adjustment	11.10% 0.10%
Unsecured Loans	3,713,191	Black-Scholes Model	Volatility Assumption	30% - 40%
Asset-Backed Securities	139,629	Discounted Cash Flow	Discount Rate	21.00%
Warrants	647	Discounted Cash Flow Multiples Analysis Transaction Analysis Black-Scholes Model	Discount Rate Multiple of EBITDA Multiple of EBITDA Volatility Assumption	20.0% 7.0x - 8.75x 8.25x - 8.75x 30 - 40%

Total	$20,352,599

Total Return Swaps	$(2,745,042)	Third Party Pricing Vendor	N/A	N/A

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the three months ended March 31, 2020 and March 31, 2019, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the three months ended March 31, 2020 and March 31, 2019. Selling commissions and fees of $0 and $0 were paid for the three months ended March 31, 2020 and March 31, 2019, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the three months ended March 31,
	2020	2019
Net increase (decrease) in net assets from operations	$(34,801,027)	$6,011,190
Weighted average common shares outstanding	10,478,590	10,398,413
Earnings (loss) per common share-basic and diluted	$(3.32)	$0.59

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

Recent Accounting Pronouncements

In March 2017, the FASB issued Accounting Standards Update 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this update shorten the amortization period for certain callable debt securities held at premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For the company, this update is effective for fiscal years beginning on January 1, 2020. There is no material impact to the financial statements.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at March 31, 2020:

	Fair value	Percentage
Assets
Healthcare	$14,199,511	37.3%
Real Estate	7,474,551	19.6%
Telecommunication Services	5,081,126	13.4%
Financials	3,945,476	10.4%
Consumer Products	2,000,000	5.3%
Materials	1,705,236	4.5%
Real Estate Investment Trusts (REITs)	1,694,128	4.4%
Retail	787,127	2.1%
Energy	699,361	1.8%
Media/Telecommunications	315,322	0.8%
Utility	67,867	0.2%
Chemicals	42,500	0.1%
Service	41,428	0.1%

Total Assets	$38,053,633	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2019:

	Fair value	Percentage
Assets
Healthcare	$44,383,560	44.2%
Real Estate Investment Trusts (REITs)	13,458,505	13.4%
Financials	12,900,074	12.9%
Energy	6,745,696	6.7%
Real Estate	6,432,657	6.4%
Telecommunication Services	4,611,683	4.6%
Materials	3,734,736	3.7%
Utility	2,477,266	2.5%
Media/Telecommunications	2,457,365	2.4%
Consumer Products	2,000,000	2.0%
Retail	1,124,467	1.1%
Service	59,183	0.1%
Chemicals	42,500	0.0%

Total Assets	$100,427,692	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of March 31, 2020:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$12,814,996	$9,846,356	25.9%
Senior Secured Loans - Second Lien	554,224	57,915	0.2%
Senior Secured Lien: Escrow Loan	79,372	1,225	0.0%
Unsecured Loans	4,395,722	1,705,029	4.4%
Asset-Backed Securities	671,187	364,271	1.0%
Corporate Bonds	9,197,487	7,134,633	18.7%
Common Stocks	7,953,351	9,695,494	25.5%
LLC Interests	13,312,618	8,231,043	21.6%
Preferred Stocks	5,535,326	889,293	2.3%
Rights	148,370	66,642	0.2%
Warrants	52,987	61,732	0.2%

Total Assets	$54,715,640	$38,053,633	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2019:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans – First Lien	$8,473,042	$7,683,965	7.7%
Senior Secured Loans – Second Lien	553,265	326,838	0.3%
Senior Secured Loans – Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	3.7%
Asset-Backed Securities	896,536	743,520	0.7%
Mortgage-Backed Securities	3,996,530	3,994,444	4.0%
Closed-End Mutual Funds	2,419,467	2,136,410	2.1%
Corporate Bonds	42,275,712	40,822,499	40.6%
Common Stocks	20,812,044	23,018,795	22.9%
LLC Interests	9,189,561	9,358,646	9.3%
Preferred Stocks	10,285,555	8,491,470	8.5%
Rights	148,370	61,391	0.1%
Warrants	52,988	74,598	0.1%

Total Assets	$103,378,022	$100,427,692	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of March 31, 2020 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $49,494,677 and $40,643,088, respectively, as of March 31, 2020.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$54,052,531	$43,358,280	55.0%
Senior Secured Loans - Second Lien	8,811,366	7,189,079	9.1%
Senior Secured Loans - Escrow Loan	79,372	1,225	0.0%
Unsecured Loans	4,395,722	1,705,029	2.2%
Asset-Backed Securities	671,187	364,271	0.5%
Corporate Bonds	9,197,487	7,134,633	9.1%
Common Stocks	7,953,351	9,695,494	12.3%
LLC Interests	13,312,618	8,231,043	10.5%
Preferred Stocks	5,535,326	889,293	1.1%
Rights	148,370	66,642	0.1%
Warrants	52,987	61,732	0.1%

Total Assets	$104,210,317	$78,696,721	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets as of December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7. The investments underlying the TRS had a notional amount and market value of $50,904,830 and $47,899,681, respectively, as of December 31, 2019.

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$51,120,740	$47,656,091	32.1%
Senior Secured Loans - Second Lien	8,810,397	8,254,393	5.6%
Senior Secured Loans - Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	2.5%
Asset-Backed Securities	896,536	743,520	0.5%
Mortgage-Backed Securities	3,996,530	3,994,444	2.7%
Closed-End Mutual Funds	2,419,467	2,136,410	1.4%
Corporate Bonds	42,275,712	40,822,499	27.6%
Common Stocks	20,812,044	23,018,795	15.5%
LLC Interests	9,189,561	9,358,646	6.3%
Preferred Stocks	10,285,555	8,491,470	5.7%
Rights	148,370	61,391	0.0%
Warrants	52,988	74,598	0.1%

Total Assets	$154,282,852	$148,327,373	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at March 31, 2020:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$364,271	1.0%
Luxembourg(1)	1,965,067	5.2%
United States	35,724,295	93.8%

Total Assets	$38,053,633	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2019:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$743,520	0.7%
Luxembourg(1)	2,583,933	2.6%
United States	97,100,239	96.7%

Total Assets	$100,427,692	100.0%

(1)	Investment denominated in USD.

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

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred investment advisory fees payable to the Adviser of $426,735 and $491,029, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of March 31, 2020.

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

For the three months ended March 31, 2020 and March 31, 2019, the Company incurred administration fees payable to the Adviser of $74,616 and $98,791, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to advisory and administrator fees are shown below.

Period ended	Advisory fees waived and subject to recoupment(1)	Administration fees waived and subject to recoupment(1)	Recoupment eligibility expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	Expired
December 31, 2016	366,861	73,372	Expired
September 30, 2016	343,320	68,664	Expired
June 30, 2016	74,421	14,884	Expired

Total	$2,284,508	$458,275

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

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three months ended March 31, 2020 and March 31, 2019, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three months ended March 31, 2020 and March 31, 2019, the Adviser incurred and paid offering costs of $0 and $0, respectively, on our behalf. For the three months ended March 31, 2020 and March 31, 2019, the Company capitalized $0 and $0 of offering costs, respectively. Of this amount, $0 and $5,445 were amortized to expense during the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020 and March 31, 2019, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2020, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

Fees Paid to Officers and Directors

Each director receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Funds Complex based on relative net assets. Directors are reimbursed for actual out-of-pocket expenses relating to attendance at meetings, however, the Chairman of the Board and the Chairman of the Audit and Qualified Legal Committee each receive an additional payment of $10,000 payable in quarterly installments and allocated among each portfolio in the Funds Complex based on relative net assets. The Directors do not receive any separate compensation in connection with service on Committees or for attending Board or Committee Meetings. They do not have any pension or retirement plan. The “Funds Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employees of an affiliate of the Adviser. Effective January 28, 2020, Mr. Honis is treated as an “interested person” of the Company (as defined in the 1940 Act) in light of certain relationships between Mr. Honis and certain affiliates of the Adviser, including HCMLP, arising out of HCMLP’s pending Chapter 11 proceedings.”

For the three months ended March 31, 2020 and March 31, 2019, the Company recorded an expense relating to director fees of $4,511 and $4,918, respectively, which represents the allocation of the director fees to the Company. As of March 31, 2020, there was no expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of March 31, 2020 is $940,867. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of March 31, 2020, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
March 31, 2020	$257,226	$72,779	$184,447	$184,447	March 31, 2023

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/(recouped) amount	Recoupment eligibility expiration
December 31, 2017	$1,304,585	$975,289	$329,296	$(122,135)	December 31, 2020
September 30, 2017	983,110	531,679	451,431	252,953	September 30, 2020
June 30, 2017	631,906	433,428	198,478	50,913	June 30, 2020
March 31, 2017	329,791	182,226	147,565	—	Expired

During the three months ended March 31, 2020, $147,565 of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the three months ended March 31, 2020 and March 31, 2019, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of March 31, 2020 would have been lower by approximately this amount. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of March 31, 2020 and December 31, 2019, $182,802 and $50,130 were owed from the Adviser to the Company, respectively.

As of March 31, 2020 and December 31, 2019, the Company owed $520,411 and $570,453, respectively, to the Adviser, largely related to advisory fees, administration fees, and the expense limitation agreement.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the three months ended March 31, 2020 and March 31, 2019, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

Note 6 — Share Repurchase Program

On a quarterly basis, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of directors who are not “interested persons” of the Company (as defined in the 1940 Act) such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. In months in which the Company repurchases shares of common stock, it will conduct repurchases on the same date that it holds its first weekly closing for the sale of shares of common stock in its public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

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

The Company conducted its quarterly tender offer from February 24, 2020, until expiration of March 23, 2020 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 49,472 shares of the Company were tendered for repurchase, constituting approximately 0.47% of the Company’s outstanding shares.

For the three months ended March 31, 2020, the Company repurchased 0 shares as part of its death and disability repurchase program.

Note 7 — Credit Facility and Leverage Facilities

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days notice. At March 31, 2020, current outstanding and fair value amounts were $937,245 and $979,224, respectively. At December 31, 2019, current outstanding and fair value amounts were $33,714,864 and $33,975,517, respectively.

For the three months ended March 31, 2020 and March 31, 2019, the components of total interest expense were as follows:

	Three Months ended
	March 2020	March 2019
Direct interest expense	$170,628	$306,350
Commitment fees	(204)	—
Amortization of financing costs	—	—

Total interest expense	$170,424	$306,350

Average daily amount outstanding	26,008,690	33,569,198
Weighted average interest rate	2.59%	3.67%

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

Period ended	Total amount outstanding	% of asset coverage
March 31, 2020	$21,511,922	347%
December 31, 2019	63,219,694	241%

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

The following is a summary of the underlying loans subject to the TRS as of March 31, 2020:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,220,000	$(633,750)
Air Medical Group Holdings (First Lien Term Loan)	Aerospace	L + 425	1.00%	3/14/2025	4,882,550	4,188,032	(694,518)
ASP AMC Merger Sub, Inc. (First Lien Term Loan)	Financial	L + 350	1.00%	4/21/2024	1,817,554	1,404,204	(413,350)
VVC Holding Corp. (First Lien Term Loan)	Healthcare	L + 450	0.00%	2/11/2026	5,890,649	5,533,454	(357,195)
BioClinica, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	10/20/2023	1,869,310	1,655,118	(214,192)
Envision Healthcare Corp. (First Lien Term Loan)	Healthcare	L + 375	0.00%	10/10/2025	4,659,766	3,258,750	(1,401,016)
ExamWorks Group, Inc. (First Lien Term Loan)	Healthcare	L + 375	1.00%	7/27/2023	2,020,000	1,740,000	(280,000)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,725	3,527,831	(208,894)
BW NHHC Holdco, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,525,868	2,911,111	(1,614,757)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,443,577	1,830,395	(613,182)

Radnet Management Inc. (First Lien Term Loan)	Healthcare	L + 350	1.00%	7/1/2023	1,963,033	1,695,125	(267,908)
Sound Inpatient Physicians (First Lien Term Loan)	Healthcare	L + 675	0.00%	6/28/2026	1,575,000	1,322,222	(252,778)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	4/21/2025	1,666,667	1,383,333	(283,334)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	4/30/2025	4,782,423	3,574,363	(1,208,060)
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/29/2024	4,807,805	4,399,150	(408,655)

				Total			$(8,851,589)

				Accrued income and liabilities			279,882

				Total TRS Fair Value			$(8,571,707)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2019:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,640,000	$(213,750)
Air Medical Group Holdings (First Lien Term Loan)	Aerospace	L + 425	1.00%	3/14/2025	3,917,518	3,791,960	(125,558)
ASP AMC Merger Sub, Inc. (First Lien Term Loan)	Financial	L + 350	1.00%	4/21/2024	1,822,226	1,730,025	(92,201)
VVC Holding Corp. (First Lien Term Loan)	Healthcare	L + 450	0.00%	2/11/2026	5,905,504	5,964,975	59,471
BioClinica, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	10/20/2023	1,874,140	1,893,662	19,522
Employbridge, LLC (First Lien Term Loan)	Service	L + 450	1.00%	4/18/2025	767,142	751,799	(15,343)
Endo Luxembourg Finance Company I S.a r.l. (First Lien Term Loan)	Healthcare	L + 425	0.75%	4/27/2024	3,959,091	3,762,121	(196,970)
Envision Healthcare Corp. (First Lien Term Loan)	Healthcare	L + 375	0.00%	10/10/2025	4,671,563	4,207,500	(464,063)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,715	3,704,222	(32,493)
BW NHHC Holdco, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,537,384	3,420,139	(1,117,245)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,449,958	2,300,085	(149,873)
Radnet Management Inc. (First Lien Term Loan)		L + 350	1.00%	7/1/2023	1,492,721	1,485,331	(7,390)
Sound Inpatient Physicians (First Lien Term Loan)	Healthcare	L + 675	0.00%	6/28/2026	1,575,000	1,567,222	(7,778)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	4/21/2025	1,666,667	1,583,333	(83,334)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	4/30/2025	4,794,592	4,295,155	(499,437)
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/29/2024	4,880,859	4,802,152	(78,707)

				Total			$(3,005,149)

				Accrued income and liabilities			260,107

				Total TRS Fair Value			$(2,745,042)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

As of March 31, 2020 and December 31, 2019, the Company had posted $28,920,000 and $21,400,000, respectively, of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the three months ended March 31, 2020, the Company recognized a net realized loss on the TRS amounting to $270,059. The Company received $258,781 in cash payments from the TRS during the period and paid $44,953, with a decrease of $11,458 in payable from, and a decrease of $495,345 in payable to BNP Paribas for the quarter ended March 31, 2020. The notional value of the derivative instruments outstanding as of March 31, 2020 and the unrealized appreciation (depreciation) on derivative instruments during the three months ended serve as indicators of the volume of derivative activity for the Company.

As a result of decreases in the market value certain of the Company’s assets pledged at derivative counterparties, the company was required to post additional collateral relating to its margin requirements. The Company experienced delays posting collateral with one counterparty and received an Event of Default notice dated March 23, 2020; however, the Company covered the margin call on March 24, 2020 and received a formal waiver on the Event of Default notice from the counterparty dated April 2, 2020.

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

Our Adviser, NexPoint Advisors, has been historically affiliated through common control with Highland Capital Management, L.P. (“HCMLP”), an SEC-registered investment adviser. On October 16, 2019, HCMLP filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware. The case was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas. On January 9, 2020, the bankruptcy court approved a change of control of HCMLP, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, HCMLP’s general partner. Mr. Dondero remains an employee of HCMLP and as portfolio manager for all funds and vehicles for which he currently holds such titles. Nevertheless, given Mr. Dondero’s historic role with HCMLP and his continued ownership interest and roles with respect to the Highland platform as a whole, as well as the shared services agreements between HCMLP and our Adviser, we still treat HCMLP and its affiliates as our affiliates for purposes hereof.

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

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2020.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2020, the Company had one unfunded debt commitment with an aggregate unfunded commitment of $333,333. For additional details regarding the Company’s unfunded debt investments, see the Company’s Schedule of Investments as of March 31, 2020.

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

Pandemics and Associated Economic Disruption Risk

An outbreak of respiratory disease caused by a novel coronavirus was first detected in China in December 2019 and subsequently spread internationally. This coronavirus has resulted in the closing of borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general anxiety and economic uncertainty. The impact of this coronavirus may be short term or may last for an extended period of time and result in a substantial economic downturn. Health crises caused by outbreaks of disease, such as the coronavirus, may exacerbate other pre-existing political, social and economic risks. This outbreak, and other epidemics and pandemics that may arise in the future, could negatively affect the global economy, as well as the economies of individual countries, individual companies and the market in general in significant and unforeseen ways. For example, a widespread health crisis such as a global pandemic could cause substantial market volatility, exchange trading suspensions and closures, impact the Company’s ability to complete tender offer requests, and affect Company performance. Any such impact could adversely affect the Company’s performance, the performance of the issuers in which the Company invests, lines of credit available to the Company and may lead to losses on your investment in the Company. In addition, the increasing interconnectedness of markets around the world may result in many markets being affected by events or conditions in a single country or region or events affecting a single or small number of issuers.

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

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of March 31, 2020:

Affiliated investments	Shares at December 31, 2019	Fair value as of December 31, 2019	Purchases	Sales	Realized gains (losses)	Change in unrealized gains (losses)	Fair value as of March 31, 2020	Shares at March 31, 2020	Affiliated Dividend income
NexPoint Strategies Opportunities Fund	120,633	$2,136,410	$—	$(976,094)	$(1,443,373)	$283,057	$—	—	$54,253

NexPoint Residential Trust, Inc.	26,466	1,190,970	8,271	(120,706)	(35,419)	(494,773)	548,343	21,751	8,334

NexPoint Capital REIT, LLC(1)	100	2,425,989	—	(2,189,561)	—	20,064	256,492	100	124,322

NexPoint Real Estate Finance	—	—	6,312,618	—	—	(3,266,780)	3,045,838	315,631	34,492

Total affiliated investments	147,199	$5,753,369	$6,320,889	$(3,286,361)	$(1,478,792)	$(3,458,432)	$3,850,673	337,482	$221,401

(1)

The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the Portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the three months ended March 31, 2020 and March 31, 2019 is as follows:

	For the Three Months Ended March 31, 2020 (Unaudited)	For the Three Months Ended March 31, 2019 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$8.53	$8.36
Income from investment operations:
Net investment income(1)	0.09	0.08
Net realized and unrealized gain (loss)	(3.39)	0.50

Total from investment operations	(3.30)	0.58

Less distribution declared to common shareholders:
From net investment income	(0.18)	(0.18)
From net realized gains	—	—

Total distributions declared to common shareholders	(0.18)	(0.18)

Capital share transactions
Issuance of common stock(2)	0.00	0.00
Shares tendered(1)	0.00 (3)	0.00 (3)
Net asset value, end of period	$5.05	$8.77
Net asset value total return(4)(5)	(39.24)%	7.05%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$53,043	$91,034
Shares outstanding, end of period	10,498,325	10,385,280
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(6)	4.98%	5.31%
Fees and expenses waived or reimbursed(6)	(0.98)%	(0.17)%
Net operating expenses(6)	4.00%	5.14%
Net investment income (loss) before fees waived or reimbursed(6)	4.09%	3.51%
Net investment income (loss) after fees waived or reimbursed(6)	5.06%	3.68%
Ratio of interest and credit facility expenses to average net assets(6)	0.90%	1.36%
Portfolio turnover rate(5)	24%	8%
Asset coverage ratio	347%	221%
Weighted average commission rate paid(7)	$0.0337	$0.0400

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

Our investment objective is to generate high current income and long-term capital appreciation. We seek to achieve our objective by using the experience of the healthcare, credit and structured products teams of the Adviser and its affiliates to source, evaluate and structure investments, identify attractive investment opportunities that are primarily debt investments that generate high income without creating undue risk for the portfolio, make equity investments where we believe there will be attractive risk-adjusted returns that compensate for the lack of current income, and make investments in debt and equity tranches of collateralized loan obligations, or CLOs, that deliver income and high relative value. We will focus on companies that are stable, have positive cash flow and the ability to grow their business model.

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

We will leverage the expertise of our Adviser with regard to distressed investing and restructuring to make opportunistic investments in distressed companies. We will utilize the Adviser’s credit underwriting capability to identify the types of companies we believe will provide high current income and/or long-term capital appreciation. In addition to the investments in the healthcare industry, we may invest a portion of our capital in other opportunistic investments in which the Adviser has expertise and where we believe an opportunity exists to achieve above average risk adjusted yields and returns. These types of opportunities may include: (1) direct lending or origination investments, (2) investments in stressed or distressed situations, (3) structured product investments, (4) equity investments and (5) other investment opportunities not typically available in other BDCs. Opportunistic investments may range from broadly syndicated deals to direct lending deals in both private and public companies and may include foreign investments. We believe this is the best approach to achieving our dual mandate of attempting to generate a high yield while also attempting to produce capital appreciation.

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

We, HCMLP and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and certain other accounts managed by the Adviser or its affiliates, subject to certain conditions.

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of March 31, 2020 the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $12.9 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of this and all future offerings of common shares and other securities, and other incurrence of debt;

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	administration fees payable to the Adviser under the Administration Agreement;

•	transfer agent and custody fees and expenses;

•	the actual costs incurred by the Adviser as our administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	listing fees;

•	taxes;

•	director fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	fees and expenses associated with marketing efforts, including deal sourcing fees and marketing to financial sponsors;

•	dues, fees and charges of any trade association of which we are a member; and

•	all other expenses reasonably incurred by us or the Adviser in connection with administering our business.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of March 31, 2020 are $940,867. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2020 quarterly fee waivers and expense reimbursements due from the Adviser as of March 31, 2020, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
March 31, 2020	$257,226	72,779	184,447	184,447	March 31, 2023

The following table reflects the 2019 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, which are subject to recoupment by the Adviser.

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

During the three months ended March 31, 2020, $147,565 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2021 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three months ended March 31, 2020 and March 31, 2019:

During the three months ended March 31, 2020, we made long investments in portfolio companies and other investments totaling $19,454,662. During the same period, we generated proceeds from sales and principal repayments on long investments of $52,488,741. As of March 31, 2020, our investment portfolio, with a total fair value of $38.0 million, consisted of 42 interests in portfolio companies (calculated as a percentage of total invested assets: 25.9% in first lien senior secured loans, 0.2% in second lien senior secured loans, 4.5% in unsecured loans, 0.0% in escrow loans, 18.7% in corporate bonds, 1.0% in asset-backed securities, 0.0% in closed-end mutual funds, 0.2% in warrants, 25.5% in common stock, 2.3% in preferred stock, 0.0% in mortgage-backed-securities, 21.6% in LLC interests, and 0.2% in rights). As of March 31, 2020, including investments underlying the TRS with BNP Paribas on a look-through basis, the investments in our portfolio carry a weighted average price of 98.36% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 6.24% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

During the three months ended March 30, 2019, we made long investments in portfolio companies and other investments totaling $14,574,419. During the same period, we generated proceeds from sales and principal repayments on long investments of $8,522,863. As of March 31, 2019, our investment portfolio, with a total fair value of $107.7 million, consisted of 47 interests in portfolio companies (calculated as a percentage of total invested assets: 10.8% in first lien senior secured loans, 4.6% in second lien senior secured loans, 3.7% in unsecured loans, 0.0% in escrow loans, 46.7% in corporate bonds, 1.0% in asset-backed securities, 1.4% in closed-end mutual funds, 0.1% in warrants, 20.9% in common stock, 7.2% in preferred stock, 3.7% in mortgage-backed-securities, and 0.1% in rights). As of March 31, 2019, including investments underlying the TRS with BNP Paribas on a look-through basis, the investments in our portfolio carry a weighted average price of 94.88% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 7.06% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and nine months ended March 31, 2020 and March 31, 2019:

Net Investment Activity	For the Three Months Ended March 31, 2020
Purchases	$19,454,662
Payment-in-kind	174,457
Sales and Principal Repayments	(52,488,741)

Net Portfolio Activity	$(32,859,622)

Net Investment Activity	For the Three Months Ended March 31, 2019
Purchases	$14,574,419
Payment-in-kind	148,546
Sales and Principal Repayments	(8,522,863)

Net Portfolio Activity	$6,200,102

	For the Three Months Ended March 31, 2020
New Investment Activity by Asset Class	Purchases	Percentage
Senior Secured Loans—First Lien	$5,237,627	26.9%
Mortgage-Backed-Securities	—	0.0%
Corporate Bonds	4,842,635	24.9%
Preferred Stocks	—	0.0%
LLC Interests	6,312,618	32.4%
Warrants	—	0.0%
Equities	3,061,782	15.8%
Closed-End Mutual Funds	—	0.0%

Total Investment Activity	$19,454,662	100%

	For the Three Months Ended March 31, 2019
New Investment Activity by Asset Class	Purchases	Percentage
Senior Secured Loans—First Lien	$1,885,275	13.0%
Senior Secure Loans—Second Lien	—	0.0%
Mortgage-Backed-Securities	4,000,000	27.4%
Corporate Bonds	6,492,500	44.6%
Preferred Stocks	2,189,561	15.0%
Equities	7,083	0.0%
Closed-End Mutual Funds	—	0.0%

Total Investment Activity	$14,574,419	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2020 and December 31, 2019:

March 31,2020
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$12,814,996	$9,846,356	25.8%
Senior Secured Loans — Second Lien	554,224	57,915	0.2%
Senior Secured Loans — Escrow Loan	79,372	1,225	0.0%
Unsecured Loans	4,395,722	1,705,029	4.5%
Asset-Backed Securities	671,187	364,271	1.0%
Mortgage-Backed-Securities	—	—	0.0%
LLC Interests	13,312,618	8,231,043	21.6%
Closed-End Mutual Funds	—	—	0.0%
Corporate Bonds	9,197,487	7,134,633	18.7%
Common Stocks	7,953,351	9,695,494	25.5%
Preferred Stock	5,535,326	889,293	2.3%
Warrants	52,987	61,732	0.2%
Rights	148,370	66,642	0.2%

Total Invested Assets	$54,715,640	$38,053,633	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

(1)	December 31, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$8,473,042	$7,683,965	7.7%
Senior Secured Loans — Second Lien	553,265	326,838	0.3%
Senior Secured Loans — Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	3.7%
Asset-Backed Securities	896,536	743,520	0.7%
Mortgage-Backed Securities	3,996,530	3,994,444	4.0%
LLC Interest	9,189,561	9,358,646	9.3%
Closed-End Mutual Funds	2,419,467	2,136,410	2.1%
Corporate Bonds	42,275,712	40,822,499	40.6%
Common Stocks	20,812,044	23,018,795	22.9%
Preferred Stocks	10,285,555	8,491,470	8.5%
Warrants	52,988	74,598	0.1%
Rights	148,370	61,391	0.1%

Total Investments	$103,378,022	$100,427,692	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of March 31, 2020 and December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. The investments underlying the TRS had a notional amount of $49,494,677 and a market value of $40,643,088 as of March 31, 2020, and a notional amount of $50,904,830 and a market value of $47,899,681 as of December 31, 2019.

March 31 , 2020
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$54,052,531	$43,358,280	55.0%
Senior Secured Loans — Second Lien	8,811,366	7,189,079	9.1%
Senior Secured Loans — Escrow Loan	79,372	1,225	0.0%
Unsecured Loans	4,395,722	1,705,029	2.2%
Asset-Backed Securities	671,187	364,271	0.5%
Mortgage-Backed-Securities	—	—	0.0%
LLC Interests	13,312,618	8,231,043	10.5%
Closed-End Mutual Funds	—	—	0.0%
Corporate Bonds	9,197,487	7,134,633	9.1%
Common Stocks	7,953,351	9,695,494	12.3%
Preferred Stock	5,535,326	889,293	1.1%
Warrants	52,987	61,732	0.1%
Rights	148,370	66,642	0.1%

Total Invested Assets	$104,210,317	$78,696,721	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$51,120,740	$47,656,091	32.1%
Senior Secured Loans — Second Lien	8,810,397	8,254,393	5.6%
Senior Secured Loans — Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	2.5%
Asset-Backed Securities	896,536	743,520	0.5%
Mortgage-Backed Mutual Funds	3,996,530	3,994,444	2.7%
Closed-End Mutual Funds	2,419,467	2,136,410	1.4%
Corporate Bonds	42,275,712	40,822,499	27.6%
Common Stocks	20,812,044	23,018,795	15.5%
LLC interest	9,189,561	9,358,646	6.3%
Preferred Stocks	10,285,555	8,491,470	5.7%
Warrants	52,988	74,598	0.1%
Rights	148,370	61,391	0.0%

Total Investments	$154,282,852	$148,327,373	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Number of Investments	42		54
% Variable Rate (based on fair value)	81	% (1)	56	% (1)
% Non-Income Producing Equity or Other Investments (based on fair value)	15	% (1)	9	% (1)
Weighted Average Cost Price of Investments (as a % of par or stated value)	98.36	(1)	97.24	% (1)
Weighted Average Credit Rating of Investments that were Rated	B3	(1)	B3	(1)
% of Fixed Income Investments on Non-Accrual (based on fair value)	2.5	% (1)	0.1	% (1)

(1)	Includes value of investments underlying the TRS.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$5,081,126	13.4%	$4,611,683	4.6%
Broadly Syndicated – Public	383,189	1.0%	21,598,588	21.5%
Middle-Market	32,225,047	84.7%	73,473,901	73.2%
Opportunistic/Other	364,271	1.0%	2,743,520	0.7%

Total Invested Assets	$38,053,633	100.0%	$100,427,692	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	$42,500	0.0%
Consumer Products	2,000,000	5.3%	2,000,000	2.0%
Energy	699,361	1.8%	6,745,696	6.7%
Financials	3,945,476	10.4%	12,900,074	12.9%
Healthcare	14,199,511	37.3%	44,383,560	44.2%
Materials	1,705,236	4.5%	3,734,736	3.7%
Media/Telecommunications	315,322	0.8%	2,457,365	2.4%
Real Estate Investment Trusts (REITs)	1,694,128	4.4%	13,458,505	13.4%
Real Estate	7,474,551	19.6%	6,432,657	6.4%
Retail	787,127	2.1%	1,124,467	1.1%
Service	41,428	0.1%	59,183	0.1%
Telecommunication Services	5,081,126	13.4%	4,611,683	4.6%
Utility	67,867	0.2%	2,477,266	2.5%

Total Invested Assets	$38,053,633	100.0%	$100,427,692	100.0%

As of March 31, 2020, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, LLC, NexPoint Capital REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of March 31, 2020 and December 31, 2019, 38% and 45% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. Included in the value at March 31, 2020 is the investment in Weight Watchers, which the Company views as related to the Healthcare Industry as defined in the Company’s organizational documents. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Surgery Center Holdings, Inc.: As of March 31, 2020 and December 31, 2019, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $2.6 million and $11.9 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. The company is one of the largest and fastest growing surgical services businesses in the US, with more than 180 surgical hospital and ambulatory surgery center locations across 31 states.

RadNet, Inc.: As of March 31, 2020 and December 31, 2019, we held first lien senior secured loans of RadNet, Inc. with an aggregate fair value of $4.5 million and $0.0 million, respectively. The company owns and/or manages more than 300 centers that offer a variety of diagnostic imaging services, including magnetic resonance imaging (MRI), computed tomography (CT), PET scanning, X-ray, ultrasound, and mammography. Its facilities are typically organized in regional clusters around urban hubs. RadNet contracts with groups of radiologists and other third parties to provide the actual medical services while it runs the administration of the facilities and takes a cut of the revenues plus a management fee. It also develops and sells radiology software and provides teleradiology interpretation services.

Results of Operations for the three months ended March 31, 2020 and March 31, 2019

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

Expenses

For the three months ended March 31, 2020, we had total net operating expenses of $754,184 or $0.07 per share. Our net operating expenses were $1,158,194 or $0.11 per share for the three months ended March 31, 2019. Base management fees attributed to the Adviser were $426,735 for the three months ended March 31, 2020. Our operating expenses include base management fees attributed to the Adviser of $491,029 for the three months ended March 31, 2019. Our expenses include administrative services expenses attributed to the Adviser of $74,616 for the three months ended March 31, 2020. Administrative services expenses attributed to the Adviser were $$98,791 for the three months ended March 31, 2019.

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

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment (1)	Administrator fees Waived and Subject to Recoupment (1)	Recoupment Eligibility Expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	June 30, 2020
March 31, 2017	390,969	78,194	Expired
December 31, 2016	366,861	73,372	Expired
September 30, 2016	343,320	68,664	Expired
June 30, 2016	74,421	14,884	Expired

Total	$2,284,508	$458,275

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

Our other expenses subject to the Expense Limitation Agreement for three months ended March 31, 2020 were $257,226, and consisted of the following:

For the Three Months Ended March 31, 2020
Audit and tax fees	$69,428
Legal fees	13,108
Custodian and accounting service fees	73,256
Reports to stockholders	15,384
Stock transfer fee	72,819
Directors’ fees	4,511
Other expenses	8,720

Total	$257,226

Our other expenses subject to the Expense Limitation Agreement for three months ended March 31, 2019 were $295,177 and consisted of the following:

For the Three Months Ended March 31, 2019
Audit and tax fees	$58,259
Legal fees	27,116
Custodian and accounting service fees	77,484
Reports to stockholders	19,801
Stock transfer fee	98,501
Directors’ fees	4,918
Other expenses	9,098

Total	$295,177

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $954,750 or $0.09 per share, and $830,213 or $0.08 per share, for the three months ended March 31, 2020 and March 31, 2019, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $52,488,741 and $8,522,863 during the three months ended March 31, 2020 and March 31, 2019, respectively, from which we realized a net gains/(losses) of $(15,947,376) and $786,753, respectively. Additionally, during the three months ended March 31, 2020 and March 31, 2019, we realized gains/(losses) on total return swaps of $(270,059) and $362,481, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2020 and March 31, 2019, the net change in unrealized appreciation (depreciation) on investments totaled ($13,711,677) or ($1.31) per share, and $4,224,246 or $0.42 per share, respectively. For the three months ended March 31, 2020 and March 31, 2019, the net change in unrealized appreciation (depreciation) on the TRS was ($5,826,665) or ($0.55) per share, and $(192,503) or ($0.02) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2020 and March 31, 2019 was primarily driven by the performance of NexPoint Real Estate Finance, LLC and the Enterprise Products Partners, L.P. Common Stock, respectively.

Net Increase from Payment from Affiliates

For the three months ended March 31, 2020 and March 31, 2019, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of March 31, 2020 would have been lower. These payments are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2020 and March 31, 2019, the net increase/(decrease) in net assets resulting from operations was ($34,801,027) or ($3.32) per share, and $6,011,190 or $0.59 per share, respectively.

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Income	$1,708,934	$1,988,407
Net expenses	(754,184)	(1,158,194)
Net realized gain/(loss)	(16,217,435)	1,149,234
Net unrealized appreciation (depreciation)	(19,538,342)	4,031,743
Net increase from amounts committed by affiliates	—	—

Total	(34,801,027)	$6,011,190

Financial Condition, Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $933,259 and $5,390,798, respectively. As of March 31, 2020 and December 31, 2019, $805,975 and $7,745,979 was held in the State Street U.S. Government Money Market Fund, and $127,284 and $18,913 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of March 31, 2020 the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $12.9 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the three months ended March 31, 2020 and March 31, 2019, respectively, and were offset against capital in excess of par value on the financial statements.

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

As of March 31, 2020 and December 31, 2019, $937,245 and $ $33,714,864, respectively, were outstanding under the Financing Arrangement.

For the three months ended March 31, 2020 and March 31, 2019, the components of total interest expense were as follows:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Direct interest expense	$170,628	$306,350
Commitment fees	(204)	—
Amortization of financing costs	—	—

Total	$170,424	$306,350

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

As of March 31, 2020, the TRS had a notional amount of $49,494,677 and a market value of $40,643,088. Cash collateral of $28,920,000 was posted against the TRS as of March 31, 2020. As of December 31, 2019, the TRS had a notional amount of $50,904,830 and a market value of $47,899,681. Cash collateral of $ $21,400,000 was posted against the TRS as of December 31, 2019. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2020 and December 31, 2019, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2020 and March 31, 2019, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of March 31, 2020.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three months ended March 31, 2020 and March 31, 2019, the Company did not distribute in excess of net investment income.

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

For the three months ended March 31, 2020, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend (1)	Dividends Reinvested (2)(3)
3/27/2020	0.060	629,128	—
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/03/2020(2)	—	—	396,214

Total	$0.180	$1,888,607	$1,038,529

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
[3]	The March 2020 Dividend will be reinvested in April 2020.

For the year ended December 31, 2019, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	626,130	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019 (2)	—	—	456,444

Total	$0.720	$7,512,670	$4,823,663

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.
[3]	The December 2019 Dividend will be reinvested in January 2020.

For the year ended December 31, 2018, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend	Dividends Reinvested
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•

The Adviser has entered into an agreement with HCMLP, its affiliate, pursuant to which HCMLP makes available to the Adviser experienced investment professionals and other resources of HCMLP and its affiliates.

•	The dealer manager for our continuous public offering, NexPoint Securities, Inc., is an affiliate of the Adviser.

•	In aggregate as of March 31, 2020, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $12.9 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of March 31, 2020 would have been lower. These payments are not recoupable by the Adviser.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•

The valuation process begins with each portfolio company or investment being initially valued by investment professionals of the investment Adviser responsible for credit monitoring or independent third party valuation firms.

•	Preliminary valuation conclusions are then documented and discussed with a committee comprised of certain senior management employees of the Adviser (the “Valuation Committee”).

•	The Audit and Qualified Legal Compliance Committee of the Board reviews these preliminary valuations.

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

As of March 31, 2020 the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market Value
PAMCO CLO 1997-1A B	Asset-Backed	$112,271
American Banknote Corp.	Common Stocks	2,392,500
OmniMax International, Inc.	Common Stocks	201
SteadyMed Ltd.	Common Stocks	40,405
Terrestar Corp.	Common Stocks	4,342,990
NexPoint Capital REIT, LLC	LLC Interests	256,492
SFR WLIF III, LLC	LLC Interests	1,326,437
SFR WLIF II, LLC	LLC Interests	1,602,276
Terrestar Corp.	Senior Secured Loans	596,839
Terrestar Corp.	Senior Secured Loans	141,297
OmniMax International, Inc.	Unsecured Loans	1,705,029
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	1,198
OmniMax International, Inc.	Warrant	6
SCYNEXIS, Inc.	Warrant	41,481

As of December 31, 2019, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Market value
PAMCO CLO 1997-1A B	Asset-Backed	$139,629
American Banknote Corp	Common Stocks	2,467,500
OmniMax International, Inc.	Common Stocks	20,898
SteadyMed Ltd.	Common Stocks	40,405
TerreStar Corp.	Common Stocks	3,890,081
NexPoint Capital REIT, LLC	LLC Interests	2,425,989
SFR WLIF III, LLC	LLC Interests	1,615,315
SFR WLIF II, LLC	LLC Interests	3,317,342
US GAMING LLC	LLC Interests	2,000,000
TerreStar Corp.	Unsecured Loans	583,470
TerreStar Corp.	Unsecured Loans	138,132
OmniMax International, Inc	Unsecured Loans	3,713,191
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	1,340
OmniMax International, Inc.	Warrant	647
SCYNEXIS, Inc.	Warrant	28,497

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2020 and March 31, 2019, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to March 31, 2020, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three months ended March 31, 2020 and March 31, 2019, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three months ended March 31, 2020 and March 31, 2019, the Company capitalized $0 and $0 of offering costs, respectively. Of the capitalized offering costs, $0 and $5,445 were amortized to expense during the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020 and March 31, 2019, $0 and $0 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2020, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of March 31, 2020, 81% (based on fair value) of the investments in our portfolio (including investments underlying the TRS) had floating interest rates, and both the TRS and the Financing Arrangement entered into with the BNPP entities have a floating rate structure. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of March 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense(1)	Increase (decrease) in NII
Down 25 basis points	$(144,520)	$126,080	$(18,440)
Up 50 basis points	307,109	(252,160)	54,949
Up 100 basis points	614,218	(504,319)	109,899
Up 200 basis points	1,228,437	(1,008,638)	219,799
Up 300 basis points	1,842,655	(1,512,958)	329,697

(1)

Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. As of March 31, 2020, 100% of the loans underlying the TRS paid variable interest rates.

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

As of the period covered by this report, we, including our president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation and subject to the foregoing, our president and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020, due to the ongoing material weakness in its internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Management previously identified a material weakness as of December 31, 2019 that the Adviser’s disclosure controls and procedures were not effective due to a material weakness over the application of fair value accounting with respect to the validation of fair value methodologies (the “Material Weakness”). The Material Weakness remained as of March 31, 2020. Specifically, the controls were not sufficiently designed to ensure the appropriateness of the fair value determinations reached for Level 3 real estate-related holdings. While this control deficiency did not result in a misstatement, it could result in a misstatement to the investment balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency rises to the level of a material weakness.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management has developed a plan to remediate the Material Weakness. Management utilizes one or more independent valuation experts as part of its existing valuation process for Level 3 real estate-related holdings. Management will undertake additional review procedures by designating a member of the Valuation Committee to monitor and report to the Valuation Committee to ensure that for significant real estate-related holdings, fair values for such holdings are validated through one or more other valuation techniques that are acceptable under ASC 820.

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

We believe the measures already implemented as described above will facilitate the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. Based on the steps we have taken to date and the anticipated timing of appropriate test work to ensure adequate design and operating effectiveness of such steps, we expect that the remediation of the Material Weakness will be completed by June 30, 2020. We cannot assure you, however, that the steps already taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions. The Material Weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

NEXPOINT CAPITAL, INC.

Date: May 15, 2020	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: May 15, 2020	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer