Form 10-Q
period 2020-06-30
NexPoint Capital, Inc.
filed 2020-08-13
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the Registrant had 10,545,693 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Unaffiliated investments, at fair value (cost of $60,622,033 and $97,920,246, respectively)	$52,688,077	$94,674,323
Affiliated investments, at fair value (cost of $7,028,748 and $5,457,776, respectively)(1)	6,324,040	5,753,369
Cash and cash equivalents	1,970,573	7,764,892
Due from counterparty(2)	—	21,400,000
Receivable for investments sold	8,852	—
Receivable due on total return swap(2)	224,800	—
Dividends and interest receivable	416,152	1,042,105
Receivable from Adviser(3)	—	50,130
Prepaid expenses	7,269	12,208

Total assets	61,639,763	130,697,027

Liabilities
Credit facilities payable(4)	—	33,714,864
Payable for investments purchased	—	2,533,314
Payable on total return swap(2)	—	11,458
Unrealized depreciation on total return swap(2)	—	2,745,042
Common stock repurchased	—	1,102,405
Payable to Adviser(3)	282,745	570,453
Interest expense and commitment fees payable	—	80,207
Accrued expenses and other liabilities	154,206	378,205
Distributions payable	—	625,526

Total liabilities	436,951	41,761,474

Commitments and contingencies(5)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,545,693 and 10,425,431 shares issued and outstanding, respectively)	10,546	10,425
Paid-in capital in excess of par	94,418,250	93,412,260
Total distributable earnings (loss)	(33,225,984)	(4,487,132)

Total net assets	$61,202,812	$88,935,553

Net asset value per share of common stock	$5.80	$8.53

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of total return swaps.
(3)	See Note 4 for a discussion of related party transactions and arrangements.
(4)	See Note 7 for a discussion of credit facility.
(5)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income:
Interest	$562,761	$1,586,368	$1,561,185	$3,080,822
Interest paid-in-kind	180,558	155,393	355,015	303,939
Dividend income from unaffiliated investments	107,688	236,591	419,364	490,883
Dividend income from affiliated investments (1)	148,087	57,347	369,488	103,532
Other fee income	105,578	4,965	108,554	49,895

Total investment income	1,104,672	2,040,664	2,813,606	4,029,071

Expenses:
Investment advisory fees (2)	201,229	505,660	627,964	996,689
Interest expense and commitment fees (3)	6,283	339,299	176,707	645,649
Custodian and accounting service fees	79,879	78,712	153,135	156,196
Administration fees (2)	50,978	100,547	125,594	199,338
Stock transfer fee	43,403	99,673	116,222	198,174
Audit and tax fees	24,855	61,728	94,283	119,987
Reports to stockholders	13,960	13,303	29,344	33,104
Legal fees	12,208	21,472	25,316	48,588
Other expenses	(955)	14,116	17,395	23,580
Directors’ fees (2)	5,378	5,232	9,889	10,150
Amortized offering costs	—	—	—	5,445

Total expenses	437,218	1,239,742	1,375,849	2,436,900

Expenses (waived) or recouped by the Adviser (2)	30,539	(75,592)	(153,908)	(114,556)

Net expenses	467,757	1,164,150	1,221,941	2,322,344

Net investment income	636,915	876,514	1,591,665	1,706,727

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	(2,014,161)	109,755	(16,482,745)	896,508
Affiliated investments (1)	26,455	—	(1,452,337)	—
Total return swaps (4)	(6,659,937)	444,361	(6,929,996)	806,842
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	5,565,212	(3,583,565)	(4,688,033)	229,053
Affiliated investments (1)	2,458,131	2,229,009	(1,000,301)	2,640,637
Total return swaps (4)	8,571,707	223,217	2,745,042	30,714

Net realized and unrealized gains (losses)	7,947,407	(577,223)	(27,808,370)	4,603,754

Net increase/(decrease) in net assets resulting from operations	8,584,322	299,291	(26,216,705)	6,310,481

Per share information - basic and diluted per common share
Net investment income:	$0.06	$0.08	$0.15	$0.16
Earnings (loss) per share:	$0.81	$0.03	$(2.49)	$0.61
Weighted average shares outstanding:	10,555,009	10,417,096	10,516,799	10,407,806

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at March 31, 2019	10,385,280	$10,385	$93,182,381	$(2,158,903)	$91,033,863
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	876,514	876,514
Net realized gain (loss) on investments and securities sold short	—	—	—	109,755	109,755
Net realized gain (loss) on total return swaps(1)	—	—	—	444,361	444,361
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	(1,354,556)	(1,354,556)
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	223,217	223,217
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(71,112)	(71)	(617,895)	—	(617,966)
Reinvestment of common stock	134,793	135	1,191,629	—	1,191,764
Distributions to shareholders(2)	—	—	—	(1,873,076)	(1,873,076)

Total increase (decrease) for the three months ended June 30, 2019	63,681	64	573,734	(1,573,785)	(999,987)

Balance at June 30, 2019	10,448,961	$10,449	$93,756,115	$(3,732,688)	$90,033,876

Distributions to shareholder per share	—	$—	$—	$0.18	$0.18

Balance at December 31, 2018	10,322,327	$10,322	$92,602,409	$(6,301,768)	$86,310,963
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,706,727	1,706,727
Net realized gain (loss) on investments and securities sold short	—	—	—	896,508	896,508
Net realized gain (loss) on total return swaps(1)	—	—	—	806,842	806,842
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	2,869,690	2,869,690
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	30,714	30,714
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(196,258)	(196)	(1,682,335)	—	(1,682,531)
Reinvestment of common stock	322,892	323	2,836,041	—	2,836,364
Distributions to stockholders(2)	—	—	—	(3,741,401)	(3,741,401)

Total increase (decrease) for the six months ended June 30, 2019	126,634	127	1,153,706	2,569,080	3,722,913

Balance at June 30, 2019	10,448,961	$10,449	$93,756,115	$(3,732,688)	$90,033,876

Distributions to shareholders per share	—	$—	$—	$0.36	$0.36

(1)	See Note 7 for a discussion on Total Return Swaps.
(2)

Per the Securities Exchange Commission release #33-10532 “Disclosure Update and Simplification”; it is no longer required to differentiate distributions from earnings as either from net investment income or net realized capital gains.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at March 31, 2020	10,498,325	$10,498	$94,209,558	$(41,177,538)	$53,042,518
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	636,915	636,915
Net realized gain (loss) on investments and securities sold short	—	—	—	(1,987,706)	(1,987,706)
Net realized gain (loss) on total return swaps(1)	—	—	—	(6,659,937)	(6,659,937)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	8,023,343	8,023,343
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	8,571,707	8,571,707
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(45,916)	(46)	(269,484)	—	(269,530)
Reinvestment of common stock	93,284	94	478,176	—	478,270
Distributions to shareholders(2)	—	—	—	(632,768)	(632,768)

Total increase (decrease) for the three months ended June 30, 2020	47,368	48	208,692	7,951,554	8,160,294

Balance at June 30, 2020	10,545,693	$10,546	$94,418,250	$(33,225,984)	$61,202,812

Distributions to shareholder per share	—	$—	$—	$0.06	$0.06

Balance at December 31, 2019	10,425,431	$10,425	$93,412,260	$(4,487,132)	$88,935,553
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,591,665	1,591,665
Net realized gain (loss) on investments and securities sold short	—	—	—	(17,935,082)	(17,935,082)
Net realized gain (loss) on total return swaps(1)	—	—	—	(6,929,996)	(6,929,996)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	(5,688,334)	(5,688,334)
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	2,745,042	2,745,042
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(95,334)	(95)	(510,593)	—	(510,688)
Reinvestment of common stock	215,596	216	1,516,583	—	1,516,799
Distributions to stockholders(2)	—	—	—	(2,522,147)	(2,522,147)

Total increase (decrease) for the six months ended June 30, 2020	120,262	121	1,005,990	(28,738,852)	(27,732,741)

Balance at June 30, 2020	10,545,693	$10,546	$94,418,250	$(33,225,984)	$61,202,812

Distributions to shareholders per share	—	$—	$—	$0.24	$0.24

(1)	See Note 7 for a discussion on Total Return Swaps.
(2)

Per the Securities Exchange Commission release #33-10532 “Disclosure Update and Simplification”; it is no longer required to differentiate distributions from earnings as either from net investment income or net realized capital gains.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows used in operating activities
Net increase (decrease) in net assets resulting from operations	$(26,216,705)	$6,310,481

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(42,245,592)	(26,748,956)
Payment-in-kind investments	(355,015)	(303,939)
Proceeds from sales and principal repayments of investment securities	60,723,644	27,690,827
Net realized (gain) loss on investments	17,935,082	(896,508)
Net change in unrealized (appreciation) depreciation on investments	5,688,334	(2,869,690)
Net change in unrealized depreciation on total return swaps	(2,745,042)	(30,714)
Amortization of premium/discount, net	(330,878)	(468,316)
Amortization of capitalized offering costs	—	5,445
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(8,852)	(278,712)
(Increase) decrease in dividends and interest receivable	625,953	(61,505)
(Increase) decrease in receivable from Adviser	50,130	—
(Increase) decrease in prepaid expenses	4,939	5,758
(Increase) decrease in due from counterparty	21,400,000	(1,300,000)
(Increase) decrease in receivable due on total return swap	(224,800)	143,938
Increase (decrease) in payable for investments purchased	(2,533,314)	(2,573,276)
Increase (decrease) in payable to Adviser	(287,708)	238,681
Increase (decrease) in interest expense and commitment fees payable	(80,207)	94,432
Increase (decrease) in accrued expenses and other liabilities	(223,999)	(116,199)
Increase (decrease) in payable on total return swap	(11,458)	—

Net cash flow provided by (used in) operating activities	31,164,512	(1,158,253)

Cash flows provided by financing activities
Repurchase of common stock, net of payable	(1,613,093)	(1,682,531)
Distributions paid in cash	(1,630,874)	(1,627,016)
(Decrease) in credit facilities payable	(40,971,068)	(6,727,172)
Increase in credit facilities payable	7,256,204	10,709,951

Net cash flow provided by (used in) financing activities	(36,958,831)	673,232

Net decrease in cash and cash equivalents	(5,794,319)	(485,021)

Cash and cash equivalents
Beginning of the period	7,764,892	7,112,205

End of the period	$1,970,573	$6,627,184

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$355,015	$303,939
Cash paid during the period for interest	$256,914	$551,217
Reinvestment of distributions paid	$1,516,799	$2,836,364
Local and excise taxes paid	$47,000	$139,445

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of June 30, 2020

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value

Senior Secured Loans – 49.3%(4)
Energy – 0.6%
Fieldwood Energy, LLC (First Lien Term Loan)(5)	L + 725	1.00%	4/11/2022	$1,800,549	$1,797,763	$358,615
Fieldwood Energy, LLC (Second Lien Term Loan)(5)	L + 725	1.00%	4/11/2023	567,797	555,216	11,356

						369,971

Healthcare – 40.8%
Air Methods Corp. (First Lien Term Loan)(5)	L + 350	1.00%	4/22/2024	1,972,661	1,497,467	1,636,894
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(6) (7)	L + 375	0.00%	2/27/2026	2,553,883	2,542,686	2,247,417
BioClinica Holding I, LP (First Lien Term Loan)(6)	L + 400	1.00%	10/20/2023	1,942,166	1,722,476	1,830,491
BW NHHC Holdco, Inc. (First Lien Term Loan)(5)	L + 500	0.00%	5/15/2025	4,537,037	2,947,126	3,577,885
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)(8)	4% Fixed		7/1/2026	333,333	831	(44,999)
Covenant Surgical Partners, Inc. (First Lien Term Loan)(6)	L + 400	0.00%	7/1/2026	1,654,198	1,658,322	1,430,881
Envision Healthcare Corp. (First Lien Term Loan)(6)	L + 375	0.00%	10/10/2025	5,917,443	4,302,511	3,935,100
Global Medical Response, Inc. (First Lien Term Loan)(5)	L + 425	1.00%	3/14/2025	3,418,332	3,082,999	3,279,463
Patterson Medical Holdings, Inc. (First Lien Term Loan)(5)	L + 475	1.00%	8/29/2022	2,434,155	2,107,961	2,187,697
RadNet, Inc. (First Lien Term Loan)(5)(7)	L + 375	1.00%	6/30/2023	3,572,052	3,464,574	3,409,631
Sound Inpatient Physicians (Second Lien Term Loan)(6)	L + 675	0.00%	6/26/2026	1,555,556	1,440,608	1,493,333

						24,983,793

Manufacturing – 2.5%
Truck Hero, Inc. (Second Lien Term Loan)(6)	L + 825	1.00%	4/17/2025	1,666,667	1,213,466	1,550,000

Service – 4.1%
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)(5)	L + 650	1.00%	7/25/2022	3,000,000	2,190,962	2,504,190

Telecommunication Services – 1.3%
TerreStar Corp. (First Lien Term Loan)(9) (10)	11% PIK		2/27/2021	617,914	617,914	614,206
TerreStar Corp. (First Lien Term Loan)(9) (10)	11% PIK		2/28/2022	146,287	146,286	145,409
TerreStar Corp. (First Lien Term Loan)(9) (10)	11% PIK		2/28/2022	26,135	26,135	25,979

						785,594

Total Senior Secured Loans						30,193,548

Unsecured Loans – 1.9%
Materials – 1.9%
OmniMax International, Inc. (9) (10)	14% PIK, 2% Cash		2/6/2021	4,718,462	4,602,193	1,170,178

Total Unsecured Loans						1,170,178

Asset-Backed Securities – 0.5%
Financials – 0.5%
Grayson Investor Corp. (7) (9) (10) (11) (12) (13)			11/1/2021	800	456,000	246,920
PAMCO CLO 1997-1A B (7) (9) (10) (11) (13) (14)				374,239	215,187	53,928

						300,848

Total Asset-Backed Securities						300,848

Corporate Bonds – 9.9%
Healthcare – 9.4%
Hadrian Merger Sub, Inc. (11)	8.500%		5/1/2026	2,728,000	2,318,409	2,479,588
Surgery Center Holdings (7) (11)	6.750%		7/1/2025	3,630,000	3,482,308	3,289,306

						5,768,894

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2020

(Unaudited)

Media/Telecommunications – 0.5%
iHeartCommunications, Inc.	6.375%	5/1/2026	$114,206	$313,456	$113,331
iHeartCommunications, Inc.	8.375%	5/1/2027	214,073	584,791	196,559

					309,890

Total Corporate Bonds					6,078,784

			Shares
Common Stocks – 15.5%
Chemicals – 0.1%
MPM Holdings, Inc. (15)			8,500	17,000	42,500

Financials – 3.4%
American Banknote Corp. (9) (10) (15)			750,000	2,062,500	2,092,500

Healthcare – 0.1%
SteadyMed Ltd. (7) (9) (10) (15)			54,749	14,508	40,405

Materials – 0.0%
OmniMax International, Inc. (9) (10) (15)			6,698	663,116	268

Real Estate – 2.4%
Creative Science Properties, Inc. (9) (10)			100,000	1,500,000	1,500,000

Real Estate Investment Trust (REIT) – 1.3%
NexPoint Residential Trust, Inc. (7) (16)			22,300	716,130	788,305

Retail – 0.4%
Tru Kids, Inc. (15)			237	1,119,168	224,524

Service – 0.0%
Western States Life Insurance (15)			237	253,404	24,946

Telecommunication Services – 7.8%
TerreStar Corp. (9) (10) (15)			14,035	1,599,990	4,761,374

Total Common Stocks					9,474,822

LLC Interests – 19.2%
Consumer Products – 3.3%
US GAMING LLC (9) (10) (15)			2,000	2,000,000	2,000,000

Real Estate – 15.5%
NexPoint Real Estate Finance, LLC (16)			315,631	6,312,618	5,286,818
SFR WLIF II, LLC (9) (10)			3,348,888	3,348,888	2,781,151
SFR WLIF III, LLC (9) (10)			1,651,112	1,651,112	1,429,384

					9,497,353

Real Estate Investment Trust (REIT) – 0.4%
NexPoint Capital REIT, LLC (9) (10) (16) (17)			100	—	248,917

Total LLC Interests					11,746,270

	Preferred Dividend Rate

Preferred Stocks – 0.0%
Real Estate Investment Trust (REIT) – 0.0%
RAIT Financial Trust (18)	8.875%		148,057	3,051,713	—

Total Preferred Stocks					—

Warrants – 0.1%
Healthcare – 0.0%
Galena Biopharma, Inc. (9) (10) (15)		1/12/2021	1,500,054	—	—
Gemphire Therapeutics, Inc. (9) (10) (15)		3/15/2022	4,752	—	1,104
SCYNEXIS, Inc. (9) (10) (15)		6/21/2021	195,000	—	20,321

					21,425

Materials – 0.0%
OmniMax International, Inc. (9) (10) (15)		8/6/2025	207	—	8

Media/Telecommunications – 0.1%
iHeartMedia, Inc. (15)		5/1/2039	2,875	52,987	26,234

Total Warrants					47,667

Total Investments - 96.4%				$67,650,781	$59,012,117

Cash Equivalents – 2.6%(19)					$1,552,705
Other Assets & Liabilities, net - 1.0%					$637,990

Net Assets - 100.0%					$61,202,812

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2020

(Unaudited)

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at June 30, 2020. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2020 was 0.30%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(6)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2020 was 0.16%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(7)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 16.4% of the Company’s total assets as of June 30, 2020.

(8)

The investment has an unfunded commitment as of June 30, 2020. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. For further details see Note 8.

(9)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(10)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $17,132,052 or 28.0% of net assets were fair valued under the Company’s valuation procedures as of June 30, 2020.

(11)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of June 30, 2020, these securities amounted to $6,069,742, or 9.9% of net assets.

(12)	The investment is considered to be the equity tranche of the issuer.
(13)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(14)	The issuer is in default of its payment obligation, or is in danger of default.
(15)	Non-income producing security.
(16)	Represents an affiliated issuer. Assets with a total aggregate market value of $6,324,040, or 10.3% of net assets, were affiliated with the Company as of June 30, 2020 (see Note 10).
(17)

The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

(18)	The issuer has suspended the quarterly dividend for this security.
(19)	State Street U.S. Government Money Market Fund.

Glossary

PIK	Payment-in-Kind

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through June 30, 2020, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $14.8 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2020. The interim financial data as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates.

Statements of Cash Flows

Information on financial transactions which have been settled through the receipt or disbursement of cash is presented in the Statements of Cash Flows. The cash amount shown in the Statements of Cash Flows is the amount included within the Company’s Statements of Assets and Liabilities and includes cash on hand at its custodian bank.

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of June 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of $1,970,573 and $7,764,892, respectively. As of June 30, 2020 and December 31, 2019, $1,552,705 and $7,745,979 was held in the State Street U.S. Government Money Market Fund, and $417,868 and $18,913 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of June 30, 2020 and December 31, 2019, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and six months ended June 30, 2020, the Company recognized $105,578 and $108,554 of fee income, respectively. For the three and six months ended June 30, 2019, the Company recognized $4,965 and $49,895 of fee income, respectively.

Fair Value of Financial Instruments

It is the fund’s policy to hold the investments at fair value. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”) defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

With respect to investments for which market quotations are not readily available, the Board and the Adviser undertake a multi-step valuation process each quarter, as described below:

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

As of June 30, 2020, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$246,920
PAMCO CLO 1997-1A B	Asset-Backed Securities	53,928
American Banknote Corp.	Common Stocks	2,092,500
Creative Science Properties, Inc.	Common Stocks	1,500,000
OmniMax International, Inc.	Common Stocks	268
SteadyMed Ltd.	Common Stocks	40,405
TerreStar Corp.	Common Stocks	4,761,374
NexPoint Capital REIT, LLC	LLC Interests	248,917
SFR WLIF III, LLC	LLC Interests	1,429,384
SFR WLIF II, LLC	LLC Interests	2,781,151
US GAMING LLC	LLC Interests	2,000,000
TerreStar Corp.	Senior Secured Loans	614,206
TerreStar Corp.	Senior Secured Loans	145,409
TerreStar Corp.	Senior Secured Loans	25,979
OmniMax International, Inc.	Unsecured Loans	1,170,178
Galena Biopharma, Inc.	Warrants	—
Gemphire Therapeutics, Inc.	Warrants	1,104
OmniMax International, Inc.	Warrants	8
SCYNEXIS, Inc.	Warrants	20,321

As of December 31, 2019, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
PAMCO CLO 1997-1A B	Asset-Backed Securities	$139,629
American Banknote Corp.	Common Stocks	2,467,500
OmniMax International, Inc.	Common Stocks	20,898
SteadyMed Ltd.	Common Stocks	40,405
TerreStar Corp.	Common Stocks	3,890,081

NexPoint Capital REIT, LLC	LLC Interests	2,425,989
SFR WLIF III, LLC	LLC Interests	1,615,315
SFR WLIF II, LLC	LLC Interests	3,317,342
US GAMING LLC	LLC Interests	2,000,000
TerreStar Corp.	Senior Secured Loans	583,470
TerreStar Corp.	Senior Secured Loans	138,132
OmniMax International, Inc.	Unsecured Loans	3,713,191
Galena Biopharma, Inc.	Warrants	—
Gemphire Therapeutics, Inc.	Warrants	1,340
OmniMax International, Inc.	Warrants	647
SCYNEXIS, Inc.	Warrants	28,497

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

To the extent that the Company holds investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, the Valuation Committee utilizes an independent third-party valuation service to value such investments. Consist with the company’s multi-step valuation process previously described.

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

As of June 30, 2020, the Company’s investments consisted of senior secured loans, unsecured loans, bonds, asset-backed securities, mortgage-backed securities, common stocks, LLC interests, preferred stocks, a closed-end mutual fund, and rights and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

Prior to its termination, the Company valued the total retrun swaps (“TRS”) in accordance with the agreement (the “TRS Agreement”) with BNP Paribas (“BNP Paribas”) that established the TRS. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS were valued based on indicative bid prices provided by an independent third-party pricing service. Bid prices reflected the highest price that market participants may have been willing to pay. These valuations were sent to the Company for review and testing. For additional information on the TRS, see Note 7.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of June 30, 2020 and December 31, 2019:

	June 30,2020
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$369,971	$—	$369,971
Healthcare	—	24,983,793	—	24,983,793
Manufacturing	—	1,550,000	—	1,550,000
Service	—	2,504,190	—	2,504,190
Telecommunication Services	—	—	785,594	785,594
Unsecured Loans
Materials	—	—	1,170,178	1,170,178
Asset-Backed Securities
Financials	—	—	300,848	300,848
Corporate Bonds
Healthcare	—	5,768,894	—	5,768,894
Media/Telecommunications	—	309,890	—	309,890
Common Stocks
Chemicals	—	42,500	—	42,500
Financials	—	—	2,092,500	2,092,500
Healthcare	—	—	40,405	40,405
Materials	—	—	268	268
Real Estate	—	—	1,500,000	1,500,000
Real Estate Investment Trusts (REITs)	788,305	—	—	788,305
Retail	—	224,524	—	224,524
Service	—	24,946	—	24,946
Telecommunication Services	—	—	4,761,374	4,761,374
LLC Interests
Consumer Products	—	—	2,000,000	2,000,000
Real Estate	—	5,286,818	4,210,535	9,497,353
Real Estate Investment Trusts (REITs)	—	—	248,917	248,917
Preferred Stock
Warrants
Healthcare	—	—	21,425	21,425
Materials	—	—	8	8
Media/Telecommunications	—	26,234	—	26,234

Total Assets	$788,305	$41,091,760	$17,132,052	$59,012,117
Total Investments	$788,305	$41,091,760	$17,132,052	$59,012,117

	December 31, 2019
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Energy	$—	$1,841,046	$—	$1,841,046
Healthcare	—	5,111,353	—	5,111,353
Media/Telecommunications	—	336,802	—	336,802
Telecommunication Services	—	—	721,602	721,602
Utility	—	1,925	—	1,925
Unsecured Loans
Materials	—	—	3,713,191	3,713,191
Asset-Backed Securities
Financials	—	603,891	139,629	743,520
Mortgage-Backed Securities	—	3,994,444	—	3,994,444
Closed-End Mutual Funds	2,136,410	—	—	2,136,410
Corporate Bonds
Financials	—	1,474,200	—	1,474,200
Healthcare	—	38,987,225	—	38,987,225
Media/Telecommunications	—	361,074	—	361,074
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	4,904,650	—	—	4,904,650

Financials	—	—	2,467,500	2,467,500
Healthcare	214,740	—	40,405	255,145
Materials	—	—	20,898	20,898
Media/Telecommunications	1,715,375	—	—	1,715,375
Real Estate Investment Trusts (REITs)	6,125,046	—	—	6,125,046
Retail	—	1,124,467	—	1,124,467
Service	—	59,183	—	59,183
Telecommunication Services	—	—	3,890,081	3,890,081
Utility	2,413,950	—	—	2,413,950
LLC Interests
Consumer Products	—	—	2,000,000	2,000,000
Real Estate	—	—	4,932,657	4,932,657
Real Estate Investment Trusts (REITs)	—	—	2,425,989	2,425,989
Preferred Stocks
Financials	—	2,084,000	—	2,084,000
Real Estate	—	1,500,000	—	1,500,000
Real Estate Investment Trusts (REITs)	4,903,235	4,235	—	4,907,470
Rights	—	61,391	—	61,391
Warrants
Healthcare	—	29,837	—	29,837
Materials	—	—	647	647
Media/Telecommunications	—	44,114	—	44,114

Total Assets	$22,413,406	$57,661,687	$20,352,599	$100,427,692

Liabilities
Warrants	$—	$—	$—	$—
Derivatives
Total Return Swap Contracts	$—	$—	$(2,745,042)	$(2,745,042)

Total Liabilities	$—	$—	$(2,745,042)	$(2,745,042)

Total Investments net of Securities Sold Short	$22,413,406	$57,661,687	$17,607,557	$97,682,650

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2020.

Investments:	Balance as of December 31, 2019	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of June 30, 2020	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$721,602	$—	$—	$—	$—	$(3,295)	$67,287	$—	$785,594	$(3,295)
Unsecured Loans
Materials	3,713,191	—	—	92,885	—	(2,949,626)	313,728	—	1,170,178	(2,949,626)
Asset-Backed Securities
Financials	139,629	333,764	—	—	—	(172,545)	—	—	300,848	(172,545)
Common Stocks
Financials	2,467,500	—	—	—	—	(375,000)	—	—	2,092,500	(375,000)
Healthcare	40,405	—	—	—	—	—	—	—	40,405	—
Materials	20,898	—	—	—	—	(20,630)	—	—	268	(20,630)
Telecommunication Services	3,890,081	—	—	—	—	871,293	—	—	4,761,374	871,293
Real Estate	—	1,500,000	—	—	—	—	—	—	1,500,000	—

Investments:	Balance as of December 31, 2019	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of June 30, 2020	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
LLC Interests
Consumer Products	2,000,000	—	—	—	—	—	—	—	2,000,000	—
Real Estate	4,932,657	—	—	—	—	(722,122)	—	—	4,210,535	(722,122)
Real Estate Investment Trusts (REITs)	2,425,989	—	—	—	—	12,489	—	(2,189,561)	248,917	12,489
Warrants
Healthcare	—	29,837	—	—	—	(8,412)	—	—	21,425	(8,412)
Materials	647	—	—	—	—	(639)	—	—	8	(639)

Total	$20,352,599	$1,863,601	$—	$92,885	$—	$(3,368,487)	$381,015	$(2,189,561)	$17,132,052	$(3,368,487)

Liabilities
Total Return Swaps(1)	$(2,745,042)	$—	$—	$—	$—	$2,745,042	$—	$—	$—	$2,745,042

(1)

During the six months ended June 30, 2020, the Company recognized a net realized loss on the TRS amounting to $6,929,996. The realized losses of the derivative instruments during the six months ended June 30, 2020 serve as indicators of the volume of derivative activity for the Company. The Company received $258,781 in cash payments from the TRS during the period and paid $7,425,035, with a decrease of $11,458 in payable from, and increase of $224,800 in receivable from BNP Paribas for the six months ended June 30, 2020.

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

(1)

During the six months ended June 30, 2019, the Company recognized a net realized gain on the TRS amounting to $806,842. The realized gains of the derivative instruments during the six months ended June 30, 2019 serve as indicators of the volume of derivative activity for the Company. The Company received $960,936 in cash payments from the TRS during the period and paid $10,157, with a decrease of $143,937 in receivable from BNP Paribas for the six months ended June 30, 2019.

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the six months ended June 30, 2020, there were four transfers from Level 2 to Level 3 due to decreases in market activity. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the six months ended June 30, 2019, there was no transfer from Level 2 to Level 3.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of June 30, 2020 and December 31, 2019:

Investment	Fair value at June 30, 2020	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$6,459,452	Discounted Cash Flow Net Asset Value Transaction Indication of Value	Discount Rate N/A N/A	1.3% - 6.93% N/A N/A
Common Stock	8,394,547	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Liquidity Discount	15.5% - 21.5% 5.25x - 7.00x $0.10 - $0.95 25%
		Transaction Analysis Transaction Indication of Value	Multiple of EBITDA Enterprise Value ($mm) Transaction Price Per Share	6.25x - 6.75x $771.00 $2.75
		Probability Weighted Expected Return Transaction Indication of Value Black-Scholes Model	Probability Assessment Subscription Price Volatility Assumption	20% $15 50% - 60%
Senior Secured Loans	785,594	Discounted Cash Flow	Discount Rate Spread Adjustment	11.35% 0.35%
Unsecured Loans	1,170,178	Discounted Cash Flow Multiples Analysis Transaction Analysis Black-Scholes Model	Discount Rate Multiple of EBITDA Multiple of EBITDA Volatility Assumption	21.5% 6.25x - 7.00x 6.25x - 6.75x 50% - 60%
Asset-Backed Securities	300,848	Discounted Cash Flow	Discount Rate	21.00%
Warrants	21,433	Discounted Cash Flow	Discount Rate	21.5%

		Multiples Analysis Transaction Analysis Black-Scholes Model Black-Scholes Model	Multiple of EBITDA Multiple of EBITDA Volatility Assumption Volatility Assumption	6.25x - 7.00x 6.25x - 6.75x 50% - 60% 50%
Total	$17,132,052

Investment	Fair value at December 31, 2019	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$9,358,646	Discounted Cash Flow Net Asset Value Cost Basis	Discount Rate N/A N/A	2.59% - 12.5% N/A N/A
Common Stock	6,418,884	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Risk Discount Liquidity Discount	16.0% - 20.0% 6.00x - 8.75x $0.12 - $0.95 55.2% - 59.8% 25%
		Transaction Analysis Transaction Indication of Value	Multiple of EBITDA Enterprise Value ($mm) Transaction Price Per Share	8.25x - 8.75x $365.0 - $771.0 $2.75
		Black-Scholes Model	Volatility Assumption Cash Payment Value	30% - 40% $4.46
		Implied Value	Probability Assessment	20%
Senior Secured Loans	721,602	Discounted Cash Flow	Discount Rate Spread Adjustment	11.10% 0.10%
Unsecured Loans	3,713,191	Black-Scholes Model	Volatility Assumption	30% - 40%
Asset-Backed Securities	139,629	Discounted Cash Flow	Discount Rate	21.00%
Warrants	647	Discounted Cash Flow	Discount Rate	20.0%

		Multiples Analysis Transaction Analysis Black-Scholes Model	Multiple of EBITDA Multiple of EBITDA Volatility Assumption	7.0x - 8.75x 8.25x - 8.75x 30% - 40%
Total	$20,352,599

Total Return Swaps	$(2,745,042)	Third Party Pricing Vendor	N/A	N/A

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the six months ended June 30, 2020 and June 30, 2019, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the six months ended June 30, 2020 and June 30, 2019. Selling commissions and fees of $0 and $0 were paid for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net increase (decrease) in net assets from operations	$8,584,322	$299,291	$(26,216,705)	$6,310,481
Weighted average common shares outstanding	10,555,009	10,417,096	10,516,799	10,407,806
Earnings (loss) per common share-basic and diluted	$0.81	$0.03	$(2.49)	$0.61

Distributions

Distributions to the Company’s stockholders will be recorded as of the record date. Subject to the discretion of the Board and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on a weekly basis and pay such distributions on a quarterly basis. Net realized capital gains, if any, will generally be distributed or deemed distributed at least every 12-month period.

On June 24, 2020, the Board of Directors approved a change in its dividend and capital gains distribution schedule from monthly distributions to quarterly distributions, effective immediately. The first quarterly distribution is expected to be paid on or about September 30, 2020. The dividends declared will be in the amount of $0.09 per share of the Company’s common stock to the stockholders of record at each quarter end.

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

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at June 30, 2020:

	Fair value	Percentage
Assets
Healthcare	$30,814,517	52.1%
Real Estate	10,997,353	18.6%
Telecommunication Services	5,546,968	9.4%
Service	2,529,136	4.3%
Financials	2,393,348	4.1%
Consumer Products	2,000,000	3.4%
Manufacturing	1,550,000	2.6%
Materials	1,170,454	2.0%
Real Estate Investment Trusts (REITs)	1,037,222	1.8%
Energy	369,971	0.6%
Media/Telecommunications	336,124	0.6%
Retail	224,524	0.4%
Chemicals	42,500	0.1%

Total Assets	$59,012,117	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2019:

	Fair value	Percentage
Assets
Healthcare	$44,383,560	44.2%
Real Estate Investment Trusts (REITs)	13,458,505	13.4%
Financials	12,900,074	12.9%
Energy	6,745,696	6.7%
Real Estate	6,432,657	6.4%
Telecommunication Services	4,611,683	4.6%
Materials	3,734,736	3.7%
Utility	2,477,266	2.5%
Media/Telecommunications	2,457,365	2.4%
Consumer Products	2,000,000	2.0%
Retail	1,124,467	1.1%
Service	59,183	0.1%
Chemicals	42,500	0.0%

Total Assets	$100,427,692	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of June 30, 2020:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$25,915,051	$24,634,669	41.7%
Senior Secured Loans - Second Lien	5,400,252	5,558,879	9.4%
Unsecured Loans	4,602,193	1,170,178	2.0%
Asset-Backed Securities	671,187	300,848	0.5%
Corporate Bonds	6,698,964	6,078,784	10.3%
Common Stocks	7,945,816	9,474,822	16.1%
LLC Interests	13,312,618	11,746,270	19.9%
Preferred Stocks	3,051,713	—	—
Warrants	52,987	47,667	0.1%

Total Assets	$67,650,781	$59,012,117	100.0%

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

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans - First Lien	$51,120,740	$47,656,091	32.1%
Senior Secured Loans - Second Lien	8,810,397	8,254,393	5.6%
Senior Secured Loans - Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	2.5%
Asset-Backed Securities	896,536	743,520	0.5%
Mortgage-Backed Securities	3,996,530	3,994,444	2.7%
Closed-End Mutual Funds	2,419,467	2,136,410	1.4%
Corporate Bonds	42,275,712	40,822,499	27.6%
Common Stocks	20,812,044	23,018,795	15.5%
LLC Interests	9,189,561	9,358,646	6.3%
Preferred Stocks	10,285,555	8,491,470	5.7%
Rights	148,370	61,391	0.0%
Warrants	52,988	74,598	0.1%

Total Assets	$154,282,852	$148,327,373	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at June 30, 2020:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$300,848	0.5%
Luxembourg(1)	2,247,417	3.8%
United States	56,463,852	95.7%

Total Assets	$59,012,117	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2019:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$743,520	0.7%
Luxembourg(1)	2,583,933	2.6%
United States	97,100,239	96.7%

Total Assets	$100,427,692	100.0%

(1)	Investment denominated in USD.

Note 4 — Related Party Transactions and Arrangements

Investment Advisory Fee

Payments for investment advisory services under the Company’s investment advisory agreement (the “Investment Advisory Agreement”) and administrative services agreement (the “Administration Agreement”) are equal to (a) a base management fee calculated at an annual rate of 2.0% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and (b) an incentive fee based on the Company’s performance. Effective June 5, 2017, the Investment Advisory Agreement and the Administration Agreement were amended to exclude cash and cash equivalents from the calculation of gross assets for the purpose of calculating investment advisory and administration fees.

For the three and six months ended June 30, 2020, the Company incurred investment advisory fees payable to the Adviser of $201,229 and $627,964, respectively. For the three and six months ended June 30, 2019, the Company incurred investment advisory fees payable to the Adviser of $505,660 and $996,689, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three and six months ended June 30, 2020, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. For the three and six months ended June 30, 2019, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of June 30, 2020.

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

For the three and six months ended June 30, 2020, the Company incurred administration fees payable to the Adviser of $50,978 and $125,594, respectively. For the three and six months ended June 30, 2019, the Company incurred administration fees payable to the Adviser of $100,547 and $199,338, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to investment advisory and administration fees are shown below.

Period ended	Advisory fees waived and subject to recoupment(1)	Administration fees waived and subject to recoupment(1)	Recoupment eligibility expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	Expired
March 31, 2017	390,969	78,194	Expired
December 31, 2016	366,861	73,372	Expired
September 30, 2016	343,320	68,664	Expired
June 30, 2016	74,421	14,884	Expired

Total	$2,284,508	$458,275

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

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and six months ended June 30, 2020 and June 30, 2019, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and six months ended June 30, 2020, the Adviser incurred and paid offering costs of $0 and $0 respectively, on our behalf. For the three and six months ended June 30, 2019, the Adviser incurred and paid offering costs of $0 and $0, respectively, on our behalf. For the three and six months ended June 30, 2020, the Company capitalized $0 and $0 of offering costs, respectively. For the three and six months ended June 30, 2019, the Company capitalized $0 and $0 of offering costs, respectively. Of this amount, $0 and $0 were amortized to expense during the three and six months ended June 30, 2020, respectively. Of this amount, $0 and $5,445 were amortized to expense during the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and June 30, 2019, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2020, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

Fees Paid to Officers and Directors

Each director receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Funds Complex based on relative net assets. Directors are reimbursed for actual out-of-pocket expenses relating to attendance at meetings, however, the Chairman of the Board and the Chairman of the Audit and Qualified Legal Committee each receive an additional payment of $10,000 payable in quarterly installments and allocated among each portfolio in the Funds Complex based on relative net assets. The Directors do not receive any separate compensation in connection with service on Committees or for attending Board or Committee Meetings. They do not have any pension or retirement plan. The “Funds Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employees of an affiliate of the Adviser. Effective January 28, 2020, Mr. Honis is treated as an “interested person” of the Company (as defined in the 1940 Act) in light of certain relationships between Mr. Honis and certain affiliates of the Adviser, including Highland Capital Management, L.P. (“HCMLP”), arising out of HCMLP’s pending Chapter 11 proceedings.

For the three and six months ended June 30, 2020, the Company recorded an expense relating to director fees of $5,378 and $9,889, respectively. For the three and six months ended June 30, 2019, the Company recorded an expense relating to director fees of $5,232 and $10,150, respectively, which represents the allocation of the director fees to the Company. As of June 30, 2020, there was no expenses payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2021.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of June 30, 2020 is $859,415. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of June 30, 2020, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
June 30, 2020	$445,585	$291,677	$153,908	$(30,539)	June 30, 2023
March 31, 2020	257,226	72,779	184,447	184,447	March 31, 2023

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/(recouped) amount	Recoupment eligibility expiration
December 31, 2017	$1,304,585	$975,289	$329,296	$(122,135)	December 31, 2020
September 30, 2017	983,110	531,679	451,431	252,953	September 30, 2020
June 30, 2017	631,906	433,428	198,478	—	Expired
March 31, 2017	329,791	182,226	147,565	—	Expired

During the three and six months ended June 30, 2020, $50,913 and $198,478, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the six months ended June 30, 2020 and June 30, 2019, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of June 30, 2020 would have been lower by approximately this amount. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of June 30, 2020 and December 31, 2019, $0 and $50,130 were owed from the Adviser to the Company, respectively.

As of June 30, 2020 and December 31, 2019, the Company owed $282,745 and $570,453, respectively, to the Adviser, largely related to advisory fees, administration fees, and the expense limitation agreement.

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

The character of income and capital gains to be distributed is determined in accordance with the Code, U.S. Treasury regulations, and other applicable authority, which may differ from GAAP. These differences include (but are not limited to) investments organized as partnerships for tax purposes, total return swaps, loan investments, and losses deferred due to wash sale transactions. Reclassifications are made to the Company’s capital accounts to reflect income and gains available for distribution (or available capital loss carryovers) under the Code, U.S. Treasury regulations, and other applicable authority. These reclassifications have no impact on net investment income, realized gains or losses, or net asset value of the Company. The calculation of net investment income per share in the Financial Highlights table excludes these adjustments.

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the six months ended June 30, 2020 and June 30, 2019, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

Note 6 — Share Repurchase Program

On a quarterly basis, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of directors who are not “interested persons” of the Company (as defined in the 1940 Act), such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. In months in which the Company repurchases shares of common stock, it will conduct repurchases on the same date that it holds its first weekly closing for the sale of shares of common stock in its public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

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

The Company conducted its most recent quarterly tender offer from May 22, 2020, until expiration of June 22, 2020 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, 45,917 shares of the Company were tendered for repurchase, constituting approximately 0.44% of the Company’s outstanding shares.

For the six months ended June 30, 2020, the Company repurchased 0 shares as part of its death and disability repurchase program.

Note 7 — Credit Facility and Leverage Facilities

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days notice. On April 15, 2020, the Financing Arrangement was paid down and closed. At June 30, 2020, there were no current outstanding or fair value amounts. At December 31, 2019, current outstanding and fair value amounts were $33,714,864 and $33,975,517, respectively.

For the three and six months ended June 30, 2020 and June 30, 2019, the components of total interest expense were as follows:

	Three Months ended			Six Months ended
	June 2020		June 2019	June 2020		June 2019
Direct interest expense	$6,283		$339,299	$176,911		$645,649
Commitment fees	—		—	(204)		—
Amortization of financing costs	—		—	—		—

Total interest expense	$6,283		$339,299	$176,707		$645,649

Average daily amount outstanding	971,068	(1)	37,178,889	22,670,341	(1)	35,300,202
Weighted average interest rate	2.67	%(1)	3.61%	2.67	%(1)	3.64%

(1)

The Financing Arrangement with BNP was fully paid down and closed as of April 15, 2020, the average daily amount outstanding is calculated through April 15, 2020. The 2.67% represents the weighted average interest rate from January 1, 2020 through April 15, 2020.

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

Period ended	Total amount outstanding	% of asset coverage
June 30, 2020	$—	—
December 31, 2019	63,219,694	241%

BNP Paribas Total Return Swap

On June 13, 2017, the Company entered into the TRS with BNP Paribas over one or more loans, with a maximum aggregate notional amount of the portfolio debt securities subject to the TRS of $40 million. The agreements between the Company and BNP Paribas, which collectively establish the TRS, are referred to herein as the “TRS Agreement.”

On April 2, 2018, the Company amended and restated the TRS agreement with BNP Paribas. The amended and restated TRS Agreement, effective April 10, 2018 increases the maximum aggregate notional amount of the portfolio debt securities subject to the TRS to $60 million. On June 10, 2020, the TRS expired.

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

Each individual security subject to the TRS, and the portfolio of securities taken as a whole, had to meet certain criteria described in the TRS Agreement, including a requirement that the securities underlying the TRS were rated by either Moody’s or S&P, and, if rated by Moody’s, have a rating of at least Caa3 and, if rated by S&P, have a rating of at least CCC-. Under the terms of the TRS, BNP Paribas determined whether there had been a failure to satisfy the portfolio criteria in the TRS but may, in its sole discretion, permit assets that do not meet the minimum portfolio criteria set forth in the TRS. If BNP Paribas had determined that an asset has failed to meet the minimum portfolio criteria, BNP Paribas may exercised certain rights, including increasing the amount of collateral the Company was required to provide to it or terminating all or part of the TRS, subject to certain conditions. The Company received from BNP Paribas interest and fees payable to holders of the securities included in the portfolio. The Company paid interest to BNP Paribas generally based on a percentage of the notional amount of the securities subject to the TRS. In addition, upon the termination or repayment of any security subject to the TRS, the Company had either received from BNP Paribas the appreciation in the value of such security or pay to BNP Paribas any depreciation in the value of such security.

Under the terms of the TRS, the Company or BNP Paribas was required to post additional collateral, on a dollar-for-dollar basis, in certain circumstances, including in the event of depreciation or appreciation in the value of the underlying loans. The limit on the additional collateral that the Company was required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by the Company. The amount of collateral required to be posted was determined primarily on the basis of the aggregate value of the underlying securities.

The Company had the option to terminate the TRS at any time more than one month prior to the TRS’s scheduled termination date upon providing no less than 30 days prior notice to BNP Paribas.

Included among the customary events of default and termination events in the TRS Agreement are: bankruptcy or insolvency of a party, failure to satisfy any obligations under the TRS (including payment of collateral), and misrepresentation. BNP Paribas also had the right to terminate the TRS in certain circumstances, including if the relevant loans fail to meet the agreed-upon criteria specified in the TRS Agreement or if certain credit events with respect to the “reference entity” specified with respect to a security occur, and the Company declines to provide additional collateral to BNP Paribas upon request.

Upon any termination of the TRS, the Company was required to pay BNP Paribas the amount of any decline in the aggregate value of the securities subject to the TRS or, alternatively, was entitled to receive the amount of any appreciation in the aggregate value of such securities. In the event that BNP Paribas chooses to exercise its termination rights, it is possible that the Company will owe more to BNP Paribas or, alternatively, will be entitled to receive less from BNP Paribas than the Company would have if it controlled the timing of such termination, due to the existence of adverse market conditions at the time of such termination.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company would have treated the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by the Company under the TRS, as a senior security for the life of that instrument. As of June 30, 2020, the company has $224,800 in receivable from BNP Paribas for the six months ended June 30, 2020.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each security underlying the TRS as a qualifying asset if such security is a loan and the obligor on such loan is an eligible portfolio company, and as a non-qualifying asset if the obligor is not an eligible portfolio company.

As of June 30, 2020, there were no positions held in the TRS.

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

As of June 30, 2020 and December 31, 2019, the Company had posted $0 and $21,400,000, respectively, of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the six months ended June 30, 2020, the Company recognized a net realized loss on the TRS amounting to $6,929,996. The realized losses of the derivative instruments during the six months ended June 30, 2020 serve as indicators of the volume of derivative activity for the Company. The Company received $258,781 in cash payments from the TRS during the period and paid $7,425,035, with a decrease of $11,458 in payable from, and increase of $224,800 in receivable from to BNP Paribas for the quarter ended June 30, 2020. During the six months ended June 30, 2020, the Company recognized a $2,745,042 change in unrealized gain on the TRS.

As a result of decreases in the market value of certain of the Company’s assets pledged at derivative counterparties, the Company was required to post additional collateral relating to its margin requirements. The Company experienced delays posting collateral with one counterparty and received an Event of Default notice dated March 23, 2020; however, the Company covered the margin call on March 24, 2020 and received a formal waiver on the Event of Default notice from the counterparty dated April 2, 2020.

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

Our Adviser, NexPoint Advisors L.P., has been historically affiliated through common control with HCMLP, an SEC-registered investment adviser. On October 16, 2019, HCMLP filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware. The case was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Court”). On January 9, 2020, the Court approved a change of control of HCMLP, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, HCMLP’s general partner. Mr. Dondero remains an employee of HCMLP and as portfolio manager for all funds and vehicles for which he currently holds such titles. Nevertheless, given Mr. Dondero’s historic role with HCMLP and his continued ownership interest and roles with respect to the Highland platform as a whole, as well as the shared services agreements between HCMLP and our Adviser, we still treat HCMLP and its affiliates as our affiliates for purposes hereof.

On August 12, 2020, HCMLP filed of a plan of reorganization (the “Filed Plan”) with the Court in advance of a mediation process to resolve the case (the “Mediation Plan”) involving HCMLP, the official committee of unsecured creditors, and other parties involved in the reorganization proceedings. Under both the Filed Plan and the Mediation Plan (together the “Plans”), HCMLP’s investment and business activities are expected to continue without interruption, including the shared services arrangement with NexPoint Advisors L.P. Under this arrangement our Adviser may utilize employees from HCMLP in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, employees, compliance and legal. NexPoint Advisors L.P. is neither party to HCMLP’s bankruptcy filing nor subject to the Plans.

NexPoint Advisors L.P. is not a party to HCMLP’s bankruptcy filing. NexPoint Advisors L.P. is a party to a shared services arrangement with HCMLP. Under this arrangement our Adviser may utilize employees from HCMLP in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, employees, compliance and legal. We do not expect HCMLP’s bankruptcy filings to impact its provision of services to NexPoint Advisors L.P. at this time.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2020.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2020, the Company had one unfunded debt commitment with an aggregate unfunded commitment of $333,333. For additional details regarding the Company’s unfunded debt investments, see the Company’s Schedule of Investments as of June 30, 2020.

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

Covenant-Lite Loans Risk

Loans in which the Company invests include covenant-lite loans, which carry more risk to the lender than traditional loans as they may contain fewer or less restrictive covenants on the borrower than traditionally included in loan documentation or may contain other borrowerfriendly characteristics. The Company may experience relatively greater difficulty or delays in enforcing its rights on its holdings of certain covenant-lite loans and debt securities than its holdings of loans or securities with the usual covenants.

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

Interest Rate Risk

Interest Rate risk is the risk that fixed income securities will decline in value because of changes in interest rates. When interest rates decline, the value of fixed rate securities already held by the Company can be expected to rise. Conversely, when interest rates rise, the value of existing fixed rate portfolio securities can be expected to decline. A company with a longer average portfolio duration will be more sensitive to changes in interest rates than a fund with a shorter average portfolio duration.

On July 27, 2017, the head of the United Kingdom’s Financial Conduct Authority announced a desire to phase out the use of LIBOR by the end of 2021. Due to this announcement, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. As such, the potential effect of a transition away from LIBOR on the Company or the financial instruments in which the Company invests can not yet be determined. A successor rate could impact the liquidity and potentially the value of investments that reference LIBOR. The transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition may also result in a change in (i) the value of certain instruments held by the Trust, (ii) the cost of temporary borrowing for the Trust, or (iii) the effectiveness of related Trust transactions such as hedges, as applicable. When LIBOR is discontinued, the LIBOR replacement rate may be lower than market expectations, which could have an adverse impact on the value of preferred and debt-securities with floating or fixed-to-floating rate coupons. Any such effects of the transition away from LIBOR, as well as other unforeseen effects, could result in losses to the Company. Since the usefulness of LIBOR as a benchmark could deteriorate during the transition period, these effects could occur prior to the end of 2021.

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

Pandemics and Associated Economic Disruption Risk

An outbreak of respiratory disease caused by a novel coronavirus was first detected in China in December 2019 and subsequently spread internationally. This coronavirus has resulted in the closing of borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general anxiety and economic uncertainty. The impact of this coronavirus may be short term or may last for an extended period of time and result in a substantial economic downturn. Health caused by outbreaks of disease, such as the coronavirus, may exacerbate other pre-existing political, social and economic risks. This outbreak, and other epidemics and pandemics that may arise in the future, could negatively affect the global economy, as well as the economies of individual countries, individual companies and the market in general in significant and unforeseen ways. For example, a widespread health crisis such as a global pandemic could cause substantial market volatility, exchange trading suspensions and closures, impact the Company’s ability to complete tender offer requests, and affect Company performance. Any such impact could adversely affect the Company’s performance, the performance of the issuers in which the Company invests, lines of credit available to the Company and may lead to losses on your investment in the Company. In addition, the increasing interconnectedness of markets around the world may result in many markets being affected by events or conditions in a single country or region or events affecting a single or small number of issuers.

Senior Loans Risk

The risk that the issuer of a senior loan may fail to pay interest or principal when due, and changes in market interest rates may reduce the value of the senior loan or reduce the Company’s returns. The risks associated with senior loans are similar to the risks of high yield debt securities. Senior loans and other debt securities are also subject to the risk of price declines and to increases in interest rates, particularly long-term rates. Senior loans are also subject to the risk that, as interest rates rise, the cost of borrowing increases, which may increase the risk of default. In addition, the interest rates of floating rate loans typically only adjust to changes in short-term interest rates; long-term interest rates can vary dramatically from short-term interest rates. Therefore, senior loans may not mitigate price declines in a longterm interest rate environment. The Company’s investments in senior loans are typically below investment grade and are considered speculative because of the credit risk of their issuers.

LIBOR is the average offered rate for various maturities of short-term loans between major international banks who are members of the British Bankers Association. LIBOR is the most common benchmark interest rate index used to make adjustments to variable-rate loans. It is used throughout global banking and financial industries to determine interest rates for a variety of financial instruments (such as debt instruments and derivatives) and borrowing arrangements. Due to manipulation allegations in 2012 and reduced activity in the financial markets that it measures, in July 2017, the Financial Conduct Authority, the United Kingdom financial regulatory body, announced a desire to phase out the use of LIBOR by the end of 2021. Please refer to “Interest Rate Risk” for more information.

Structured Finance Securities Risk

A portion of the Companys’s investments may consist of equipment trust certificates, collateralized mortgage obligations, collateralized bond obligations, collateralized loan obligations or similar instruments. Such structured finance securities are generally backed by an asset or a pool of assets, which serve as collateral. Depending on the type of security, the collateral may take the form of a portfolio of mortgage loans or bonds or other assets. The Copmany and other investors in structured finance securities ultimately bear the credit risk of the underlying collateral. In some instances, the structured finance securities are issued in multiple tranches, offering investors various maturity and credit risk characteristics, often categorized as senior, mezzanine and subordinated/equity according to their degree of risk. The riskiest securities are the equity tranche, which bears the bulk of defaults from the bonds or loans serving as collateral, and thus may protect the other, more senior tranches from default. If there are defaults or the relevant collateral otherwise underperforms, scheduled payments to senior tranches of such securities take precedence over those of mezzanine tranches, and scheduled payments to mezzanine tranches take precedence over those to subordinated/equity tranches. A senior tranche typically has higher ratings and lower yields than the underlying securities, and may be rated investment grade. Despite the protection from the equity tranche, other tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to previous defaults and the disappearance of protecting tranches, market anticipation of defaults and aversion to certain structured finance securities as a class.

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

Total Return Swap Risk

The TRS with BNP Paribas enabled us to obtain the economic benefit of owning the securities subject to the TRS without actually owning such securities, in return for making periodic interest-type payments to BNP Paribas plus an amount equal to the depreciation in value of the securities. The TRS was subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the securities underlying the TRS. In addition, we may have incurred certain costs in connection with the TRS, including an underutilization fee in the event that we utilize less than 80% of the amount of the TRS. Costs associated with the TRS in the aggregate, could have been significant. Because this arrangement was not an acquisition of the underlying securities, we have no right to enforce contractual provisions that stem had been from ownership in the securities and have no voting or other rights of ownership. In the event of insolvency of BNP Paribas, we expected that we would be treated as a general creditor of BNP Paribas and would have no claim of title with respect to the underlying securities.

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

Valuation Risk

Certain of the Company’s assets are fair valued, including the Company’s investment in equity issued by TerreStar Corporation (“TerreStar”). TerreStar is a nonoperating company that does not currently generate substantial revenue and which primarily derives its value from licenses for use of two spectrum frequencies, the license with respect to one of which was granted a conditional waiver by the FCC (Federal Communications Commission), on April 30, 2020. The fair valuation of TerreStar involves significant uncertainty as it is materially dependent on estimates of the value of both spectrum licenses.

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of June 30, 2020:

Affiliated investments	Shares at December 31, 2019	Fair value as of December 31, 2019	Purchases	Sales	Realized gains (losses)	Change in unrealized gains (losses)	Fair value as of June 30, 2020	Shares at June 30, 2020	Affiliated Dividend income
NexPoint Strategic Opportunities Fund	120,633	$2,136,410	$—	$(976,094)	$(1,443,373)	$283,057	$—	—	$54,253

NexPoint Residential Trust, Inc.	26,466	1,190,970	23,507	(147,161)	(8,964)	(270,047)	788,305	22,300	66,992

NexPoint Capital REIT, LLC(1)	100	2,425,989	—	(2,189,561)	—	12,489	248,917	100	124,322

NexPoint Real Estate Finance, LLC	—	—	6,312,618	—	—	(1,025,800)	5,286,818	315,631	123,921

Total affiliated investments	147,199	$5,753,369	$6,336,125	$(3,312,816)	$(1,452,337)	$(1,000,301)	$6,324,040	338,031	$369,488

(1)

The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the Portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the six months ended June 30, 2020 and June 30, 2019 is as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2020 (Unaudited)	June 30, 2019 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$8.53	$8.36
Income from investment operations:
Net investment income(1)	0.15	0.16
Net realized and unrealized gain (loss)	(2.64)	0.46

Total from investment operations	(2.49)	0.62

Less distribution declared to common shareholders:
From net investment income	(0.24)	(0.36)
From net realized gains	—	—

Total distributions declared to common shareholders	(0.24)	(0.36)

Capital share transactions
Issuance of common stock(2)	0.00	0.00
Shares tendered(1)	0.00 (3)	0.00 (3)

Net asset value, end of period	$5.80	$8.62
Net asset value total return(4)(5)	(29.42)%	7.38%

Ratio and supplemental data:
Net assets, end of period (in 000’s)	$61,202,812	$90,033,876
Shares outstanding, end of period	10,545,693	10,448,961
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(6)	4.15%	5.35%
Fees and expenses waived or reimbursed(6)	(0.46)%	(0.25)%
Net operating expenses(6)	3.68%	5.10%
Net investment income before fees waived or reimbursed(6)	4.18%	3.50%
Net investment income after fees waived or reimbursed(6)	4.64%	3.75%
Ratio of interest and credit facility expenses to average net assets(6)	0.53%	1.42%
Portfolio turnover rate(5)	60%	26%
Asset coverage ratio	—%	232%
Weighted average commission rate paid(7)	$0.0328	$0.0259

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

The full extent of the impact and effects of the recent outbreak of COVID-19 on the future financial performance of the Company are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, the production delays, and the uncertainty with respect to the accessibility of additional liquidity or the capital markets. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19.

The federal government has enacted various forms of aid to the industries negatively affected by the virus, but we cannot be certain that such aid will help mitigate the material reduction in revenue we may experience. The Coronavirus Aid, Relief, and Economic Security Act (commonly referred to as the “CARES Act” was enacted by the U.S. government on March 27, 2020, to combat the economic impact of the COVID-19 pandemic on businesses, individuals and families. The Adviser is closely monitoring the rollout of the programs provided for under the CARES Act and determining the applicability and availability of CARES Act relief in the Company’s underlying investments, but there is still significant uncertainty with respect to how the CARES Act will be implemented and what relief may be available for passive real estate investors.

On July 2, 2020, the Audit Committee (the “Audit Committee”) of the board of directors of NexPoint Capital, Inc. recommended, and the Board approved, the appointment of Cohen & Company, Ltd. (“Cohen”) as the Company’s independent registered public accounting firm.

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

Overview

We were formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC (Regulated Investment Company) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) with retroactive effect to the date we elected to be treated as a BDC. As a BDC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of June 30, 2020 the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $14.8 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2021.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of June 30, 2020, are $859,415. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2020 quarterly fee waivers and expense reimbursements due from the Adviser as of June 30, 2020, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
June 30, 2020	$445,585	$291,677	$153,908	$(30,539)	June 30, 2023
March 31, 2020	257,226	72,779	184,447	184,447	March 31, 2023

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2017	$1,304,585	$975,289	$329,296	$(122,135)	December 31, 2020
September 30, 2017	983,110	531,679	451,431	252,953	September 30, 2020
June 30, 2017	631,906	433,428	198,478	—	Expired
March 31, 2017	329,791	182,226	147,565	—	Expired

During the three and six months ended June 30, 2020, $50,913 and $198,478, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2021 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and six months ended June 30, 2020 and June 30, 2019

During the six months ended June 30, 2020, we made long investments in portfolio companies and other investments totaling $42,245,592. During the same period, we generated proceeds from sales and principal repayments on long investments of $60,723,644. As of June 30, 2020, our investment portfolio, with a total fair value of $59 million, consisted of 45 interests in portfolio companies (calculated as a percentage of total invested assets: 41.6% in first lien senior secured loans, 9.4% in second lien senior secured loans, 2.0% in unsecured loans, 0.0% in escrow loans, 10.3% in corporate bonds, 0.5% in asset-backed securities, 0.0% in closed-end mutual funds, 0.1% in warrants, 16.1% in common stock, 0.0% in preferred stock, 0.0% in mortgage-backed-securities, 19.9% in LLC interests, and 0.0% in rights). As of June 30, 2020, the investments in our portfolio carry a weighted average price of 86.54% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 6.40% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity. As of June 30, 2020, there were no positions held in the TRS.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and six months ended June 30, 2020 and June 30, 2019:

Net Investment Activity	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Purchases	$22,790,930	$42,245,592
Payment-in-kind	180,558	355,015
Sales and Principal Repayments	(8,234,903)	(60,723,644)

Net Portfolio Activity	$14,736,585	$(18,123,037)

Net Investment Activity	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Purchases	$12,174,537	$26,748,956
Payment-in-kind	155,393	303,939
Sales and Principal Repayments	(19,167,964)	(27,960,827)

Net Portfolio Activity	$(6,838,034)	$(637,932)

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$17,968,472	78.8%	$23,206,099	54.9%
Senior Secured Loans—Second Lien	4,807,222	21.1%	4,807,222	11.4%
Corporate Bonds	—	0.0%	4,842,635	11.5%
LLC Interests		0.0%	6,312,618	14.9%
Equities	15,236	0.1%	3,077,018	7.3%

Total Investment Activity	$22,790,930	100.0%	$42,245,592	100.0%

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$2,920,820	24.0%	$4,806,095	17.9%
Senior Secure Loans—Second Lien	—	0.0%	—	0.0%
Mortgage-Backed-Securities	—	0.0%	4,000,000	15.0%
Corporate Bonds	1,872,945	15.4%	8,365,445	31.2%
Preferred Stocks	2,000,000	16.4%	4,189,561	15.7%
Warrants	52,987	0.4%	52,987	0.2%
Equities	4,340,573	35.7%	4,347,656	16.3%
Closed-End Mutual Funds	987,212	8.1%	987,212	3.7%

Total Investment Activity	$12,174,537	100.0%	$26,748,956	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2020 and December 31, 2019:

June 30, 2020
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$25,915,051	$24,634,669	41.7%
Senior Secured Loans — Second Lien	5,400,252	5,558,879	9.4%
Unsecured Loans	4,602,193	1,170,178	2.0%
Asset-Backed Securities	671,187	300,848	0.5%
LLC Interests	13,312,618	11,746,270	19.9%
Corporate Bonds	6,698,964	6,078,784	10.3%
Common Stocks	7,945,816	9,474,822	16.1%
Preferred Stocks	3,051,713	—	0.0%
Warrants	52,987	47,667	0.1%

Total Invested Assets	$67,650,781	$59,012,117	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$8,473,042	$7,683,965	7.7%
Senior Secured Loans — Second Lien	553,265	326,838	0.3%
Senior Secured Loans — Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	3.7%
Asset-Backed Securities	896,536	743,520	0.7%
Mortgage-Backed Securities	3,996,530	3,994,444	4.0%
LLC Interest	9,189,561	9,358,646	9.3%
Closed-End Mutual Funds	2,419,467	2,136,410	2.1%
Corporate Bonds	42,275,712	40,822,499	40.6%
Common Stocks	20,812,044	23,018,795	22.9%
Preferred Stocks	10,285,555	8,491,470	8.5%
Warrants	52,988	74,598	0.1%
Rights	148,370	61,391	0.1%

Total Invested Assets	$103,378,022	$100,427,692	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of June 30, 2020 and December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. There were no positions in the TRS as of June 30, 2020. The investments underlying the TRS had a notional amount of $50,904,830 and a market value of $47,899,681 as of December 31, 2019.

June 30, 2020
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$25,915,051	$24,634,669	41.7%
Senior Secured Loans — Second Lien	5,400,252	5,558,879	9.4%
Unsecured Loans	4,602,193	1,170,178	2.0%
Asset-Backed Securities	671,187	300,848	0.5%
LLC Interests	13,312,618	11,746,270	19.9%
Corporate Bonds	6,698,964	6,078,784	10.3%
Common Stocks	7,945,816	9,474,822	16.1%
Preferred Stocks	3,051,713	—	0.0%
Warrants	52,987	47,667	0.1%

Total Invested Assets	$67,650,781	$59,012,117	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$51,120,740	$47,656,091	32.1%
Senior Secured Loans — Second Lien	8,810,397	8,254,393	5.6%
Senior Secured Loans — Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	2.5%
Asset-Backed Securities	896,536	743,520	0.5%
Mortgage-Backed Securities	3,996,530	3,994,444	2.7%
Closed-End Mutual Funds	2,419,467	2,136,410	1.4%
Corporate Bonds	42,275,712	40,822,499	27.6%
Common Stocks	20,812,044	23,018,795	15.5%
LLC Interests	9,189,561	9,358,646	6.3%
Preferred Stocks	10,285,555	8,491,470	5.7%
Warrants	52,988	74,598	0.1%
Rights	148,370	61,391	0.0%

Total Invested Assets	$154,282,852	$148,327,373	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Number of Investments	45	54
% Variable Rate (based on fair value)	79%	56% (1)
% Non-Income Producing Equity or Other Investments (based on fair value)	16%	9% (1)
Weighted Average Cost Price of Investments (as a % of par or stated value)	86.54%	97.24% (1)
Weighted Average Credit Rating of Investments that were Rated	B3	B3 (1)
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.1%	0.1% (1)

(1)	Includes value of investments underlying the TRS.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$5,546,968	9.4%	$4,611,683	4.6%
Broadly Syndicated – Public	336,124	0.6%	21,598,588	21.5%
Middle-Market	52,828,177	89.5%	73,473,901	73.2%
Opportunistic/Other	300,848	0.5%	2743,520	0.7%

Total Invested Assets	$59,012,117	100.0%	$100,427,692	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	$42,500	0.0%
Consumer Products	2,000,000	3.4%	2,000,000	2.0%
Energy	369,971	0.6%	6,745,696	6.7%
Financials	2,393,348	4.1%	12,900,074	12.9%
Healthcare	30,814,517	52.2%	44,383,560	44.2%

Manufacturing	1,550,000	2.5%	—	0.0%
Materials	1,170,455	2.0%	3,734,736	3.7%
Media/Telecommunications	336,124	0.6%	2,457,365	2.4%
Real Estate Investment Trusts (REITs)	1,037,222	1.8%	13,458,505	13.4%
Real Estate	10,997,353	18.6%	6,432,657	6.4%
Retail	224,524	0.4%	1,124,467	1.1%
Service	2,529,136	4.3%	59,183	0.1%
Telecommunication Services	5,546,968	9.4%	4,611,683	4.6%
Utility	—	0.0%	2,477,266	2.5%

Total Invested Assets	$59,012,117	100.0%	$100,427,692	100.0%

As of June 30, 2020, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, LLC, NexPoint Capital REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of June 30, 2020 and December 31, 2019, 53% and 45% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Envision Healthcare Corp.: As of June 30, 2020 and December 31, 2019, we held first lien senior secured loans of Envision Healthcare Corp. with an aggregate fair value of $3.9 million and $0.9 million, respectively. Envision Healthcare Corporation is a nationwide provider of healthcare clinical solutions, including physician-led services, ambulatory services, and post-acute services, in addition to being one of the largest owner and operator of ambulatory surgery centers. As of March 31, 2020, the company delivered physician services to more than 2,000 clinical departments in healthcare facilities in 44 states through a 27,000 physician and other healthcare professional employee team. In addition, the company operated 257 ambulatory surgery centers in 34 states with approximately 2,000 physician partners and 1,000 other affiliated physicians.

BW NHHC Holdco, Inc.: As of June 30, 2020 and December 31, 2019, we held first lien senior secured loans of BW NHHC Holdco, Inc. with an aggregate fair value of $3.6 million and $0 million, respectively. The company is one of the nation’s largest providers of home-based care, with a footprint in the Northeast, Midwest and South. They are a transformational company, which provides quality comprehensive care continuum of personal care, skilled home health, hospice care and behavioral health. The company is comprised of 35,000 caregivers serving over 60,000 patients and their families daily, in 225 locations across 16 states. During the quarter ended March 31, 2020, the company had an average of 11,489 episodic census in their skilled services segment, 765 admits in their hospice segment, and 2,122 hours in their personal care services segment.

RadNet, Inc.: As of June 30, 2020 and December 31, 2019, we held first lien senior secured loans of RadNet, Inc. with an aggregate fair value of $3.4 million and $0.0 million, respectively. As of March 31, 2020, the company owns and/or manages more than 335 centers that offer a variety of diagnostic imaging services, including magnetic resonance imaging (MRI), computed tomography (CT), PET scanning, X-ray, ultrasound, and mammography. Its facilities are typically organized in regional clusters around urban hubs. RadNet contracts with groups of radiologists and other third parties to provide the actual medical services while it runs the administration of the facilities and takes a cut of the revenues plus a management fee. It also develops and sells radiology software and provides teleradiology interpretation services.

Surgery Center Holdings, Inc.: As of June 30, 2020 and December 31, 2019, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $3.3 million and $11.9 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. As of March 31, 2020, the company owned or operated a portfolio of 127 surgical facilities, comprised of 111 ambulatory surgery centers and 16 surgical hospitals in 30 states.

Global Medical Response, Inc.: As of June 30, 2020 and December 31, 2019, we held first lien senior secured loans of Global Medical Response, Inc. with an aggregate fair value of $3.3 million and $0, respectively. Global Medical Response is a medical transportation company in the United States that provides and manages community-based medical transportation services, including emergency, non-emergency and managed transportation, fixed-wing air ambulance and disaster response. Additionally, they are one of the leaders in the ambulance industry and provides quality medical care and patient relocation services in the United States, and around the world through the utilization of more than 7,000 ground vehicles, 100 fire vehicles, 300 rotor-wing aircraft, and 100 fixed-wing aircraft.

Results of Operations for the three and six months ended June 30, 2020 and June 30, 2019

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

Expenses

For the three and six months ended June 30, 2020, we had total net operating expenses of $467,757 or $0.04 per share and $1,221,941 or $0.12 per share, respectively. For the three and six months ended June 30, 2019, we had net operating expenses of $1,164,150 or $0.11per share and $2,322,344 or $0.22 per share, respectively. Base management fees attributed to the Adviser were $201,229 and $627,964 for the three and six months ended June 30, 2020, respectively. Base management fees attributed to the Adviser were $505,660 and $996,689 for the three and six months ended June 30, 2019, respectively. Our expenses include administrative services expenses attributed to the Adviser of $50,978 and $125,594 for the three and six months ended June 30, 2020. Administrative services expenses attributed to the Adviser of $100,547 and $199,338 for the three and six months ended June 30, 2019, respectively.

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

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment (1)	Administrator fees Waived and Subject to Recoupment (1)	Recoupment Eligibility Expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	September 30, 2020
June 30, 2017	389,733	77,947	Expired
March 31, 2017	390,969	78,194	Expired
December 31, 2016	366,861	73,372	Expired
September 30, 2016	343,320	68,664	Expired
June 30, 2016	74,421	14,884	Expired

Total	$2,284,508	$458,275

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

Our other expenses subject to the Expense Limitation Agreement for the three and six months ended June 30, 2020 were $188,359 and $445,585, respectively, and consisted of the following:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Audit and tax fees	$24,855	$94,283
Legal fees	12,208	25,316
Custodian and accounting service fees	79,879	153,135
Reports to stockholders	13,960	29,344
Stock transfer fee	43,403	116,222
Directors’ fees	5,378	9,889
Other expenses	8,676	17,396

Total	$188,359	$445,585

Our other expenses subject to the Expense Limitation Agreement for three and six months ended June 30, 2019 were $291,234 and $586,411 respectively consisted of the following:

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

Net Investment Income

We earned net investment income of $636,915 or $0.06 per share, and $876,514 or $0.08 per share, for the three months ended June 30, 2020 and June 30, 2019, respectively. We earned net investment income of $1,591,665 or $0.15 per share, and $1,706,727 or $0.16 per share for the six months ended June 30, 2020 and June 30, 2019, respectively

Net Realized Gains or Losses

We had sales or principal repayments of $8,243,903 and $19,167,964 during the three months ended June 30, 2020 and June 30, 2019, respectively, from which we realized a net gains/(losses) of $(1,987,706) and $109,755, respectively. We had sales or principal repayments of $60,723,644 and $27,960,827 during the six months ended June 30, 2020 and June 30, 2019, respectively, from which we realized a net gains/(losses) of $(17,935,082) and $896,508, respectively Additionally, during the three months ended June 30, 2020 and June 30, 2019, we realized gains/(losses) on total return swaps of $(6,659,937) and $444,361, respectively. During the six months ended June 30, 2020 and June 30, 2019, we realized gains/(losses) on total return swaps of $(6,929,996) and $806,842, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended June 30, 2020 and June 30, 2019, the net change in unrealized appreciation (depreciation) on investments totaled $8,023,343 or $0.76 per share, and $(1,351,556) or $(0.13) per share, respectively. For the six months ended June 30, 2020 and June 30, 2019, the net change in unrealized appreciation (depreciation) on investments totaled ($5,688,334) or $(0.54) per share, and $2,869,690 or $0.28 per share, respectively. For the three months ended June 30, 2020 and June 30, 2019, the net change in unrealized appreciation (depreciation) on the TRS was $8,571,707, and $223,217, respectively. For the six months ended June 30, 2020 and June 30, 2019, the net change in unrealized appreciation (depreciation) on the TRS was $2,745,042 and $30,714, respectively the net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2020 and June 30, 2019 was primarily driven by the performance of OmniMax International Inc. Unsecured TL and the and the Valeant Pharmaceuticals Inc. 6.125% Corporate Bonds, respectively.

Net Increase from Payment from Affiliates

For the three and six months ended June 30, 2020 and June 30, 2019, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of June 30, 2020 would have been lower. These payments are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2020 and June 30, 2019, the net increase/(decrease) in net assets resulting from operations was $(26,216,705) or ($2.49) per share, and $6,310,481 or $0.61 per share, respectively.

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Income	$2,813,606	$4,029,071
Net expenses	(1,221,941)	(2,322,344)
Net realized gain/(loss)	(24,865,078)	1,703,350
Net unrealized appreciation (depreciation)	(2,943,292)	2,900,404
Net increase from amounts committed by affiliates	—	—

Total	$(26,216,705)	$6,310,481

For the three months ended June 30, 2010 and June 30, 2019, the net increase/(decrease) in net assets resulting from operations was $8,584,322 or $0.81 per share, and $299,291 or $0.03 per share, respectively.

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019
Income	$1,104,672	$2,040,664
Net expenses	(467,757)	(1,164,150)
Net realized gain/(loss)	(8,647,643)	554,116
Net unrealized appreciation (depreciation)	16,595,050	(1,131,339)
Net increase from amounts committed by affiliates	—	—

Total	$8,584,322	$299,291

Financial Condition, Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $1,970,573 and $7,764,892, respectively. As of June 30, 2020 and December 31, 2019, $1,552,705 and $7,745,979 was held in the State Street U.S. Government Money Market Fund, and $417,868 and $18,913 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of June 30, 2020 the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $14.8 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the three months ended June 30, 2020 and June 30, 2019, respectively, and were offset against capital in excess of par value on the financial statements.

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

As of June 30, 2020 and December 31, 2019, $0 and $ $33,714,864, respectively, were outstanding under the Financing Arrangement. As of April 15, 2020, the Financing Arrangement was paid down and closed. For the three and six months ended June 30, 2020 and June 30, 2019, the components of total interest expense were as follows:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Direct interest expense	$6,283	$176,911
Commitment fees		(204)
Amortization of financing costs	—	—

Total	$6,283	$176,707

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Direct interest expense	$339,299	$645,649
Commitment fees	—	—
Amortization of financing costs	—	—

Total	$339,299	$645,649

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

On June 10, 2020, the TRS expired. As of December 31, 2019, the TRS had a notional amount of $50,904,830 and a market value of $47,899,681. Cash collateral of $ $21,400,000 was posted against the TRS as of December 31, 2019. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2020 and December 31, 2019, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the six months ended June 30, 2020 and June 30, 2019, the Company incurred $0 and $0 of incentive fees on capital gains, respectively Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of June 30, 2020.

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

Distributions

In order to qualify for the special tax treatment accorded RICs and their shareholders, we are required under the Code, among other things, to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or “investment company taxable income,” to our stockholders on an annual basis. We intend to authorize and declare quarterly distributions to be paid quarterly to our stockholders as determined by the Board. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and six months ended June 30, 2020 and June 30, 2019, the Company did not distribute in excess of net investment income.

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

For the six months ended June 30, 2020, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend (1)	Dividends Reinvested (2)(3)
4/27/2020	$0.060	$633,540	$241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/03/2020(2)	—	—	396,214

Total	$0.240	$2,522,147	$1,516,799

Total

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
[3]	The March 2020 Dividend was reinvested in April 2020.

For the year ended December 31, 2019, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	626,130	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019 (2)	—	—	456,444

Total	$0.720	$7,512,670	$4,823,663

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.
[3]	The December 2019 Dividend will be reinvested in January 2020.

For the year ended December 31, 2018, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend	Dividends Reinvested
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•

The Adviser has entered into an agreement with HCMLP, its affiliate, pursuant to which HCMLP makes available to the Adviser experienced investment professionals and other resources of HCMLP and its affiliates.

•	The dealer manager for our continuous public offering, NexPoint Securities, Inc., is an affiliate of the Adviser.

•	In aggregate as of June 30, 2020, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $14.8 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of June 30, 2020 would have been lower. These payments are not recoupable by the Adviser.

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

Critical Accounting Policies

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. We have identified the following as critical accounting policies.

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

With respect to investments for which market quotations are not readily available, the Board and the Adviser undertake a multi-step valuation process each quarter, as described below:

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

•	Based on this information, the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith.

As of June 30, 2020 the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Market Value
Grayson Investor Corp.	Asset-Backed Securities	$246,920
PAMCO CLO 1997-1A B	Asset-Backed Securities	53,928
American Banknote Corp.	Common Stocks	2,092,500
Creative Science Properties, Inc.	Common Stocks	1,500,000
OmniMax International, Inc.	Common Stocks	268
SteadyMed Ltd.	Common Stocks	40,405
Terrestar Corp.	Common Stocks	4,761,374
NexPoint Capital REIT, LLC	LLC Interests	248,917
SFR WLIF III, LLC	LLC Interests	1,429,384
SFR WLIF II, LLC	LLC Interests	2,781,151
US GAMING LLC	LLC Interests	2,000,000
Terrestar Corp.	Senior Secured Loans	614,206
Terrestar Corp.	Senior Secured Loans	145,409
Terrestar Corp.	Senior Secured Loans	25,979
OmniMax International, Inc.	Unsecured Loans	1,170,178
Galena Biopharma, Inc.	Warrants	—
Gemphire Therapeutics, Inc.	Warrants	1,104
OmniMax International, Inc.	Warrants	8
SCYNEXIS, Inc.	Warrants	20,321

As of December 31, 2019, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Market value
PAMCO CLO 1997-1A B	Asset-Backed Securities	$139,629
American Banknote Corp	Common Stocks	2,467,500
OmniMax International, Inc.	Common Stocks	20,898

SteadyMed Ltd.	Common Stocks	40,405
TerreStar Corp.	Common Stocks	3,890,081
NexPoint Capital REIT, LLC	LLC Interests	2,425,989
SFR WLIF III, LLC	LLC Interests	1,615,315
SFR WLIF II, LLC	LLC Interests	3,317,342
US GAMING LLC	LLC Interests	2,000,000
TerreStar Corp.	Senior Secured Loans	583,470
TerreStar Corp.	Senior Secured Loans	138,132
OmniMax International, Inc	Unsecured Loans	3,713,191
Galena Biopharma, Inc.	Warrants	—
Gemphire Therapeutics, Inc.	Warrants	1,340
OmniMax International, Inc.	Warrants	647
SCYNEXIS, Inc.	Warrants	28,497

The Company values the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued based on indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Valuation Committee and the Board review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Valuation Committee or the Board have any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the TRS, see Note 7 to the financial statements included herein. The TRS expired on June 10, 2020.

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended June 30, 2020 and June 30, 2019, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to June 30, 2020, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and six months ended June 30, 2020 and June 30, 2019, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three months ended June 30, 2020 and June 30, 2019, the Company capitalized $0 and $0 of offering costs, respectively. Of the capitalized offering costs, $0 and $5,445 were amortized to expense during the three months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020 and June 30, 2019, $0 and $0 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2020, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

Investment Transactions and Related Investment Income and Expense

We record our investment transactions on a trade date basis, which is the date when we have determined that all material terms have been defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. All related revenue and expenses attributable to these transactions are reflected on the Statements of Operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded on the specific identification method. We accrue interest income if we expect that ultimately, we will be able to collect it. Generally, when an interest payment default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that such interest will not be collected and the amount of uncollectible interest can be reasonably estimated. We also accrue for delayed compensation, which is a pricing adjustment payable by the parties to a secondary loan trade that closes late, intended to assure that neither party derives an economic advantage from the delay. Delayed compensation begins calculating at the loan’s specific coupon rate if a trade hasn’t settled within 7 business days of trading. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income, and will be accreted or amortized over the maturity period of the investments. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amount.

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

We are subject to financial market risks, most significantly changes in interest rates. As of June 30, 2020, 79% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

The TRS expired on June 10, 2020.

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

Assuming that the Statement of Assets and Liabilities as of June 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	(41,195)	—	(41,195)
Up 50 basis points	184,629	—	184,629
Up 100 basis points	369,258	—	369,258
Up 200 basis points	738,517	—	738,517
Up 300 basis points	1,107,775	—	1,107,775

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

As of the period covered by this report, we, including our president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation and subject to the foregoing, our president and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020, due to the ongoing material weakness in its internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Management previously identified a material weakness as of December 31, 2019, which remained as of June 30, 2020, that the Adviser’s disclosure controls and procedures were not effective due to a material weakness over the application of fair value accounting with respect to the validation of fair value methodologies. Specifically, the controls were not sufficiently designed to ensure the appropriateness of the fair value determinations reached for Level 3 real estate-related holdings. While this control deficiency did not result in a misstatement, it could result in a misstatement to the investment balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Additionally, the Material Weakness could result in a misstatement to the investment balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management has developed a plan to remediate the material weakness described above. Management utilizes one or more independent valuation experts as part of its existing valuation process for Level 3 real estate-related holdings. Management has undertaken additional review procedures by designating a member of the Valuation Committee to monitor and report to the Valuation Committee to ensure that for significant real estate-related holdings, fair values for such holdings are validated through one or more other valuation techniques that are acceptable under ASC 820.

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

We believe the measures already implemented as described above will facilitate the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. Based on the steps we have taken to date and the anticipated timing of appropriate test work to ensure adequate design and operating effectiveness of such steps, we expect that the remediation of the Material Weakness will be completed on or about September 30, 2020. We cannot assure you, however, that the steps already taken will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions. The Material Weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Item 1A:	Risk Factors.

None.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.10	Control Agreement, dated and effective as of June 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of June 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

Number	Description

10.12	Committed Facility Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.17	Amended and Restated Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of April 2, 2018, by and between NexPoint Capital, Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on April 6, 2018)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	File herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: August 13, 2020	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: August 13, 2020	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer