Form 10-Q
period 2020-09-30
NexPoint Capital, Inc.
filed 2020-11-12
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2020, the Registrant had 10,494,309 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Unaffiliated investments, at fair value (cost of $56,268,519 and $97,920,246, respectively)	$53,484,725	$94,674,323
Affiliated investments, at fair value (cost of $7,035,712 and $5,457,776, respectively)(1)	5,876,503	5,753,369
Cash and cash equivalents	4,268,422	7,764,892
Due from counterparty(2)	—	21,400,000
Dividends and interest receivable	271,244	1,042,105
Receivable from Adviser(3)	94,039	50,130
Other receivables	39,117	—
Prepaid expenses	2,084	12,208

Total assets	64,036,134	130,697,027

Liabilities
Credit facilities payable(4)	—	33,714,864
Payable for investments purchased	—	2,533,314
Payable on total return swap(2)	—	11,458
Unrealized depreciation on total return swap(2)	—	2,745,042
Common stock repurchased	—	1,102,405
Payable to Adviser(3)	260,976	570,453
Interest expense and commitment fees payable	—	80,207
Accrued expenses and other liabilities	233,178	378,205
Distributions payable	944,487	625,526

Total liabilities	1,438,641	41,761,474

Commitments and contingencies(5)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,494,309 and 10,425,431 shares issued and outstanding, respectively)	10,494	10,425
Paid-in capital in excess of par	94,105,374	93,412,260
Total accumulated earnings (loss)	(31,518,375)	(4,487,132)

Total net assets	$62,597,493	$88,935,553

Net asset value per share of common stock	$5.96	$8.53

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of total return swaps.
(3)	See Note 4 for a discussion of related party transactions and arrangements.
(4)	See Note 7 for a discussion of credit facility.
(5)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income:
Interest	$879,499	$1,457,099	$2,440,684	$4,537,921
Interest paid in kind	22,425	163,327	377,440	467,266
Dividend income from unaffiliated investments	84,493	279,927	503,857	770,810
Dividend income from affiliated investments (1)	133,221	79,643	502,709	183,175
Other fee income	1	—	108,555	49,895

Total investment income	1,119,639	1,979,996	3,933,245	6,009,067

Expenses:
Investment advisory fees (2)	201,136	499,288	829,100	1,495,977
Custodian and accounting service fees	81,522	80,668	234,657	236,864
Administration fees (2)	59,839	100,029	185,433	299,367
Interest expense and commitment fees (3)	—	315,653	176,707	961,302
Stock transfer fee	59,005	74,605	175,227	272,779
Audit and tax fees	46,114	59,123	140,397	179,110
Legal fees	27,538	18,703	52,854	67,291
Reports to stockholders	14,173	13,448	43,517	46,552
Other expenses	23,980	64,113	41,375	87,693
Directors’ fees (2)	6,238	4,956	16,127	15,106
Amortized offering costs	—	—	—	5,445

Total expenses	519,545	1,230,586	1,895,394	3,667,486

Expenses (waived) or recouped by the Adviser (2)	(94,039)	17,417	(247,947)	(97,139)

Net expenses	425,506	1,248,003	1,647,447	3,570,347

Net investment income	694,133	731,993	2,285,798	2,438,720

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	(2,737,698)	(221,845)	(19,220,443)	674,663
Affiliated investments (1)	—	—	(1,452,337)	—
Total return swaps (4)	—	491,235	(6,929,996)	1,298,077
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	5,150,162	1,084,500	462,129	1,313,553
Affiliated investments (1)	(454,501)	60,174	(1,454,802)	2,700,811
Total return swaps (4)	—	(352,574)	2,745,042	(321,860)

Net realized and unrealized gains (losses)	1,957,963	1,061,490	(25,850,407)	5,665,244

Net increase/(decrease) in net assets resulting from operations	$2,652,096	$1,793,483	$(23,564,609)	$8,103,964

Per share information—basic and diluted per common share
Net investment income:	$0.07	$0.07	$0.22	$0.23
Earnings (loss) per share:	$0.25	$0.17	$(2.24)	$0.78
Weighted average shares outstanding:	10,528,658	10,458,686	10,520,781	10,424,953

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at June 30, 2019	10,448,961	$10,449	$93,756,115	$(3,732,688)	$90,033,876
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	731,993	731,993
Net realized gain (loss) on investments and securities sold short	—	—	—	(221,845)	(221,845)
Net realized gain (loss) on total return swaps(1)	—	—	—	491,235	491,235
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	1,144,674	1,144,674
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	(352,574)	(352,574)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(127,127)	(127)	(1,090,622)	—	(1,090,749)
Reinvestment of common stock	93,278	93	794,039	—	794,132
Distributions to shareholders	—	—	—	(1,889,168)	(1,889,168)

Total increase (decrease) for the three months ended September 30, 2019	(33,849)	(34)	(296,583)	(95,685)	(392,302)

Balance at September 30, 2019	10,415,112	$10,415	$93,459,532	$(3,828,373)	$89,641,574

Distributions to shareholders per share	—	$—	$—	$0.18	$0.18

Balance at December 31, 2018	10,322,327	$10,322	$92,602,409	$(6,301,768)	$86,310,963
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	2,438,720	2,438,720
Net realized gain (loss) on investments and securities sold short	—	—	—	674,663	674,663
Net realized gain (loss) on total return swaps(1)	—	—	—	1,298,077	1,298,077
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	4,014,364	4,014,364
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	(321,860)	(321,860)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(323,385)	(323)	(2,772,957)	—	(2,773,280)
Reinvestment of common stock	416,170	416	3,630,080	—	3,630,496
Distributions to stockholders	—	—	—	(5,630,569)	(5,630,569)

Total increase (decrease) for the nine months ended September 30, 2019	92,785	93	857,123	2,473,395	3,330,611

Balance at September 30, 2019	10,415,112	$10,415	$93,459,532	$(3,828,373)	$89,641,574

Distributions to shareholders per share	—	$—	$—	$0.54	$0.54

(1) See Note 7 for a discussion on Total Return Swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at June 30, 2020	10,545,693	$10,546	$94,418,250	$(33,225,984)	$61,202,812
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	694,133	694,133
Net realized gain (loss) on investments and securities sold short	—	—	—	(2,737,698)	(2,737,698)
Net realized gain (loss) on total return swaps(1)	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	4,695,661	4,695,661
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	—	—
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(51,384)	(52)	(312,876)	—	(312,928)
Reinvestment of common stock	—	—	—	—	—
Distributions to shareholders	—	—	—	(944,487)	(944,487)

Total increase (decrease) for the three months ended September 30, 2020	(51,384)	(52)	(312,876)	1,707,609	1,394,681

Balance at September 30, 2020	10,494,309	$10,494	$94,105,374	$(31,518,375)	$62,597,493

Distributions to shareholders per share	—	$—	$—	$0.09	$0.09

Balance at December 31, 2019	10,425,431	$10,425	$93,412,260	$(4,487,132)	$88,935,553
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	2,285,798	2,285,798
Net realized gain (loss) on investments and securities sold short	—	—	—	(20,672,780)	(20,672,780)
Net realized gain (loss) on total return swaps(1)	—	—	—	(6,929,996)	(6,929,996)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	(992,673)	(992,673)
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	2,745,042	2,745,042
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(146,718)	(147)	(823,469)	—	(823,616)
Reinvestment of common stock	215,596	216	1,516,583	—	1,516,799
Distributions to stockholders	—	—	—	(3,466,634)	(3,466,634)

Total increase (decrease) for the nine months ended September 30, 2020	68,878	69	693,114	(27,031,243)	(26,338,060)

Balance at September 30, 2020	10,494,309	$10,494	$94,105,374	$(31,518,375)	$62,597,493

Distributions to shareholders per share	—	$—	$—	$0.33	$0.33

(1)	See Note 7 for a discussion on Total Return Swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$(23,564,609)	$8,103,964

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(48,565,179)	(33,681,146)
Payment-in-kind investments	(377,440)	(467,266)
Proceeds from sales and principal repayments of investment securities	69,041,052	30,502,390
Net realized (gain) loss on investments	20,672,780	(674,663)
Net change in unrealized (appreciation) depreciation on investments	992,673	(4,014,364)
Net change in unrealized (appreciation) depreciation on total return swaps	(2,745,042)	321,860
Amortization of premium/discount, net	(697,422)	(706,565)
Amortization of capitalized offering costs	—	5,445
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	(267,600)
(Increase) decrease in dividends and interest receivable	770,861	(398,680)
(Increase) decrease in receivable from Adviser	(43,909)	—
(Increase) decrease in other receivables	(39,117)	—
(Increase) decrease in prepaid expenses	10,124	5,674
(Increase) decrease in due from counterparty	21,400,000	(80,000)
(Increase) decrease in receivable due on total return swap	—	77,911
Increase (decrease) in payable for investments purchased	(2,533,314)	(2,573,276)
Increase (decrease) in payable to Adviser	(309,477)	324,829
Increase (decrease) in interest expense and commitment fees payable	(80,207)	86,376
Increase (decrease) in accrued expenses and other liabilities	(145,027)	(170,040)
Increase (decrease) in payable on total return swap	(11,458)	—

Net cash flow provided by (used in) operating activities	33,775,289	(3,605,151)

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(1,926,021)	(1,682,531)
Distributions paid in cash	(1,630,874)	(2,089,518)
(Decrease) in credit facilities payable	(40,971,068)	(6,727,171)
Increase in credit facilities payable	7,256,204	12,793,206

Net cash flow provided by (used in) financing activities	(37,271,759)	2,293,986

Net decrease in cash and cash equivalents	(3,496,470)	(1,311,165)

Cash and cash equivalents
Beginning of the period	7,764,892	7,112,205

End of the period	$4,268,422	$5,801,040

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$377,440	$467,266
Cash paid during the period for interest	$256,914	$874,926
Reinvestment of distributions paid	$1,516,799	$3,630,496
Local and excise taxes paid	$47,000	$194,579

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of September 30, 2020

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value

Senior Secured Loans – 51.3%(4)
Energy – 0.8%
Fieldwood Energy, LLC (First Lien Term Loan)(5)			4/11/2022	$1,800,549	$1,798,137	$479,396
Fieldwood Energy, LLC (Second Lien Term Loan)(5)			4/11/2023	567,797	556,231	869

						480,265

Healthcare – 42.0%
Air Methods Corp. (First Lien Term Loan)(6)	L + 350	1.00%	4/22/2024	1,967,576	1,518,883	1,732,697
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(7) (8)	L + 375	0.00%	2/27/2026	2,547,419	2,536,698	2,364,858
BioClinica Holding I, LP (First Lien Term Loan)(7)	L + 425	1.00%	10/20/2023	1,937,134	1,732,695	1,915,342
BW NHHC Holdco, Inc. (First Lien Term Loan)(6)	L + 500	0.00%	5/15/2025	4,525,463	2,996,567	3,906,991
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)(9)	4% Fixed		7/1/2026	333,333	796	(26,112)
Covenant Surgical Partners, Inc. (First Lien Term Loan)(7)	L + 400	0.00%	7/1/2026	1,650,062	1,654,022	1,520,805
Envision Healthcare Corp. (First Lien Term Loan)(7)	L + 375	0.00%	10/10/2025	5,902,424	4,348,221	4,287,698
Global Medical Response, Inc. (First Lien Term Loan)(6)	L + 425	1.00%	3/14/2025	3,409,567	3,090,159	3,315,804
Patterson Medical Holdings, Inc. (First Lien Term Loan)(6)	L + 475	1.00%	8/29/2022	2,427,783	2,136,333	2,298,806
RadNet, Inc. (First Lien Term Loan)(6) (8)	L + 375	1.00%	6/30/2023	3,517,098	3,417,655	3,479,729
Sound Inpatient Physicians (Second Lien Term Loan)(7)	L + 675	0.00%	6/26/2026	1,555,556	1,444,433	1,523,480

						26,320,098

Manufacturing – 2.6%
Truck Hero, Inc. (Second Lien Term Loan)(7)	L + 825	1.00%	4/17/2025	1,666,667	1,229,207	1,613,892

Service – 4.6%
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)(6)	L + 650	1.00%	7/25/2022	3,000,000	2,272,682	2,910,210

Telecommunication Services – 1.3%
TerreStar Corp. (First Lien Term Loan)(10) (11)	11% PIK		2/27/2021	635,447	635,447	634,811
TerreStar Corp. (First Lien Term Loan)(10) (11)	11% PIK		2/28/2022	150,438	150,438	150,287
TerreStar Corp. (First Lien Term Loan)(10) (11)	11% PIK		2/28/2022	26,877	26,876	26,850

						811,948

Total Senior Secured Loans						32,136,413

Asset-Backed Securities – 0.4%
Financials – 0.4%
Grayson Investor Corp. (8) (10) (11) (12) (13) (14)			11/1/2021	800	456,000	238,000
PAMCO CLO 1997-1A B (8) (10) (11) (12) (14) (15)				374,239	215,187	44,310

						282,310

Total Asset-Backed Securities						282,310

Corporate Bonds – 10.7%
Healthcare – 10.2%
Hadrian Merger Sub, Inc. (12)	8.500%		5/1/2026	2,728,000	2,330,730	2,724,072
Surgery Center Holdings (8) (12)	6.750%		7/1/2025	3,630,000	3,488,488	3,625,081

						6,349,153

Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (8)	6.375%		5/1/2026	115,507	313,455	120,549
iHeartCommunications, Inc. (8)	8.375%		5/1/2027	214,073	584,792	211,250

						331,799

Total Corporate Bonds						6,680,952

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2020

(Unaudited)

			Shares
Common Stocks – 15.1%
Chemicals – 0.1%
MPM Holdings, Inc. (16)			8,500	$17,000	$42,500

Financials – 2.8%
American Banknote Corp. (10) (11) (16)			750,000	2,062,500	1,732,500

Healthcare – 0.1%
SteadyMed Ltd. (8) (10) (11) (16)			54,749	14,508	40,405

Materials – 0.0%
OmniMax International, Inc. (10) (11) (16)			6,698	663,116	—

Real Estate – 2.6%
Creative Science Properties, Inc. (10) (11)			100,000	1,500,000	1,661,000

Real Estate Investment Trust (REIT) – 1.6%
NexPoint Residential Trust, Inc. (8) (17)			22,456	723,094	995,924

Retail – 0.4%
Tru Kids, Inc. (16)			237	1,119,168	225,840

Service – 0.0%
Western States Life Insurance (16)			237	253,404	25,093

Telecommunication Services – 7.5%
TerreStar Corp. (10) (11) (16)			14,035	1,599,990	4,704,953

Total Common Stocks					9,428,215

LLC Interests – 9.9%
Consumer Products – 3.2%
US GAMING LLC (10) (11) (16)			2,000	2,000,000	2,000,000

Real Estate – 6.3%
SFR WLIF II, LLC (10) (11)			3,348,888	3,348,888	2,437,455
SFR WLIF III, LLC (10) (11)			1,651,112	1,651,112	1,491,235

					3,928,690

Real Estate Investment Trust (REIT) – 0.4%
NexPoint Capital REIT, LLC (10) (11) (17) (18)			100	—	247,117

Total LLC Interests					6,175,807

Partnership Units – 7.4%
Real Estate – 7.4%
NexPoint Real Estate Finance Operating Partnership, LP (17)			315,631	6,312,618	4,633,462

Total Partnership Units					4,633,462

	Preferred Dividend Rate
Preferred Stocks – 0.0%
Real Estate Investment Trust (REIT) – 0.0%
RAIT Financial Trust (19)	8.875%		148,057	3,051,714	—

Total Preferred Stocks

Warrants – 0.0%
Healthcare – 0.0%
Galena Biopharma, Inc. (10) (11) (16)		1/12/2021	1,500,054	—	—
Gemphire Therapeutics, Inc. (10) (11) (16)		3/15/2022	4,752	—	260
SCYNEXIS, Inc. (10) (11) (16)		6/21/2021	19,500	—	—

					260

Materials – 0.0%
OmniMax International, Inc. (10) (11) (16)		8/6/2025	207	—	—

Media/Telecommunications – 0.0%
iHeartMedia, Inc. (8) (16)		5/1/2039	2,875	52,987	23,809

Total Warrants					24,069

Total Investments- 94.8%				$63,304,231	$59,361,228

Cash Equivalents –6.4%(20)					$4,004,290
Other Assets & Liabilities, net- (1.2%)					$(768,025)

Net Assets- 100.0%					$62,597,493

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2020

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

(4)  Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at September 30, 2020. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5) The investment is on non-accrual status as of September 30, 2020.

(6)  The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2020 was 0.23%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(7)  The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2020 was 0.15%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(8)  The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 17.4% of the Company’s total assets as of September 30, 2020.

(9)  The investment has an unfunded commitment as of September 30, 2020. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. For further details see Note 8.

(10)   Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(11)   Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $15,409,183 or 24.6% of net assets were fair valued under the Company’s valuation procedures as of September 30, 2020.

(12)   Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of September 30, 2020, these securities amounted to $6,631,463, or 10.6% of net assets.

(13) The investment is considered to be the equity tranche of the issuer.
(14) Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(15) The issuer is in default of its payment obligation, or is in danger of default.
(16) Non-income producing security.
(17) Represents an affiliated issuer. Assets with a total aggregate value of $5,876,503, or 9.4% of net assets, were affiliated with the Company as of September 30, 2020 (see Note 10).

(18)   The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through September 30, 2020, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $15.2 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2020. The interim financial data as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates market value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of September 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of $4,268,422 and $7,764,892, respectively. As of September 30, 2020 and December 31, 2019, $4,004,290 and $7,745,979 was held in the State Street U.S. Government Money Market Fund, and $264,132 and $18,913 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of September 30, 2020 and December 31, 2019, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and nine months ended September 30, 2020, the Company recognized $1 and $108,555 of fee income, respectively. For the three and nine months ended September 30, 2019, the Company recognized $0 and $49,895 of fee income, respectively.

Fair Value of Financial Instruments

It is the Company’s policy to hold the investments at fair value. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”) defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company determines the net asset value of its investment portfolio each quarter, or more frequently as needed. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the board of directors of the Company (the “Board”) or by the Adviser, pursuant to board-approved policies and procedures. In connection with that determination, the Adviser will provide the Board with portfolio company valuations which are based on relevant inputs, including indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

•	Preliminary valuation conclusions are then documented and discussed with a committee comprised of certain senior management employees of the Adviser (the “Valuation Committee”).

•	The Audit and Qualified Legal Compliance Committee of the Board reviews these valuations.

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

As of September 30, 2020, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$238,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	44,310
American Banknote Corp.	Common Stocks	1,732,500
Creative Science Properties, Inc.	Common Stocks	1,661,000
OmniMax International, Inc.	Common Stocks	—
SteadyMed Ltd.	Common Stocks	40,405
TerreStar Corp.	Common Stocks	4,704,953
NexPoint Capital REIT, LLC	LLC Interests	247,117
SFR WLIF III, LLC	LLC Interests	1,491,235
SFR WLIF II, LLC	LLC Interests	2,437,455
US GAMING LLC	LLC Interests	2,000,000
TerreStar Corp.	Senior Secured Loans	634,811
TerreStar Corp.	Senior Secured Loans	150,287
TerreStar Corp.	Senior Secured Loans	26,850
Galena Biopharma, Inc.	Warrants	—
Gemphire Therapeutics, Inc.	Warrants	260
OmniMax International, Inc.	Warrants	—
SCYNEXIS, Inc.	Warrants	—

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

To the extent that the Company holds investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, the Valuation Committee and the Board utilizes an independent third-party valuation service to value such investments in a manner consistent with the Company’s multistep valuation process previously described.

The Company periodically benchmarks the bid and ask prices received from the third-party pricing service and/or dealers, as applicable, and valuations received from the third-party valuation service against the actual prices at which it purchases and sells its investments. The Company believes that these prices are reliable indicators of fair value. The Valuation Committee and the Board review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation procedures.

As of September 30, 2020, the Company’s investments consisted of senior secured loans, bonds, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, partnership units and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

Prior to its termination, the Company valued the total return swaps (“TRS”) in accordance with the agreement (the “TRS Agreement”) with BNP Paribas (“BNP Paribas”) that established the TRS. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS were valued based on indicative bid prices provided by an independent third-party pricing service. Bid prices reflected the highest price that market participants may have been willing to pay. These valuations were sent to the Company for review and testing. For additional information on the TRS, see Note 7.

At the end of each calendar quarter, the Adviser evaluates the Level 2 and 3 investments for changes in liquidity, including: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, management evaluates the Level 1 and 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. Transfers in and out of the levels are recognized at the fair value at the end of the period. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of September 30, 2020 and December 31, 2019:

	September 30, 2020
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$480,265	$—	$480,265
Healthcare	—	26,320,098	—	26,320,098
Manufacturing	—	1,613,892	—	1,613,892
Service	—	2,910,210	—	2,910,210
Telecommunication Services	—	—	811,948	811,948
Asset-Backed Securities
Financials	—	—	282,310	282,310
Corporate Bonds
Healthcare	—	6,349,153	—	6,349,153
Media/Telecommunications	—	331,799	—	331,799
Common Stocks
Chemicals	—	42,500	—	42,500
Financials	—	—	1,732,500	1,732,500
Healthcare	—	—	40,405	40,405
Materials	—	—	—	—
Real Estate	—	—	1,661,000	1,661,000
Real Estate Investment Trusts (REITs)	995,924	—	—	995,924
Retail	—	225,840	—	225,840
Service	—	25,093	—	25,093
Telecommunication Services	—	—	4,704,953	4,704,953
LLC Interests
Consumer Products	—	—	2,000,000	2,000,000
Real Estate	—	—	3,928,690	3,928,690
Real Estate Investment Trusts (REITs)	—	—	247,117	247,117
Partnership Units
Real Estate	—	4,633,462	—	4,633,462
Preferred Stock	—	—	—	—
Warrants
Healthcare	—	—	260	260
Materials	—	—	—	—
Media/Telecommunications	—	23,809	—	23,809

Total Assets	$995,924	$42,956,121	$15,409,183	$59,361,228

Total Investments	$995,924	$42,956,121	$15,409,183	$59,361,228

	December 31, 2019
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Energy	$—	$1,841,046	$—	$1,841,046
Healthcare	—	5,111,353	—	5,111,353
Media/Telecommunications	—	336,802	—	336,802
Telecommunication Services	—	—	721,602	721,602
Utility	—	1,925	—	1,925
Unsecured Loans
Materials	—	—	3,713,191	3,713,191
Asset-Backed Securities
Financials	—	603,891	139,629	743,520
Mortgage-Backed Securities	—	3,994,444	—	3,994,444
Closed-End Mutual Funds	2,136,410	—	—	2,136,410
Corporate Bonds
Financials	—	1,474,200	—	1,474,200
Healthcare	—	38,987,225	—	38,987,225
Media/Telecommunications	—	361,074	—	361,074
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	4,904,650	—	—	4,904,650
Financials	—	—	2,467,500	2,467,500
Healthcare	214,740	—	40,405	255,145
Materials	—	—	20,898	20,898
Media/Telecommunications	1,715,375	—	—	1,715,375
Real Estate Investment Trusts (REITs)	6,125,046	—	—	6,125,046
Retail	—	1,124,467	—	1,124,467
Service	—	59,183	—	59,183
Telecommunication Services	—	—	3,890,081	3,890,081
Utility	2,413,950	—	—	2,413,950
LLC Interests
Consumer Products	—	—	2,000,000	2,000,000
Real Estate	—	—	4,932,657	4,932,657
Real Estate Investment Trusts (REITs)	—	—	2,425,989	2,425,989
Preferred Stocks
Financials	—	2,084,000	—	2,084,000
Real Estate	—	1,500,000	—	1,500,000
Real Estate Investment Trusts (REITs)	4,903,235	4,235	—	4,907,470
Rights	—	61,391	—	61,391
Warrants
Healthcare	—	29,837	—	29,837
Materials	—	—	647	647
Media/Telecommunications	—	44,114	—	44,114

Total Assets	$22,413,406	$57,661,687	$20,352,599	$100,427,692

Liabilities
Warrants	$—	$—	$—	$—
Derivatives
Total Return Swap Contracts	$—	$—	$(2,745,042)	$(2,745,042)

Total Liabilities	$—	$—	$(2,745,042)	$(2,745,042)

Total Investments net of Securities Sold Short	$22,413,406	$57,661,687	$17,607,557	$97,682,650

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2020.

Investments:	Balance as of December 31, 2019	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of September 30, 2020	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$721,602	$—	$—	$—	$—	$633	$89,713	$—	$811,948	$633
Unsecured Loans
Materials	3,713,191	—	—	124,719	(2,746,641)	482,389	313,727	(1,887,385)	—	—
Asset-Backed Securities
Financials	139,629	333,764	—	—	—	(191,083)	—	—	282,310	(191,083)
Common Stocks
Financials	2,467,500	—	—	—	—	(735,000)	—	—	1,732,500	(735,000)
Healthcare	40,405	—	—	—	—	—	—	—	40,405	—
Materials	20,898	—	—	—	—	(20,898)	—	—	—	(20,898)
Real Estate	—	1,500,000	—	—	—	161,000	—	—	1,661,000	161,000
Telecommunication Services	3,890,081	—	—	—	—	814,872	—	—	4,704,953	814,872
LLC Interests
Consumer Products	2,000,000	—	—	—	—	—	—	—	2,000,000	—
Real Estate	4,932,657	—	—	—	—	(1,003,967)	—	—	3,928,690	(1,003,967)
Real Estate Investment Trusts (REITs)	2,425,989	—	—	—	—	10,689	—	(2,189,561)	247,117	10,689
Warrants
Healthcare	—	29,837	—	—	—	(29,577)	—	—	260	(29,577)
Materials	647	—	—	—	—	(647)	—	—	—	(647)

Total	$20,352,599	$1,863,601	$—	$124,719	$(2,746,641)	$(511,589)	$403,440	$(4,076,946)	$15,409,183	$(993,978)

Liabilities
Total Return Swaps(1)	$(2,745,042)	$—	$—	$—	$(6,929,996)	$2,745,042	$7,425,035	$(495,039)	$—	$—

(1)

During the nine months ended September 30, 2020, the Company recognized a net realized loss on the TRS amounting to $6,929,996. The realized losses of the derivative instruments during the nine months ended September 30, 2020 serve as indicators of the volume of derivative activity for the Company. The Company received $483,581 in cash payments from the TRS during the period and paid $7,425,035, with a decrease of $11,458 in payable from BNP Paribas for the nine months ended September 30, 2020.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2019.

Investments:	Balance as of December 31, 2018	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of September 30, 2019	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$522,845	$—	$—	$—	$—	$523	$180,155	$—	$703,523	$523
Unsecured Loans
Materials	3,838,472	—	—	130,134	—	(240,784)	417,310	—	4,145,132	(240,784)
Asset-Backed Securities
Financials	144,044	—	—	—	—	20,022	—	—	164,066	20,022
Common Stocks
Financials	—	—	—	—	—	217,000	1,925,000	—	2,142,000	217,000
Healthcare	14,509	—	—	—	—	—	—	—	14,509	—
Materials	1,303,257	—	—	—	—	(976,522)	—	—	326,735	(976,522)
Media/Telecommunications	1,055,803	—	—	—	—	2,422,882	—	(3,478,685)	—	2,422,882
Telecommunication Services	3,913,800	—	—	—	—	(11,649)	—	—	3,902,151	(11,649)
LLC Interests
Real Estate	—	—	—	—	—	59,169	5,000,000	—	5,059,169	59,169
Real Estate Investment Trusts (REITs)	—	—	—	—	—	81,293	2,189,561	—	2,270,854	81,293
Warrants
Materials	40,340	—	—	—	—	(30,227)	—	—	10,113	(30,227)

Total	$10,833,070	$—	$—	$130,134	$—	$1,541,707	$9,712,026	$(3,478,685)	$18,738,252	$1,541,707

Liabilities
Total Return Swaps(1)	$(2,547,492)	$—	$—	$—	$—	$(321,860)	$—	$—	$(2,869,352)	$(321,860)

(1)

During the nine months ended September 30, 2019, the Company recognized a net realized gain on the TRS amounting to $1,298,077. The Company received $1,386,143 in cash payments from the TRS during the period and paid $10,157, with a decrease of $77,911 in receivable from BNP Paribas for the nine months ended September 30, 2019.

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the nine months ended September 30, 2020, there were 5 transfers from Level 2 to Level 3 due to decreases in market activity. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price. For the nine months ended September 30, 2019, there was no transfer from Level 2 to Level 3.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of September 30, 2020 and December 31, 2019:

Investment	Fair value at September 30, 2020	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$6,175,807	Discounted Cash Flow Net Asset Value Transaction Indication of Value	Discount Rate N/A N/A	1.28% - 5.93% N/A N/A
Common Stock	8,138,858	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Probability Weighted Expected Return	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Liquidity Discount Enterprise Value ($mm) Transaction Price Per Share Probability Assessment	15.50% 5.50x $0.10 - $0.95 25% $771.00 $2.75 - $16.61 20%
Senior Secured Loans	811,948	Discounted Cash Flow	Discount Rate Spread Adjustment	11.10% 0.10%
Asset-Backed Securities	282,310	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Warrants	260	Black-Scholes Model	Volatility Assumption	50%

Total	$15,409,183

Investment	Fair value at December 31, 2019	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$9,358,646	Discounted Cash Flow Net Asset Value Cost Basis	Discount Rate N/A N/A	2.59% - 12.5% N/A N/A
Common Stock	6,418,884	Discounted Cash Flow Multiples Analysis Transaction Analysis Transaction Indication of Value Black-Scholes Model Implied Value

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

The significant unobservable input used in the fair value measurement of the Fund’s LLC interests is the discount rate. A significant increase (decrease) in this input in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Fund’s common equity securities are: multiple of EBITDA, price/MHz-PoP multiple, liquidity discount, discount rate, probability assessment and transaction price. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Fund’s bank loan securities are: discount rate and spread adjustment. Significant increases (decreases) in either of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Fund’s asset-backed securities are: discount rate and broker quote indication of value. Significant increases (decreases) in either of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the nine months ended September 30, 2020 and September 30, 2019, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the nine months ended September 30, 2020 and September 30, 2019. Selling commissions and fees of $0 and $0 were paid for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net increase (decrease) in net assets from operations	$2,652,096	$1,793,483	$(23,564,609)	$8,103,964
Weighted average common shares outstanding	10,528,658	10,458,686	10,520,781	10,424,953
Earnings (loss) per common share-basic and diluted	$0.25	$0.17	$(2.24)	$0.78

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

On June 24, 2020, the Board of Directors approved a change in its dividend and capital gains distribution schedule from monthly distributions to quarterly distributions, effective immediately. The first quarterly distribution was paid on October 12, 2020 to shareholders of record as of September 30, 2020. The dividends are expected to be declared in the amount of $0.09 per share of the Company’s common stock to the stockholders of record at each quarter end.

Recent Accounting Pronouncements

In March 2017, the FASB issued Accounting Standards Update 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this update shorten the amortization period for certain callable debt securities held at premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For the Company, this update was effective for the fiscal year beginning on January 1, 2020. There is no material impact to the financial statements.

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU No. 2020-04 is elective and effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU No. 2020-04.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at September 30, 2020:

	Fair value	Percentage
Assets
Healthcare	$32,709,916	55.1%
Real Estate	10,223,152	17.2%
Telecommunication Services	5,516,901	9.3%
Service	2,935,303	4.9%
Financials	2,014,810	3.4%
Consumer Products	2,000,000	3.4%
Manufacturing	1,613,892	2.7%
Real Estate Investment Trusts (REITs)	1,243,041	2.1%
Energy	480,265	0.8%
Media/Telecommunications	355,608	0.6%
Retail	225,840	0.4%
Chemicals	42,500	0.1%
Materials	—	—

Total Assets	$59,361,228	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2019:

	Fair value	Percentage
Assets
Healthcare	$44,383,560	44.2%
Real Estate Investment Trusts (REITs)	13,458,505	13.4%
Financials	12,900,074	12.9%
Energy	6,745,696	6.7%
Real Estate	6,432,657	6.4%
Telecommunication Services	4,611,683	4.6%
Materials	3,734,736	3.7%
Utility	2,477,266	2.5%
Media/Telecommunications	2,457,365	2.4%
Consumer Products	2,000,000	2.0%
Retail	1,124,467	1.1%
Service	59,183	0.1%
Chemicals	42,500	0.0%

Total Assets	$100,427,692	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of September 30, 2020:

	Amortized Cost	Fair value	Percentage of portfolio (at Fair Value)
Assets
Senior Secured Loans—First Lien	$26,042,927	$26,087,962	43.9%
Senior Secured Loans—Second Lien	5,502,553	6,048,451	10.2%
Asset-Backed Securities	671,187	282,310	0.5%
Corporate Bonds	6,717,465	6,680,952	11.3%
Common Stocks	7,952,780	9,428,215	15.9%
LLC Interests	7,000,000	6,175,807	10.4%
Partnership Units	6,312,618	4,633,462	7.8%
Preferred Stocks	3,051,714	—	0.0%
Warrants	52,987	24,069	0.0%

Total Assets	$63,304,231	$59,361,228	100.0%

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

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans—First Lien	$51,120,740	$47,656,091	32.1%
Senior Secured Loans—Second Lien	8,810,397	8,254,393	5.6%
Senior Secured Loans—Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	2.5%
Asset-Backed Securities	896,536	743,520	0.5%
Mortgage-Backed Securities	3,996,530	3,994,444	2.7%
Closed-End Mutual Funds	2,419,467	2,136,410	1.4%
Corporate Bonds	42,275,712	40,822,499	27.6%
Common Stocks	20,812,044	23,018,795	15.5%
LLC Interests	9,189,561	9,358,646	6.3%
Preferred Stocks	10,285,555	8,491,470	5.7%
Rights	148,370	61,391	0.0%
Warrants	52,988	74,598	0.1%

Total Assets	$154,282,852	$148,327,373	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at September 30, 2020:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$282,310	0.5%
Luxembourg(1)	2,364,858	4.0%
United States	56,714,060	95.5%

Total Assets	$59,361,228	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2019:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$743,520	0.7%
Luxembourg(1)	2,583,933	2.6%
United States	97,100,239	96.7%

Total Assets	$100,427,692	100.0%

(1)	Investment denominated in USD.

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

For the three and nine months ended September 30, 2020, the Company incurred investment advisory fees payable to the Adviser of $201,136 and $829,100, respectively. For the three and nine months ended September 30, 2019, the Company incurred investment advisory fees payable to the Adviser of $499,288 and $1,495,977, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three and nine months ended September 30, 2020, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. For the three and nine months ended September 30, 2019, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of September 30, 2020.

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

For the three and nine months ended September 30, 2020, the Company incurred administration fees payable to the Adviser of $59,839 and $185,433, respectively. For the three and nine months ended September 30, 2019, the Company incurred administration fees payable to the Adviser of $100,029 and $299,367, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to investment advisory and administration fees are shown below.

Period ended	Advisory fees waived and subject to recoupment(1)	Administration fees waived and subject to recoupment(1)	Recoupment eligibility expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	Expired
June 30, 2017	389,733	77,947	Expired
March 31, 2017	390,969	78,194	Expired
December 31, 2016	366,861	73,372	Expired
September 30, 2016	343,320	68,664	Expired
June 30, 2016	74,421	14,884	Expired

Total	$2,284,508	$458,275

(1)

The Adviser has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Adviser balance on the Statements of Assets and Liabilities. The amounts shown have been reduced by this waiver.

In addition, cumulatively since inception through June 10, 2016, the Adviser has voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and nine months ended September 30, 2020 and September 30, 2019, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three and nine months ended September 30, 2020, the Adviser incurred and paid offering costs of $0 and $0 respectively, on our behalf. For the three and nine months ended September 30, 2019, the Adviser incurred and paid offering costs of $0 and $0, respectively, on our behalf. For the three and nine months ended September 30, 2020, the Company capitalized $0 and $0 of offering costs, respectively. For the three and nine months ended September 30, 2019, the Company capitalized $0 and $0 of offering costs, respectively. Of this amount, $0 and $0 were amortized to expense during the three and nine months ended September 30, 2020, respectively. Of this amount, $0 and $5,445 were amortized to expense during the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and September 30, 2019, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2020, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

Fees Paid to Officers and Directors

Each director receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. Directors are reimbursed for actual out-of-pocket expenses relating to attendance at meetings, however, the Chairman of the Board and the Chairman of the Audit and Qualified Legal Committee each receive an additional payment of $10,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The Directors do not receive any separate compensation in connection with service on Committees or for attending Board or Committee Meetings. They do not have any pension or retirement plan. The “Fund Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employees of an affiliate of the Adviser. Effective January 28, 2020, Mr. Honis is treated as an “interested person” of the Company (as defined in the 1940 Act) in light of certain relationships between Mr. Honis and certain affiliates of the Adviser, including Highland Capital Management, L.P. (“HCMLP”), arising out of HCMLP’s pending Chapter 11 proceedings.

For the three and nine months ended September 30, 2020, the Company recorded an expense relating to director fees of $6,238 and $16,127, respectively. For the three and nine months ended September 30, 2019, the Company recorded an expense relating to director fees of $4,956 and $15,106, respectively, which represents the allocation of the director fees to the Company. As of September 30, 2020, there was no expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of September 30, 2020 is $700,501. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of September 30, 2020, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
September 30, 2020	$687,228	$439,281	$247,947	$94,039	September 30, 2023
June 30, 2020	445,585	291,677	153,908	(30,539)	June 30, 2023
March 31, 2020	257,226	72,779	184,447	184,447	March 31, 2023

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/(recouped) amount	Recoupment eligibility expiration
December 31, 2017	$1,304,585	$975,289	$329,296	$(122,135)	December 31, 2020
September 30, 2017	983,110	531,679	451,431	—	Expired
June 30, 2017	631,906	433,428	198,478	—	Expired
March 31, 2017	329,791	182,226	147,565	—	Expired

During the three and nine months ended September 30, 2020, $252,953 and $451,431, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the nine months ended September 30, 2020 and September 30, 2019, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of September 30, 2020 would have been lower by approximately this amount. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of September 30, 2020 and December 31, 2019, $94,039 and $50,130 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.

As of September 30, 2020 and December 31, 2019, the Company owed $260,976 and $570,453, respectively, to the Adviser, largely related to advisory fees, administration fees, and the expense limitation agreement.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the nine months ended September 30, 2020 and September 30, 2019, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its most recent quarterly tender offer from August 21, 2020, until expiration on September 21, 2020 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the third quarter tender offer, 51,384 shares of the Company were tendered for repurchase, constituting approximately 0.49% of the Company’s outstanding shares.

For the nine months ended September 30, 2020, the Company repurchased 0 shares as part of its death and disability repurchase program.

Note 7 — Credit Facility and Leverage Facilities

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days notice. On April 15, 2020, the Financing Arrangement was paid down and closed. At September 30, 2020, there were no current outstanding or fair value amounts. At December 31, 2019, current outstanding and fair value amounts were $33,714,864 and $33,975,517, respectively.

For the three and nine months ended September 30, 2020 and September 30, 2019, the components of total interest expense were as follows:

	Three Months ended		Nine Months ended
	September 2020	September 2019	September 2020		September 2019
Direct interest expense	$—	$315,653	$176,911		$961,302
Commitment fees	—	—	(204)		—
Amortization of financing costs	—	—	—		—

Total interest expense	$—	$315,653	$176,707		$961,302

Average daily amount outstanding	—	36,902,623	22,670,341	(1)	35,840,212
Weighted average interest rate	—	3.35%	2.67%	(1)	3.54%

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

Period ended	Total amount outstanding	% of asset coverage
September 30, 2020	$—	—
June 30, 2020	—	—
March 31, 2020	21,511,922	347%
December 31, 2019	63,219,694	241%

BNP Paribas Total Return Swap

On June 13, 2017, the Company entered into the TRS with BNP Paribas over one or more loans, with a maximum aggregate notional amount of the portfolio debt securities subject to the TRS of $40 million. The agreements between the Company and BNP Paribas, which collectively establish the TRS, are referred to herein as the “TRS Agreement.”

On April 2, 2018, the Company amended and restated the TRS Agreement with BNP Paribas. The amended and restated TRS Agreement, effective April 10, 2018 increased the maximum aggregate notional amount of the portfolio debt securities subject to the TRS to $60 million. On June 10, 2020, the TRS expired.

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

Each individual security subject to the TRS, and the portfolio of securities taken as a whole, had to meet certain criteria described in the TRS Agreement, including a requirement that the securities underlying the TRS were rated by either Moody’s or S&P, and, if rated by Moody’s, have a rating of at least Caa3 and, if rated by S&P, have a rating of at least CCC-. Under the terms of the TRS, BNP Paribas determined whether there had been a failure to satisfy the portfolio criteria in the TRS but could, in its sole discretion, permit assets that did not meet the minimum portfolio criteria set forth in the TRS. If BNP Paribas had determined that an asset failed to meet the minimum portfolio criteria, BNP Paribas could have exercised certain rights, including increasing the amount of collateral the Company was required to provide to it or terminating all or part of the TRS, subject to certain conditions. The Company received from BNP Paribas interest and fees payable to holders of the securities included in the portfolio. The Company paid interest to BNP Paribas generally based on a percentage of the notional amount of the securities subject to the TRS. In addition, upon the termination or repayment of any security subject to the TRS, the Company had either received from BNP Paribas the appreciation in the value of such security or had paid to BNP Paribas any depreciation in the value of such security.

Under the terms of the TRS, the Company or BNP Paribas were required to post additional collateral, on a dollar-for-dollar basis, in certain circumstances, including in the event of depreciation or appreciation in the value of the underlying loans. The limit on the additional collateral that the Company was required to post pursuant to the TRS was equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by the Company. The amount of collateral required to be posted was determined primarily on the basis of the aggregate value of the underlying securities.

The Company had the option to terminate the TRS at any time more than one month prior to the TRS’s scheduled termination date upon providing no less than 30 days’ prior notice to BNP Paribas.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company would have treated the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by the Company under the TRS, as a senior security for the life of that instrument. As of September 30, 2020, the company has $0 in receivable from BNP Paribas for the nine months ended September 30, 2020.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each security underlying the TRS as a qualifying asset if such security is a loan and the obligor on such loan is an eligible portfolio company, and as a non-qualifying asset if the obligor is not an eligible portfolio company.

As of September 30, 2020, there were no positions held in the TRS.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2019:

Underlying Loan	Industry	Interest	Base Rate Floor	Maturity Date	Notional Amount(1)	Market Value	Unrealized Appreciation (Depreciation)
Advantage Sales & Marketing, Inc. (Second Lien Term Loan)	Service	L + 650	1.00%	7/25/2022	$2,853,750	$2,640,000	$(213,750)
Air Medical Group Holdings (First Lien Term Loan)	Aerospace	L + 425	1.00%	3/14/2025	3,917,518	3,791,960	(125,558)
ASP AMC Merger Sub, Inc. (First Lien Term Loan)	Healthcare	L + 350	1.00%	4/21/2024	1,822,226	1,730,025	(92,201)
VVC Holding Corp. (First Lien Term Loan)	Healthcare	L + 450	0.00%	2/11/2026	5,905,504	5,964,975	59,471
BioClinica, Inc. (First Lien Term Loan)	Healthcare	L + 425	1.00%	10/20/2023	1,874,140	1,893,662	19,522
Employbridge, LLC (First Lien Term Loan)	Service	L + 450	1.00%	4/18/2025	767,142	751,799	(15,343)
Endo Luxembourg Finance Company I S.a.r.l. (First Lien Term Loan)	Healthcare	L + 425	0.75%	4/27/2024	3,959,091	3,762,121	(196,970)
Envision Healthcare Corp. (First Lien Term Loan)	Healthcare	L + 375	0.00%	10/10/2025	4,671,563	4,207,500	(464,063)
Granite Acquisition, Inc. (Second Lien Term Loan)	Utility	L + 725	1.00%	12/19/2022	3,736,715	3,704,222	(32,493)
BW NHHC Holdco, Inc. (First Lien Term Loan)	Healthcare	L + 500	0.00%	5/15/2025	4,537,384	3,420,139	(1,117,245)
Lanai Holdings II, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	8/28/2022	2,449,958	2,300,085	(149,873)
Radnet Management Inc. (First Lien Term Loan)		L + 350	1.00%	7/1/2023	1,492,721	1,485,331	(7,390)
Sound Inpatient Physicians (First Lien Term Loan)	Healthcare	L + 675	0.00%	6/28/2026	1,575,000	1,567,222	(7,778)
Truck Hero, Inc. (Second Lien Term Loan)	Manufacturing	L + 825	1.00%	4/21/2025	1,666,667	1,583,333	(83,334)
Vyaire Medical, Inc. (First Lien Term Loan)	Healthcare	L + 475	1.00%	4/30/2025	4,794,592	4,295,155	(499,437)
Weight Watchers International, Inc. (First Lien Term Loan)	Service	L + 475	0.75%	11/29/2024	4,880,859	4,802,152	(78,707)

Total							$(3,005,149)

Accrued income and liabilities							260,107

Total TRS Fair Value							$(2,745,042)

(1)	Notional value of the underlying securities in the TRS is calculated by multiplying par by the initial price.

As of September 30, 2020 and December 31, 2019, the Company had posted $0 and $21,400,000, respectively, of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the nine months ended September 30, 2020, the Company recognized a net realized loss on the TRS amounting to $6,929,996. The realized losses of the derivative instruments during the nine months ended September 30, 2020 serve as indicators of the volume of derivative activity for the Company. The Company received $483,581 in cash payments from the TRS during the period and paid $7,425,035, with a decrease of $11,458 in payable from BNP Paribas for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company recognized a $2,745,042 change in unrealized gain on the TRS.

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

Note 8 — Economic Dependency and Commitments and Contingencies

Our Adviser, NexPoint Advisors, L.P., has historically been affiliated through common control with Highland Capital Management, L.P. (“HCMLP”), an SEC-registered investment adviser that filed for Chapter 11 bankruptcy protection on October 16, 2019. On January 9, 2020, the United States Bankruptcy Court for the Northern District of Texas (the “Court”) approved a change of control of HCMLP, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, HCMLP’s general partner.

On September 21, 2020, HCMLP filed a plan of reorganization and disclosure statement with the Court (the “Filed Plan”). On October 9, 2020, Mr. Dondero resigned as an employee of HCMLP and as portfolio manager for all HCMLP-advised funds. As a result of these changes, the Adviser is no longer under common control with HCMLP. Mr. Dondero continues to be a portfolio manager for the Investment Adviser and the Company.

Under the Filed Plan, HCMLP is expected to continue to provide investment and business advice, including services under the Shared Services Agreement with the Adviser. Under this Arrangement the Adviser may utilize employees from HCMLP in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, employees, compliance and legal. The Adviser is neither party to HCMLP’s bankruptcy filing nor subject to the Filed Plan. There can be no assurance that the Filed Plan will be approved by the Court. However, based upon on-going discussions with HCMLP, the Adviser does not expect any interruption to the services that are currently being provided by HCMLP pursuant to the Shared Services Agreement.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2020.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2020, the Company had one unfunded debt commitment with an aggregate unfunded commitment of $333,333. For additional details regarding the Company’s unfunded debt investments, see the Company’s Schedule of Investments as of September 30, 2020.

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

On July 27, 2017, the head of the United Kingdom’s Financial Conduct Authority announced a desire to phase out the use of LIBOR by the end of 2021. Please refer to “LIBOR Transition and Associated Risk” for more information.

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

LIBOR Transition and Associated Risk

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

Due to manipulation allegations in 2012 and reduced activity in the financial markets that it measures, in July 2017, the Financial Conduct Authority (the “FCA”), the United Kingdom financial regulatory body, announced a desire to phase out the use of LIBOR by the end of 2021. As a result, plans are underway to phase out the use of LIBOR by the end of 2021. Although the period from the FCA announcement until the end of 2021 is generally expected to be enough time for market participants to transition to the use of a different benchmark for new securities and transactions, there remains uncertainty regarding the future utilization of LIBOR and the specific replacement rate or rates. As such, the potential effect of a transition away from LIBOR on a Fund or the financial instruments utilized by a Fund cannot yet be determined. The transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition may also result in a change in (i) the value of certain instruments held by a Fund, (ii) the cost of temporary borrowing for a Fund, or (iii) the effectiveness of related Fund transactions such as hedges, as applicable. When LIBOR is discontinued, the LIBOR replacement rate may be lower than market expectations, which could have an adverse impact on the value of preferred and debt-securities with floating or fixed-to-floating rate coupons. Any such effects of the transition away from LIBOR, as well as other unforeseen effects, could result in losses to adversely impact a Fund. Since the usefulness of LIBOR as a benchmark could deteriorate during the transition period, these effects could occur prior to the end of 2021.

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

Pandemics and Associated Economic Disruption Risk

An outbreak of respiratory disease caused by a novel coronavirus was first detected in China in December 2019 and subsequently spread internationally. This coronavirus has resulted in the closing of borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general anxiety and economic uncertainty. It is not known how long any negative impacts, or any future impacts of other significant events such as a substantial economic downturn, will last. Health crises caused by outbreaks of disease, such as the coronavirus, may exacerbate other pre-existing political, social and economic risks. This outbreak, and other epidemics and pandemics that may arise in the future, could negatively affect the global economy, as well as the economies of individual countries, individual companies and the market in general in significant and unforeseen ways. For example, a widespread health crisis such as a global pandemic could cause substantial market volatility, exchange trading suspensions and closures, impact the Company’s ability to complete tender offer requests, and affect Company performance. Any such impact could adversely affect the Company’s performance, the performance of the issuers in which the Company invests, lines of credit available to the Company and may lead to losses on your investment in the Company. In addition, the increasing interconnectedness of markets around the world may result in many markets being affected by events or conditions in a single country or region or events affecting a single or small number of issuers.

Senior Loans Risk

The risk that the issuer of a senior loan may fail to pay interest or principal when due, and changes in market interest rates may reduce the value of the senior loan or reduce the Company’s returns. The risks associated with senior loans are similar to the risks of high yield debt securities. Senior loans and other debt securities are also subject to the risk of price declines and to increases in interest rates, particularly long-term rates. Senior loans are also subject to the risk that, as interest rates rise, the cost of borrowing increases, which may increase the risk of default. In addition, the interest rates of floating rate loans typically only adjust to changes in short-term interest rates; long-term interest rates can vary dramatically from short-term interest rates. Therefore, senior loans may not mitigate price declines in a long-term interest rate environment. The Company’s investments in senior loans are typically below investment grade and are considered speculative because of the credit risk of their issuers.

LIBOR is the average offered rate for various maturities of short-term loans between major international banks who are members of the British Bankers Association. LIBOR is the most common benchmark interest rate index used to make adjustments to variable-rate loans. It is used throughout global banking and financial industries to determine interest rates for a variety of financial instruments (such as debt instruments and derivatives) and borrowing arrangements. Due to manipulation allegations in 2012 and reduced activity in the financial markets that it measures, in July 2017, the Financial Conduct Authority, the United Kingdom financial regulatory body, announced a desire to phase out the use of LIBOR by the end of 2021. Please refer to “LIBOR Transition and Associated Risk” for more information.

Structured Finance Securities Risk

A portion of the Company’s investments may consist of equipment trust certificates, collateralized mortgage obligations, collateralized bond obligations, collateralized loan obligations or similar instruments. Such structured finance securities are generally backed by an asset or a pool of assets, which serve as collateral. Depending on the type of security, the collateral may take the form of a portfolio of mortgage loans or bonds or other assets. The Company and other investors in structured finance securities ultimately bear the credit risk of the underlying collateral. In some instances, the structured finance securities are issued in multiple tranches, offering investors various maturity and credit risk characteristics, often categorized as senior, mezzanine and subordinated/equity according to their degree of risk. The riskiest securities are the equity tranche, which bears the bulk of defaults from the bonds or loans serving as collateral, and thus may protect the other, more senior tranches from default. If there are defaults or the relevant collateral otherwise underperforms, scheduled payments to senior tranches of such securities take precedence over those of mezzanine tranches, and scheduled payments to mezzanine tranches take precedence over those to subordinated/equity tranches. A senior tranche typically has higher ratings and lower yields than the underlying securities, and may be rated investment grade. Despite the protection from the equity tranche, other tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to previous defaults and the disappearance of protecting tranches, market anticipation of defaults and aversion to certain structured finance securities as a class.

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

Valuation Risk

Certain of the Company’s assets are fair valued, including the Company’s investment in equity issued by TerreStar Corporation (“TerreStar”). TerreStar does not currently generate revenue and primarily derives its value from holding licenses of two wireless spectrum assets. The license with respect to one such spectrum asset was previously terminated by the FCC and subsequently restored on April 30, 2020 on a limited conditional basis. The restoration of such license requires TerreStar to meet certain deployment milestones for wireless medical telemetry service (“WMTS”) during a 39-month period. Upon satisfaction of the deployment milestones, TerreStar will be able use such spectrum for other services besides WMTS as long as those services do not interfere with WMTS and TerreStar continues to provide WMTS.

If TerreStar is unsuccessful in satisfying such deployment milestones, or if other services cannot be implemented in a manner that does not interfere with WMTS, the value of the TerreStar equity would likely be materially negatively impacted. In determining the fair value of TerreStar, the Adviser has assigned a high probability of success on both conditions based on consultation with the company and its consultants.

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of September 30, 2020:

Affiliated investments	Shares at December 31, 2019	Fair value as of December 31, 2019	Purchases	Sales	Realized gains (losses)	Change in unrealized gains (losses)	Fair value as of September 30, 2020	Shares at September 30, 2020	Affiliated Dividend income
NexPoint Strategic Opportunities Fund	120,633	$2,136,410	$—	$(976,094)	$(1,443,373)	$283,057	$—	—	$54,253

NexPoint Residential Trust, Inc.	26,466	1,190,970	30,475	(147,165)	(8,964)	(69,392)	995,924	22,456	22,213

NexPoint Capital REIT, LLC(1)	100	2,425,989	—	(2,189,561)	—	10,689	247,117	100	124,322

NexPoint Real Estate Finance, LLC	—	—	6,312,618	(6,312,618)	—	—	—	—	301,921

NexPoint Real Estate Finance Operating Partnership, LP	—	—	6,312,618	—	—	(1,679,156)	4,633,462	315,631	—

Total affiliated investments	147,199	$5,753,369	$12,655,711	$(9,625,438)	$(1,452,337)	$(1,454,802)	$5,876,503	338,187	$502,709

(1)

The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the nine months ended September 30, 2020 and September 30, 2019 is as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020 (Unaudited)	September 30, 2019 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$8.53	$8.36
Income from investment operations:
Net investment income(1)	0.22	0.23
Net realized and unrealized gain (loss)	(2.46)	0.56

Total from investment operations	(2.24)	0.79

Less distribution declared to common shareholders:
From net investment income	(0.33)	(0.54)
From net realized gains	—	—

Total distributions declared to common shareholders	(0.33)	(0.54)

Capital share transactions
Issuance of common stock(2)	0.00	0.00
Shares tendered(1)	0.00 (3)	0.00 (3)

Net asset value, end of period	$5.96	$8.61
Net asset value total return(4)(5)	(26.38)%	9.53%

Ratio and supplemental data:
Net assets, end of period (in 000’s)	$62,597	$89,642
Shares outstanding, end of period	10,494,309	10,415,112
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(6)	3.86%	5.39%
Fees and expenses waived or reimbursed(6)	(0.50)%	(0.14)%
Net operating expenses(6)	3.36%	5.25%
Net investment income (loss) before fees waived or reimbursed(6)	4.15%	3.44%
Net investment income (loss) after fees waived or reimbursed(6)	4.65%	3.58%
Ratio of interest and credit facility expenses to average net assets(6)	0.36%	1.41%
Portfolio turnover rate(5)	72%	30%
Asset coverage ratio	—%	223%
Weighted average commission rate paid(7)	$0.0328	$0.0399

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

The full extent of the impact and effects of the recent outbreak of COVID-19 on the future financial performance of the Company are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, the production delays, the timeframe for the development and approval of a vaccine, and the uncertainty with respect to the accessibility of additional liquidity or the capital markets. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19.

The federal government has enacted various forms of aid to the industries negatively affected by the virus, but we cannot be certain that such aid will help mitigate the material reduction in revenue we may experience. The Coronavirus Aid, Relief, and Economic Security Act (commonly referred to as the “CARES Act”) was enacted by the U.S. government on March 27, 2020, to combat the economic impact of the COVID-19 pandemic on businesses, individuals and families.

In mid-March 2020, the U.S. Federal Reserve (the “Fed”) cut interest rates to historically low levels and announced a new round of quantitative easing, including purchases of corporate and municipal government bonds. The Fed also enacted various programs to support liquidity operations and funding in the financial markets, including expanding its reverse repurchase agreement operations, which added $1.5 trillion of liquidity to the banking system; establishing swap lines with other major central banks to provide dollar funding; establishing a program to support money market funds; easing various bank capital buffers; providing funding backstops for businesses to provide bridging loans for up to four years; and providing funding to help credit flow in asset-backed securities markets. In addition, the Fed plans to extend credit to small- and medium-sized businesses.

As a result of the ongoing pandemic, most market observers believe the global economy is currently in the midst of a recession. States and municipalities across the United States have been allowing certain businesses to re-open and easing certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time. Recently, economic data have indicated that the U.S. economy has improved since the lowest periods experienced in March and April 2020. However, certain areas of the United States have experienced increased numbers of COVID-19 infections following the re-openings of their economies and easing of restrictions and, in some cases, certain states have imposed or re-imposed closings of certain business activities and other restrictions in response. It is unclear whether the increases in the number of COVID-19 infections will continue and/or amplify or whether any “second wave” of COVID-19 infection outbreaks will occur in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy or our business.

The Adviser is closely monitoring the rollout of the programs provided for under the CARES Act and determining the applicability and availability of CARES Act relief in the Company’s underlying investments, but there is still significant uncertainty with respect to how the CARES Act will be implemented and what relief may be available for investors.

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

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we may invest;

•	the ability of our portfolio companies to achieve their objectives;

•	impact and effects of the recent outbreak of COVID-19 on the future financial performance of the Company;

•	the relative and absolute performance of our investment adviser;

•	our current and expected financings and investments;

•	our ability to make distributions to our stockholders;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our use of financial leverage;

•	the ability of the Adviser, to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company, or RIC, and as a business development company, or BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

NexPoint Advisors, L.P., which serves as the investment adviser of the Company, is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Under the general supervision of our board of directors (the “Board”) the Adviser will carry out the investment and reinvestment of the net assets of the Company, will furnish continuously an investment program with respect to the Company, and determine which securities should be purchased, sold or exchanged. In addition, the Adviser will supervise and provide oversight of the Company’s service providers.

The Adviser, through a “Shared Services Agreement” with HCMLP (discussed below), will furnish to the Company office facilities, equipment and personnel for servicing the management of the Company. The Adviser will compensate all Adviser personnel who provide services to the Company. The Adviser has historically been affiliated through common control with Highland Capital Management, L.P. (“HCMLP”), an SEC-registered investment adviser that filed for Chapter 11 bankruptcy protection on October 16, 2019. On January 9, 2020, the United States Bankruptcy Court for the Northern District of Texas (the “Court”) approved a change of control of HCMLP, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, HCMLP’s general partner. On September 21, 2020, HCMLP filed a plan of reorganization and disclosure statement with the Court (the “Filed Plan”). On October 9, 2020, Mr. Dondero resigned as an employee of HCMLP and as portfolio manager for all HCMLP-advised funds. As a result of these changes, the Adviser is no longer under common control with HCMLP. Mr. Dondero continues to be a portfolio manager for the Adviser and the Company.

Under the Filed Plan, HCMLP is expected to continue to provide investment and business advice, including services under the Shared Services Agreement with the Adviser. Under this Arrangement the Adviser may utilize employees from HCMLP in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, employees, compliance and legal. The Adviser is neither party to HCMLP’s bankruptcy filing nor subject to the Filed Plan. There can be no assurance that the Filed Plan will be approved by the Court. However, based upon on-going discussions with HCMLP, the Adviser does not expect any interruption to the services that are currently being provided by HCMLP pursuant to the Shared Services Agreement.

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

We expect that many of the securities in which we invest will be rated below investment grade by independent rating agencies or would be rated below investment grade if they were rated. These securities, which may be referred to as “junk”, have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, we expect that many of our debt investments will include floating interest rates that reset on a periodic basis and typically will not require the borrowers to pay down the outstanding principal of such debt prior to maturity.

We, HCMLP and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and certain other accounts managed by the Adviser or its affiliates, subject to certain conditions.

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of September 30, 2020 the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $14.8 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one-year anniversary of the effective date of the registration statement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2021.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of September 30, 2020, are $700,501. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2020 quarterly fee waivers and expense reimbursements due from the Adviser as of September 30, 2020, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
September 30, 2020	$687,228	$439,281	$247,947	$94,039	September 30, 2023
June 30, 2020	445,585	291,677	153,908	(30,539)	June 30, 2023
March 31, 2020	257,226	72,779	184,447	184,447	March 31, 2023

The following table reflects the 2019 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2019, September 30, 2019, September 30, 2019 and March 31, 2019, which are subject to recoupment by the Adviser.

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

The following table reflects the 2018 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2018, September 30, 2018, September 30, 2018 and March 31, 2018, which are subject to recoupment by the Adviser.

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

The following table reflects the 2017 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2017, September 30, 2017, September 30, 2017 and March 31, 2017, which may become subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2017	$1,304,585	$975,289	$329,296	$(122,135)	December 31, 2020
September 30, 2017	983,110	531,679	451,431	252,953	Expired
June 30, 2017	631,906	433,428	198,478	—	Expired
March 31, 2017	329,791	182,226	147,565	—	Expired

During the three and nine months ended September 30, 2020, $252,953 and $451,431, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2021 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and nine months ended September 30, 2020 and September 30, 2019

During the nine months ended September 30, 2020, we made long investments in portfolio companies and other investments totaling $42,252,561. During the same period, we generated proceeds from sales and principal repayments on long investments of $69,041,052. As of September 30, 2020, our investment portfolio, with a total fair value of $59 million, consisted of 44 interests in portfolio companies (calculated as a percentage of total invested assets: 43.9% in first lien senior secured loans, 10.2% in second lien senior secured loans, 0.0% in unsecured loans, 0.0% in escrow loans, 11.3% in corporate bonds, 0.5% in asset-backed securities, 0.0% in closed-end mutual funds, 0.0% in warrants, 15.9% in common stock, 0.0% in preferred stock, 0.0% in mortgage-backed-securities, 10.4% in LLC interests, and 7.8% in Partnership units. As of September 30, 2020, the investments in our portfolio carry a weighted average price of 86.11% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 5.55% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity. As of September 30, 2020, there were no positions held in the TRS.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2020 and September 30, 2019:

Net Investment Activity	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Purchases	$6,319,587	$48,565,179
Payment-in-kind	22,425	377,440
Sales and Principal Repayments	(8,317,408)	(69,041,052)

Net Portfolio Activity	$(1,975,396)	$(20,098,433)

Net Investment Activity	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Purchases	$6,932,190	$33,681,146
Payment-in-kind	163,327	467,266
Sales and Principal Repayments	(2,811,563)	(30,502,390)

Net Portfolio Activity	$(4,283,954)	$(3,646,022)

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$—	0.0%	$23,206,099	47.7%
Senior Secured Loans—Second Lien	—	0.0%	4,807,222	9.9%
Corporate Bonds	—	0.0%	4,842,635	10.0%
Partnership Units	6,312,618	99.9%	6,312,618	13.0%
Equities	6,969	0.1%	3,083,987	6.4%
LLC Interests	—	0.0%	6,312,618	13.0%

Total Investment Activity	$6,319,587	100.0%	$48,565,179	100.0%

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$—	0.0%	$4,806,095	14.4%
Mortgage-Backed-Securities	—	0.0%	4,000,000	11.9%
Corporate Bonds	—	0.0%	8,365,445	24.8%
Preferred Stocks	—	0.0%	4,189,561	12.4%
LLC Interests	5,000,000	72.1%	5,000,000	14.8%
Warrants	—	0.0%	52,987	0.2%
Equities	1,932,190	27.9%	6,279,846	18.6%
Closed-End Mutual Funds	—	0.0%	987,212	2.9%

Total Investment Activity	$6,932,190	100.0%	$33,681,146	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$26,042,927	$26,087,962	43.9%
Senior Secured Loans — Second Lien	5,502,553	6,048,451	10.2%
Asset-Backed Securities	671,187	282,310	0.5%
LLC Interests	7,000,000	6,175,807	10.4%
Corporate Bonds	6,717,465	6,680,952	11.3%
Common Stocks	7,952,780	9,428,215	15.9%
Preferred Stock	3,051,714	—	0.0%
Warrants	52,987	24,069	0.0%
Partnership Units	6,312,618	4,633,462	7.8%

Total Invested Assets	$63,304,231	$59,361,228	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$8,473,042	$7,683,965	7.7%
Senior Secured Loans — Second Lien	553,265	326,838	0.3%
Senior Secured Loans — Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	3.7%
Asset-Backed Securities	896,536	743,520	0.7%
Mortgage-Backed Securities	3,996,530	3,994,444	4.0%
LLC Interest	9,189,561	9,358,646	9.3%
Closed-End Mutual Funds	2,419,467	2,136,410	2.1%
Corporate Bonds	42,275,712	40,822,499	40.6%
Common Stocks	20,812,044	23,018,795	22.9%
Preferred Stocks	10,285,555	8,491,470	8.5%
Warrants	52,988	74,598	0.1%
Rights	148,370	61,391	0.1%

Total Invested Assets	$103,378,022	$100,427,692	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of September 30, 2020 and December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. There were no positions in the TRS as of September 30, 2020. The investments underlying the TRS had a notional amount of $50,904,830 and a market value of $47,899,681 as of December 31, 2019.

	September 30, 2020
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$26,042,927	$26,087,962	43.9%
Senior Secured Loans — Second Lien	5,502,553	6,048,451	10.2%
Unsecured Loans	—	—	0.0%
Asset-Backed Securities	671,187	282,310	0.5%
Mortgage-Backed-Securities	—	—	0.0%
LLC Interests	7,000,000	6,175,807	10.4%
Closed-End Mutual Funds	—	—	0.0%
Corporate Bonds	6,717,465	6,680,952	11.3%
Common Stocks	7,952,780	9,428,215	15.9%
Preferred Stock	3,051,714	—	0.0%
Warrants	52,987	24,069	0.0%
Partnership Units	6,312,618	4,633,462	7.8%

Total Invested Assets	$63,304,231	$59,361,228	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$51,120,740	$47,656,091	32.1%
Senior Secured Loans — Second Lien	8,810,397	8,254,393	5.6%
Senior Secured Loans — Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	2.5%
Asset-Backed Securities	896,536	743,520	0.5%
Mortgage-Backed Mutual Funds	3,996,530	3,994,444	2.7%
Closed-End Mutual Funds	2,419,467	2,136,410	1.4%
Corporate Bonds	42,275,712	40,822,499	27.6%
Common Stocks	20,812,044	23,018,795	15.5%
LLC interest	9,189,561	9,358,646	6.3%
Preferred Stocks	10,285,555	8,491,470	5.7%
Warrants	52,988	74,598	0.1%
Rights	148,370	61,391	0.0%

Total Invested Assets	$154,282,852	$148,327,373	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Number of Investments	44	54
% Variable Rate (based on fair value)	81%	56% (1)
% Non-Income Producing Equity or Other Investments (based on fair value)	16%	9% (1)
Weighted Average Cost Price of Investments (as a % of par or stated value)	86.11%	97.24% (1)
Weighted Average Credit Rating of Investments that were Rated	Caa1	B3 (1)
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.1%	0.1% (1)

(1)	Includes value of investments underlying the TRS.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$5,516,901	9.3%	$4,611,683	4.6%
Broadly Syndicated – Public	355,608	0.0%	21,598,588	21.5%
Middle-Market	53,206,409	89.6%	73,473,901	73.2%
Opportunistic/Other	282,310	0.5%	743,520	0.7%

Total Invested Assets	$59,361,228	100.0%	$100,427,692	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	$42,500	0.0%
Consumer Products	2,000,000	3.4%	2,000,000	2.0%
Energy	480,265	0.8%	6,745,696	6.7%
Financials	2,014,810	3.4%	12,900,074	12.9%
Healthcare	32,709,916	55.1%	44,383,560	44.2%
Manufacturing	1,613,892	2.6%	—	0.0%
Materials	—	0.0%	3,734,736	3.7%
Media/Telecommunications	355,608	0.6%	2,457,365	2.4%
Real Estate Investment Trusts (REITs)	1,243,041	2.1%	13,458,505	13.4%
Real Estate	10,223,152	17.2%	6,432,657	6.4%
Retail	225,840	0.4%	1,124,467	1.1%
Service	2,935,303	4.9%	59,183	0.1%
Telecommunication Services	5,516,901	9.3%	4,611,683	4.6%
Utility	—	0.0%	2,477,266	2.5%

Total Invested Assets	$59,361,228	100.0%	$100,427,692	100.0%

As of September 30, 2020, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, LLC, NexPoint Capital REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of September 30, 2020, and December 31, 2019, 55.6% and 45% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Envision Healthcare Corp.: As of September 30, 2020, and December 31, 2019, we held first lien senior secured loans of Envision Healthcare Corp. with an aggregate fair value of $4.3 million and $0.9 million, respectively. Envision Healthcare Corporation is a nationwide provider of healthcare clinical solutions, including physician-led services, ambulatory services, and post-acute services, in addition to being one of the largest owner and operator of ambulatory surgery centers. As of June 30, 2020, the company delivered physician services to more than 2,000 clinical departments in healthcare facilities in 44 states through a 27,000 physician and other healthcare professional employee team. In addition, the company operated 257 ambulatory surgery centers in 34 states with approximately 2,000 physician partners and 1,000 other affiliated physicians.

BW NHHC Holdco, Inc.: As of September 30, 2020, and December 31, 2019, we held first lien senior secured loans of BW NHHC Holdco, Inc. with an aggregate fair value of $3.9 million and $0 million, respectively. The company is one of the nation’s largest providers of home-based care, with a footprint in the Northeast, Midwest and South. They are a transformational company, which provides quality comprehensive care continuum of personal care, skilled home health, hospice care and behavioral health. The company is comprised of 35,000 caregivers serving over 60,000 patients and their families daily, in 225 locations across 16 states. During the quarter ended June 30, 2020, the company had an average of 11,288 episodic census in their skilled services segment, 745 admits in their hospice segment, and 1,984 hours in their personal care services segment.

Surgery Center Holdings, Inc.: As of September 30, 2020, and December 31, 2019, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $3.6 million and $11.9 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. As of June 30, 2020, the company owned or operated a portfolio of 127 surgical facilities, comprised of 111 ambulatory surgery centers and 16 surgical hospitals in 30 states.

RadNet, Inc.: As of September 30, 2020, and December 31, 2019, we held first lien senior secured loans of RadNet, Inc. with an aggregate fair value of $3.5 million and $0.0 million, respectively. As of June 30, 2020, the company owns and/or manages more than 332 centers that offer a variety of diagnostic imaging services, including magnetic resonance imaging (MRI), computed tomography (CT), PET scanning, X-ray, ultrasound, and mammography. Its facilities are typically organized in regional clusters around urban hubs. RadNet contracts with groups of radiologists and other third parties to provide the actual medical services while it runs the administration of the facilities and takes a cut of the revenues plus a management fee. It also develops and sells radiology software and provides teleradiology interpretation services.

Global Medical Response, Inc.: As of September 30, 2020, and December 31, 2019, we held first lien senior secured loans of Global Medical Response, Inc. with an aggregate fair value of $3.3 million and $0, respectively. Global Medical Response is a medical transportation company in the United States that provides and manages community-based medical transportation services, including emergency, non-emergency and managed transportation, fixed-wing air ambulance and disaster response. Additionally, they are one of the leaders in the ambulance industry and provides quality medical care and patient relocation services in the United States, and around the world through the utilization of more than 7,000 ground vehicles, 100 fire vehicles, 300 rotor-wing aircraft, and 100 fixed-wing aircraft.

Results of Operations for the three and nine months ended September 30, 2020 and September 30, 2019

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

Expenses

For the three and nine months ended September 30, 2020, we had total net operating expenses of $425,506 or $0.04 per share and $1,647,447 or $0.16 per share, respectively. For the three and nine months ended September 30, 2019, we had total net operating expenses of $1,248,003 or $0.12 per share and $3,570,347 or $0.34 per share, respectively. Base management fees attributed to the Adviser were $201,136 and $829,100 for the three and nine months ended September 30, 2020, respectively. Base management fees attributed to the Adviser were $449,288 and $1,495,977 for the three and nine months ended September 30, 2019, respectively. Our expenses include administrative services expenses attributed to the Adviser of $59,839 and $185,433 for the three and nine months ended September 30, 2020. Administrative services expenses attributed to the Adviser of $100,029 and $299,367 for the three and nine months ended September 30, 2019, respectively.

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

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment (1)	Administrator fees Waived and Subject to Recoupment (1)	Recoupment Eligibility Expiration
December 31, 2017	$413,916	$75,906	December 31, 2020
September 30, 2017	305,288	69,308	Expired
June 30, 2017	389,733	77,947	Expired
March 31, 2017	390,969	78,194	Expired
December 31, 2016	366,861	73,372	Expired
September 30, 2016	343,320	68,664	Expired
June 30, 2016	74,421	14,884	Expired

Total	$2,284,508	$458,275

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

Our other expenses subject to the Expense Limitation Agreement for the three and nine months ended September 30, 2020 were $241,643 and $687,228, respectively, and consisted of the following:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Audit and tax fees	$46,114	$140,397
Legal fees	27,538	52,854
Custodian and accounting service fees	81,522	234,657
Reports to stockholders	14,173	43,517
Stock transfer fee	59,005	175,227
Directors’ fees	6,238	16,127
Other expenses	7,053	24,449

Total	$241,643	$687,228

Our other expenses subject to the Expense Limitation Agreement for three and nine months ended September 30, 2019 were $291,234 and $586,411 respectively consisted of the following:

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

Net Investment Income

We earned net investment income of $694,133 or $0.07 per share, and $731,993 or $0.07 per share, for the three months ended September 30, 2020 and September 30, 2019, respectively. We earned net investment income of $ 2,285,798 or $0.22 per share, and $2,438,720 or $0.23 per share for the nine months ended September 30, 2020, and September 30, 2019, respectively

Net Realized Gains or Losses

We had sales or principal repayments of $8,317,408 and $2,811,563 during the three months ended September 30, 2020 and September 30, 2019, respectively, from which we realized net gains/(losses) of $(2,737,698) and $269,390, respectively. We had sales or principal repayments of $69,041,052 and $30,502,390 during the nine months ended September 30, 2020 and September 30, 2019, respectively, from which we realized a net gains/(losses) of $(20,672,780) and $674,663, respectively. Additionally, during the three months ended September 30, 2020 and September 30, 2019, we realized gains/(losses) on total return swaps of $ 0.0 and $491,235, respectively. During the nine months ended September 30, 2020 and September 30, 2019, we realized gains/(losses) on total return swaps of $(6,929,996) and $1,298,077, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended September 30, 2020 and September 30, 2019, the net change in unrealized appreciation (depreciation) on investments totaled $(4,695,661) or $(0.45) per share, and $1,144,674 or $0.11 per share, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the net change in unrealized appreciation (depreciation) on investments totaled $(992,673) or $(0.09) per share, and $4,014,364 or $0.39 per share, respectively. For the three months ended September 30, 2020 and September 30, 2019, the net change in unrealized appreciation (depreciation) on the TRS was $8,571,707, and $(352,574), respectively. For the nine months ended September 30, 2020 and September 30, 2019, the net change in unrealized appreciation (depreciation) on the TRS was $2,745,042 and $(321,860), respectively. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2020 and September 30, 2019 was primarily driven by the performance of BW NHHC Holdco, Inc. Senior Secure Loan and the and the Advantage Sales & Marketing, Inc. Second Lien Term Loan, respectively.

Net Increase from Payment from Affiliates

For the three and nine months ended September 30, 2020 and September 30, 2019, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of September 30, 2020 would have been lower. These payments are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2020 and September 30, 2019, the net increase/(decrease) in net assets resulting from operations was $(23,564,609) or $(2.24) per share, and $8,103,964 or $0.79 per share, respectively.

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Income	$3,933,245	$6,009,067
Net expenses	(1,647,447)	(3,570,347)
Net realized gain/(loss)	(27,602,776)	1,972,740
Net unrealized appreciation (depreciation)	1,752,369	3,692,504
Net increase from amounts committed by affiliates	—	—

Total	$(23,564,609)	$8,103,964

For the three months ended September 30, 2020 and September 30, 2019, the net increase/(decrease) in net assets resulting from operations was $2,652,096 or $0.25 per share, and $1,793,483 or $0.17 per share, respectively.

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019
Income	$1,119,639	$1,979,996
Net expenses	(425,506)	(1,248,003)
Net realized gain/(loss)	(2,737,698)	269,390
Net unrealized appreciation (depreciation)	4,695,661	792,100
Net increase from amounts committed by affiliates	—	—

Total	$2,652,096	$1,793,483

Financial Condition, Liquidity and Capital Resources

As of September 30, 2020, and December 31, 2019, we had cash and cash equivalents of $ 4,268,422 and $7,764,892 respectively. As of September 30, 2020, and December 31, 2019, $4,004,290 and $7,745,979 was held in the State Street U.S. Government Money Market Fund, and $264,132 and $18,913 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of September 30, 2020 the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $15.2 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the three months ended September 30, 2020 and September 30, 2019, respectively, and were offset against capital in excess of par value on the financial statements.

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

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement could be terminated by either the Company or the BNPP Entities with 179 days’ notice.

As of September 30, 2020, and December 31, 2019, $0 and $33,714,864, respectively, were outstanding under the Financing Arrangement. As of April 15, 2020, the Financing Arrangement was paid down and closed. For the three and nine months ended September 30, 2020 and September 30, 2019, the components of total interest expense were as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Direct interest expense	$—	$176,911
Commitment fees		(204)
Amortization of financing costs	—	—

Total	$—	$176,707

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Direct interest expense	$315,653	$961,302
Commitment fees	—	—
Amortization of financing costs	—	—

Total	$315,653	$961,302

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2020, and December 31, 2019, we had no outstanding commitments to fund investments.

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

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and is subject to a hurdle rate, expressed as a rate of return on our net assets, equal to 1.875% per quarter. As a result, the Adviser will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375% of the Company’s net assets at the end of such quarter. This “catch-up” feature allows the Adviser to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Adviser will receive 20.0% of our pre-incentive fee net investment income. For purposes of calculating this part of the incentive fee, “Pre-Incentive Fee Net Investment

Income” means interest income, distribution income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the nine months ended September 30, 2020 and September 30, 2019, the Company incurred $0 and $0 of incentive fees on capital gains, respectively Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of September 30, 2020.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and nine months ended September 30, 2020 and September 30, 2019, the Company did not distribute in excess of net investment income.

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

For the nine months ended September 30, 2020, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend (1)	Dividends Reinvested (2)(3)(4)
9/30/2020	$0.090	$944,487	$—
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/03/2020(2)	—	—	396,214

Total	$0.330	$3,466,634	$1,516,799

Total

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
[3]	The March 2020 Dividend was reinvested in April 2020.
[4]	The September 2020 Dividend was reinvested in October 2020.

For the year ended December 31, 2019, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend (1)	Dividends Reinvested (2)(3)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	626,130	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019(2)	—	—	456,444

Total	$0.720	$7,512,670	$4,823,663

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.
[3]	The December 2019 Dividend was reinvested in January 2020.

For the year ended December 31, 2018, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager for our continuous public offering, NexPoint Securities, Inc., is an affiliate of the Adviser.

•	In aggregate as of September 30, 2020, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $15.2 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of September 30, 2020 would have been lower. These payments are not recoupable by the Adviser.

As discussed above, the Adviser has entered into a Shared Services Agreement with HCMLP pursuant to which the Adviser may utilize employees from HCMLP in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, employees, compliance and legal. Future investment selection and determination, however, may be expected to differ between HCMLP and the Adviser.

Employees of HCMLP providing services to the Adviser could face conflicts arising from, for example, HCMLP and the Adviser acting separately with respect to investment determinations on assets commonly held by clients of HCMLP and the Adviser, respectively, although any such persons will not have sole investment discretion with respect to any determinations made by the Adviser for its clients.

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

The portfolio will often include debt investments and equity investments that are fair valued. The portion of our portfolio that receives values from independent third parties are valued at their mid quotations obtained from unaffiliated market makers, other financial institutions that trade in similar investments or based on prices provided by independent third-party pricing services. For investments where there are no available bid quotations, fair value is derived using proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, and other applicable factors for similar transactions.

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

With respect to investments for which market quotations are not readily available, the Board and the adviser undertakes a multi-step valuation process each quarter, as described below:

•

The valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Adviser responsible for credit monitoring or independent third-party valuation firms.

•	Preliminary valuation conclusions are then documented and discussed with a committee comprised of certain senior management employees of the Adviser (the “Valuation Committee”).

•	The Audit and Qualified Legal Compliance Committee of the Board reviews these valuations.

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

As of September 30, 2020, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp	Asset-Backed Securities	$238,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	44,310
American Banknote Corp.	Common Stocks	1,732,500
Creative Science Properties, Inc.	Common Stocks	1,661,000
OmniMax International, Inc.	Common Stocks	—
SteadyMed Ltd.	Common Stocks	40,405
Terrestar Corp.	Common Stsocks	4,704,953
NexPoint Capital REIT, LLC	LLC Interests	247,117
SFR WLIF III, LLC	LLC Interests	1,491,235
SFR WLIF II, LLC	LLC Interests	2,437,455
US GAMING LLC	LLC Interests	2,000,000
Terrestar Corp.	Senior Secured Loans	634,811
Terrestar Corp.	Senior Secured Loans	150,287
Terrestar Corp.	Senior Secured Loans	26,850
OmniMax International, Inc.	Unsecured Loans	—
Galena Biopharma, Inc.	Warrant	—
Gemphire Therapeutics, Inc.	Warrant	260
OmniMax International, Inc.	Warrant	—
SCYNEXIS, Inc.	Warrant	—

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended September 30, 2020 and September 30, 2019, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to September 30, 2020, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three and nine months ended September 30, 2020 and September 30, 2019, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three months ended September 30, 2020 and September 30, 2019, the Company capitalized $0 and $0 of offering costs, respectively. Of the capitalized offering costs, $0 and $5,445 were amortized to expense during the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020 and September 30, 2019, $0 and $0 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2020, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

Investment Transactions and Related Investment Income and Expense

We record our investment transactions on a trade date basis, which is the date when we have determined that all material terms have been defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. All related revenue and expenses attributable to these transactions are reflected on the Statements of Operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded on the specific identification method. We accrue interest income if we expect that ultimately, we will be able to collect it. Generally, when an interest payment default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that such interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. We also accrue for delayed compensation, which is a pricing adjustment payable by the parties to a secondary loan trade that closes late, intended to assure that neither party derives an economic advantage from the delay. Delayed compensation begins calculating at the loan’s specific coupon rate if a trade hasn’t settled within 7 business days of trading. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income and will be accreted or amortized over the maturity period of the investments. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amount.

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

We are subject to financial market risks, most significantly changes in interest rates. As of September 30, 2020, 81% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of September 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	—	—	—
Up 50 basis points	184,042	—	184,042
Up 100 basis points	368,084	—	368,084
Up 200 basis points	736,169	—	736,169
Up 300 basis points	1,104,253	—	1,104,253

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Investment Company Act of 1940, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management (“Management”), including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Management, including the principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the period covered by this report, we, including our president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation and subject to the foregoing, our president and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As of September 30, 2020, Management remediated the material weakness previously identified as of December 31, 2019 relating to the application of fair value accounting with respect to the validation of fair value methodologies. Specifically, the controls were not sufficiently designed to ensure the appropriateness of the fair value determinations reached for Level 3 real estate-related holdings. While this control deficiency did not result in a misstatement, it could have resulted in a misstatement to the investment balances or disclosures that would have resulted in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Management remediated the material weakness by designating a member of the Adviser’s Valuation Committee to monitor and report to the Valuation Committee to ensure that for significant real estate-related holdings, fair values for such holdings are validated through one or more other valuation techniques that are acceptable under ASC 820.

As a result of the remediation activities, Management has determined that Management’s controls were designed appropriately and at a sufficient level of precision, and have been operating effectively for a sufficient period of time, such that the material weakness previously identified as of December 31, 2019 has been remediated as of September 30, 2020.

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

Item 1A:	Risk Factors.

None.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.10	Control Agreement, dated and effective as of September 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of September 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

Number	Description

10.12	Committed Facility Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.17	Amended and Restated Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of April 2, 2018, by and between NexPoint Capital, Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on April 2, 2018)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: November 12, 2020	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: November 12, 2020	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer