Form 10-K
period 2020-12-31
NexPoint Capital, Inc.
filed 2021-03-31
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER: 814-01074

NexPoint Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3926499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2515 McKinney Avenue, Suite 1100 Dallas, Texas	75201
(Address of principal executive offices)	( Zip Code)

Registrant’s telephone number, including area code (972) 628-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in February 14, 2018. Since the registrant closed its public offering it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $10.75 per share. As of December 31, 2020, the Registrant had 10,475,168 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K

i

PART I

Item 1.	Business.

Organization

NexPoint Capital, Inc. (the “Company”), which may also be referred to as “we,” “us,” or “our,” incorporated on September 30, 2013 (inception date) as a Delaware limited liability company. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an investment company and accordingly follows the Investment Company accounting and reporting guidance under Topic 946 of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”), Financial Services—Investment Companies. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations (“CLOs”). The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and intends each year to qualify and be treated as such.

The Company issued 21,739.13 LLC units to NexPoint Advisors, L.P. (the “Adviser”) on May 27, 2014 (initial fund-raising date), at $9.20 per share for $200,000 in total proceeds. On June 10, 2014, the Company converted to a Delaware corporation, NexPoint Capital, Inc. As part of the conversion to a Delaware corporation, the member of the Company converted 21,739.13 LLC units into 21,739.13 shares of the Company’s common stock, representing an equivalent price of $9.20 per share based on the fair value of the assets contributed by the Adviser in connection with the formation of the Company, as determined by the board of directors (the “Board”).

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

As a result of the private placement to the Adviser and its affiliates, the Company successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base investment advisory fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of December 31, 2020, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $15.6 million.

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

Overview of Our Business

Our investment activities are managed by the Adviser and supervised by the Board, of which a majority of the members are independent of the Company. The Adviser has also entered into a Services Agreement with Skyview Group, Inc. (“Skyview”), effective February 25, 2021, pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser will compensate all Adviser and Skyview personnel who provide services to the Company.

Our investment objective is to generate high current income and long-term capital appreciation. We seek to achieve our objective by using the experience of the Adviser’s healthcare, credit and structured products teams to source, evaluate and structure investments, identify attractive investment opportunities that are primarily debt investments that generate high income without creating undue risk for the portfolio, make equity investments where we believe there will be attractive risk-adjusted returns that compensate for the lack of current income, and make investments in debt and equity tranches of CLOs that deliver income and high relative value. We will focus on companies that are stable, have positive cash flow, and the ability to grow their business model.

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

We leverage the expertise of the Adviser with regard to distressed investing and restructuring to make opportunistic investments in distressed companies. We utilize the Adviser’s credit underwriting capability to identify the types of companies we believe will provide high current income and/or long-term capital appreciation. In addition to the investments in the healthcare industry, we may invest a portion of our capital in other opportunistic investments in which the Adviser has expertise and where we believe an opportunity exists to achieve above-average risk-adjusted yields and returns. These types of opportunities may include: (1) direct lending or origination investments, (2) investments in stressed or distressed situations, (3) structured product investments, (4) equity investments and (5) other investment opportunities not typically available in other BDCs. Opportunistic investments may range from broadly syndicated deals to direct lending deals in both private and public companies and may include foreign investments. We believe this is the best approach to achieving our dual mandate of attempting to generate a high yield while also attempting to produce capital appreciation.

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

As of December 31, 2020, our investment portfolio, with a total fair value of $64.7 million, consisted of 45 positions in portfolio companies (calculated as a percentage of investments: 48.3% in first lien senior secured loans, 7.3% in second lien senior secured loans, 10.6% in corporate bonds, 0.6% in asset-backed securities, 0.1% in warrants, 14.9% in common stock, 0.0% in preferred stocks, 10.1% in LLC interests and 8.1% in partnership units.) As of December 31, 2020, the debt investments in our portfolio carry a weighted average cost price of 88.76% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 5.48% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Recent Developments

On January 5, 2021, the Board of the Company declared a cash distribution of $0.09 per share of the Company’s common stock, par value $0.001 per share, payable on January 15, 2021, to the stockholders of record on December 31, 2020.

Business & Investment Strategies

We focus our healthcare investments primarily on opportunities in companies we believe will benefit from the long-term changes in the healthcare industry as a result of the aging demographic of Baby Boomers, implementation of payment system reforms and advances in medical technologies. It is our belief that the changing demographic landscape in the United States, where approximately 10,000 people per day turn 65 years of age, coupled with advances in medical technologies that are enabling Americans to live longer, will produce strong growth in demand for healthcare. At the same time, changes in the U.S. healthcare reimbursement system, including the implementation of alternative payment model are creating disruption in the healthcare sector, affecting each sub-sector differently, and will produce a positive impact for some sub-sectors and a negative impact for others. We also believe some companies are better positioned to take advantage of these changes while others will consolidate with stronger players. Based on our deep understanding of the healthcare sector, we believe these developments will create a changing landscape for years to come.

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

Potential Competitive Strengths

We believe the breadth, depth and experience of the Adviser’s senior management and investment team provides a significant advantage in sourcing, analyzing, monitoring and managing investment opportunities. As discussed above, the Adviser has entered into a Services Agreement with Skyview pursuant to which the Adviser may utilize Skyview’s back office operations team that has years of experience in settling and tracking bank loan investments and its dedicated team that operates registered funds, works with third party service providers, interacts with portfolio managers to provide timely information and portfolio statistics, and has experience interacting with legal counsel, auditors, other third-party service providers and the Board.

We believe the long-term investment horizon we are afforded through the BDC structure will allow us flexibility to find the investments that will deliver the highest value to our investors. Unlike a typical private equity or venture fund, we are not required to return capital once a liquidity event is realized in an underlying investment. With the uncertainties inherent in the Federal Reserve’s actions regarding interest rates and quantitative easing, we believe it is difficult to make the best investment decisions if required to work under a finite timeline. Because of the permanent capital vehicle structure, we believe we can offer an institutional-type strategy focused on the healthcare sector with institutional management capabilities to investors.

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

We expect that deal flow and idea generation for investments will primarily originate from the Adviser and its affiliates’ existing and extensive network of informal and unconventional deal sources in the middle-market business community. Once potential investments have been identified, we, through our Adviser, will conduct a rigorous due diligence process that draws from our Adviser’s investment experience, industry expertise and network of contacts. Our Adviser will then work with outside counsel to structure loans with strong creditor protections and contractual controls over borrower operations. Our Adviser will work to obtain extensive operating and financial covenants, detailed reporting requirements, governance rights and board seats to protect our investment while allowing the borrower the necessary flexibility to successfully execute its business plan. We will actively monitor and manage our portfolio with regard to individual company performance as well as general market conditions. Investment decisions on new originations generally will include an analysis of the impact of the new loan on our broader portfolio, including a “top-down” assessment of portfolio structure and risk exposure.

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

Healthcare is a defensive and stable sector that has experienced out-sized growth and consistency during the past four decades. There are three primary growth drivers of healthcare: (1) demographics, (2) price inflation and (3) per-person utilization of care. The historical demographic growth rate has been 1.00%. Price inflation in healthcare has added an additional 5.64%, more than double the baseline U.S. GDP growth rate since 1970 of 2.79%. Per-person utilization is a function of access to health insurance as well as aging demographics. In the past three decades, the population above age 90 has tripled and is expected to quadruple over the next three decades. Due to these drivers, healthcare has moved from 3% of GDP in 1980 to approximately 18% today and is expected to continue to grow.

Investments in Middle-Market Non-Healthcare Companies

In response to the COVID-19 pandemic, the Federal Reserve (the “Fed”) has successfully maintained low interest rates across the yield curve to support low-cost financing for businesses struggling through challenging economic times. With the roll-out of vaccines and declining incidence of COVID-19 infections, return of economic activity will allow the Fed to begin normalizing interest rates. We believe that as interest rates rise, financing for middle-market companies in all sectors will become more difficult. Furthermore, the capital requirements of business in many sectors will be enormous in coming years as companies catch up on delayed capital spending and make required investments to adapt to structural economic changes brought on by COVID-19. These companies will, in our opinion, turn more and more to specialty finance vehicles, such as us, to procure the capital they need for growth. We view the financing of middle-market companies to be an underserved area, presenting enormous opportunities.

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

Due Diligence. We believe it is critical to conduct extensive due diligence on investment targets, and in evaluating new investments. We, through our Adviser, will conduct a rigorous due diligence process that draws from our Adviser’s investment experience, industry expertise and network of contacts. Our Adviser intends to conduct extensive due diligence and perform thorough credit analysis on each potential portfolio company investment. In conducting due diligence, we expect that our Adviser will use publicly available information and private information provided by borrowers, their financial sponsors and their advisers. Our Adviser expects to use its relationships with former and current management teams, consultants, competitors, bankers, private equity firms and investment bankers to gain further insights into businesses and industries, generally, and our potential portfolio companies, specifically.

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

Structuring Originations. Our Adviser’s team has substantial expertise in structuring and documenting loans originated to middle-market companies. Our Adviser works with outside counsel to structure loans with strong creditor protections and contractual controls over borrower operations. Our Adviser works to obtain extensive operating and financial covenants, detailed reporting requirements, governance rights and board seats to protect our investment while allowing the borrower the necessary flexibility to successfully execute its business plan. We believe that our Adviser’s extensive experience allows it to anticipate issues and maximize our potential recovery upon the occurrence of adverse events, and our Adviser is able to seek to structure our loan and credit documentation to protect us from risks identified in the due diligence process. Our Adviser also evaluates the broader capital structure of the borrower to ensure that we have strong rights as compared to other participants in the borrower’s capital structure.

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

We believe that consistent, active monitoring of individual companies and the broader market is integral to portfolio management and a critical component of our investment process. Our Adviser uses several methods of evaluating and monitoring the performance and fair value of our investments, including the following:

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

Competition

Our primary competitors to provide financing to middle-market companies include public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. As the economic recovery continues, we expect that we may face enhanced competition in the future. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC and that the Code will impose on us as a RIC. For additional information concerning the competitive risks we face, see “Risk Factors—Risks Relating to our Business and Structure—The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.”

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by our Adviser. Our officers will be employees of the Adviser. Some of our executive officers described under “Management of the Company” are also officers of the Adviser. See “The Adviser and the Administrator—Administration Agreement.”

Regulation

We have filed an election to be treated as a BDC under the 1940 Act and to be treated as a RIC under Subchapter M of the Code and intend each year to qualify and be eligible to be treated as such. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any Advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

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

b.

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.

does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

ii.

is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.

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

Managerial Assistance to Portfolio Companies

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. When a BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. As our administrator, the Adviser has agreed to provide such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse the Adviser for the actual costs incurred in providing managerial assistance on our behalf, subject to the review and approval by the Board, including our independent directors.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Our Adviser intends to monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to our Business and Structure—Regulations governing our operation as a BDC will affect our ability to raise, and the way in which we raise, additional debt or equity capital.”

Code of Ethics

We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. In addition, each code of ethics is attached as an exhibit to the registration statement of which this prospectus is a part and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are described below. The guidelines are reviewed periodically by our Adviser and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to our Adviser.

Introduction

As an Adviser registered under the Investment Advisers Act of 1940, as amended (“Advisers Act”), we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under the Advisers Act.

Proxy Policies

We vote proxies relating to our clients’ portfolio securities in what we perceive to be the best interest of our clients’ stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. In most cases, we will vote in favor of proposals that we believe are likely to increase the value of our clients’ portfolio securities. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.

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

Proxy Voting Records

You may obtain information without charge about how we voted proxies by making a written request for proxy voting information to: Investor Relations, 2515 McKinney Avenue, Suite 1100, Dallas, Texas 75201, or by calling us collect at (844) 485-9167.

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

Other

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of our independent directors and/or appropriate exemptive relief. Our Adviser and its affiliates, including persons that control, are controlled by, or are under common control with, us or our Adviser, are also considered to be our affiliates under the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into “joint” transactions with such affiliates without the prior approval of our independent directors and, in some cases, exemptive relief from the SEC.

We may, however, invest alongside the Adviser’s, and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations and specific exemptive relief from the SEC. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and other accounts managed by the Adviser or its affiliates, subject to certain conditions. We may also invest alongside our Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of our Adviser and its affiliates (including clients that may pay higher fees to the Adviser or its affiliates or in which our portfolio managers have personal interest in the receipt of such fess). If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Adviser’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata, based on the amount that each such party would have invested if sufficient securities or loan amounts were available. The allocation policies and procedures are intended to assist the Adviser and its affiliates in ensuring that investment opportunities will be allocated to us fairly and equitably.

We will be subject to periodic examination by the SEC for compliance with the 1940 Act. Under the 1940 Act, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

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

Tax Matters

The following is a general summary of some of the important U.S. federal income tax considerations affecting us and our common shareholders that are “United States persons” within the meaning of the Code, and does not address any state, local, foreign or other tax consequences. It reflects provisions of the Code, existing Treasury regulations, and other applicable authority, as of the date of this annual report. These authorities may be changed, possibly with retroactive effect, or subject to new legislative, administrative, or judicial interpretations. This summary does not purport to be a complete description of the U.S. federal income tax considerations applicable to our common shareholders. For example, except as otherwise specifically noted herein, we have not described certain tax considerations that may be relevant to certain types of holders subject to special treatment under the U.S. federal income tax laws, including shareholders subject to the U.S. federal alternative minimum tax, insurance companies, tax-exempt organizations, pension plans and trusts, RICs, dealers in securities, shareholders holding our shares through tax-advantaged accounts (such as 401(k) plans or individual retirement accounts), financial institutions, shareholders holding our shares as part of a hedge, straddle, or conversion transaction, entities that are not organized under the laws of the United States or a political subdivision thereof, and persons who are neither citizens nor residents of the United States. This summary assumes that investors hold our common shares as capital assets (within the meaning of the Code). Please consult your tax advisor about U.S. federal, state, local, foreign or other tax laws applicable to you, as the tax consequences to an investor in our common shares will depend on the facts of his, her or its particular situation.

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

Distributions to Shareholders

Distributions not in excess of our current and accumulated earnings and profits are taxable to shareholders even if we paid them from income or gains, we earned before a shareholder invested in our shares (and such income and gains thus were included in the price the shareholder paid for its shares). Such distributions are taxable whether shareholders receive them in cash or reinvest them in additional shares through our distribution reinvestment plan. A shareholder who reinvests such distributions in shares through our distribution reinvestment plan will be treated as having received a dividend equal to the fair market value of the new shares issued to the shareholder.

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

Your broker or other intermediary will send you information after the end of each year setting forth the amount and tax status of any dividends or other distributions, we pay to you.

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

Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, the Code generally allows individuals and certain other non-corporate entities a deduction for 20% of “qualified publicly traded partnership income,” such as income from MLPs, and a deduction for 20% of qualified REIT dividends. Recently issued proposed regulations, which are currently in effect, allow a RIC to pass the character of its qualified REIT dividends through to its shareholders provided certain holding period requirements are met. As a result, a shareholder in the Company will be eligible receive the benefit of the same 20% deduction with respect to any qualified REIT dividends included in Company distributions that is available to direct investors in REITs, but a shareholder in the Company will not currently receive the benefit of the 20% deduction with respect to any MLP income included in Company distributions.

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

You may be entitled to offset your Capital Gain Dividends with capital loss. The Code contains a number of statutory provisions affecting the circumstances under which capital loss may be offset against capital gain and limiting the use of loss from certain investments and activities. Accordingly, if you have capital losses, we urge you to consult your tax advisor.

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

Foreign shareholders with respect to whom income from us is effectively connected with a trade or business conducted by the foreign shareholder within the United States will in general be subject to U.S. federal income tax on the income derived from us at the graduated rates applicable to U.S. citizens, residents or domestic corporations, whether such income is received in cash or reinvested in additional units of our shares and, in the case of a foreign corporation, may also be subject to a branch profits tax. If a foreign shareholder is eligible for the benefits of a tax treaty, any effectively connected income or gain will generally be subject to U.S. federal income tax on a net basis only if it is also attributable to a permanent establishment maintained by the shareholder in the United States. More generally, foreign shareholders who are residents of a country with an income tax treaty with the United States may obtain different tax results than those described herein and are urged to consult their tax advisors.

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

Before you invest in our shares you should be aware of various risks associated with an investment in shares of our common stock, as well as risks generally associated with investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K and the other reports and documents filed by us with the SEC before you decide whether to make an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

It is not known how long any negative impacts, or any future impacts of other significant events such as a substantial economic downturn, will last. Health crises caused by outbreaks of disease, such as the coronavirus, may exacerbate other pre-existing political, social and economic risks. This outbreak, and other epidemics and pandemics that may arise in the future, could negatively affect the global economy, as well as the economies of individual countries, individual companies and the market in general in significant and unforeseen ways. For example, a widespread health crisis such as a global pandemic could cause substantial market volatility, exchange trading suspensions and closures, and impact a Company’s ability to complete repurchase requests. Any such impact could adversely affect a Company’s performance, the performance of the securities in which a Company invests, lines of credit available to a Company and may lead to losses on your investment in a Company. In addition, the increasing interconnectedness of markets around the world may result in many markets being affected by events or conditions in a single country or region or events affecting a single or small number of issuers.

The United States responded to the coronavirus pandemic and resulting economic distress with fiscal and monetary stimulus packages, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed in late March 2020. The CARES Act provides for over $2.2 trillion in resources to small businesses, state and local governments, and individuals that have been adversely impacted by the COVID-19 pandemic. In mid-March 2020, the Fed cut interest rates to historically low levels and announced a new round of quantitative easing, including purchases of corporate and municipal government bonds. The Fed also enacted various programs to support liquidity operations and funding in the financial markets, including expanding its reverse repurchase agreement operations, which added $1.5 trillion of liquidity to the banking system; establishing swap lines with other major central banks to provide dollar funding; establishing a program to support money market funds; easing various bank capital buffers; providing funding backstops for businesses to provide bridging loans for up to four years; and providing funding to help credit flow in asset-backed securities markets. In addition, the Fed plans to extend credit to small and medium-sized businesses. There is no assurance that the U.S. government’s support in response to COVID-19 economic distress will offset the adverse impact to securities in which the Company may invest and future governmental support is not guaranteed.

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

Risks Relating to our Business and Structure

Operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objective.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to certain other investment vehicles managed by the Adviser and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment. In addition, qualification for the special tax treatment accorded RICs and their shareholders requires satisfaction of source-of-income, asset diversification and distribution requirements. We and our Adviser have limited experience operating under the constraints applicable to BDCs, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. As a result, we cannot assure you that our Adviser will be able to operate our business successfully under these constraints. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements for qualifying to be treated as a RIC, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies and possibly lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to do so on favorable terms, or at all. For example, we may have difficulty finding a buyer and, even if we do find a buyer, we may have to sell such investments for less than we could have received if we were able to sell them at a later time.

We depend upon key personnel of the Adviser and its affiliates.

We are an externally managed BDC and therefore we do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the Adviser to achieve our investment objective. We expect the Adviser to evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement.

We depend upon the senior professionals of the Adviser to maintain relationships with potential sources of lending opportunities, and we intend to rely heavily upon these relationships to provide us with potential investment opportunities. We cannot assure you that these individuals will continue to indirectly provide investment advice to us. We do not intend to purchase any “key person” insurance coverage respecting such investment personnel. If these individuals do not maintain their existing relationships with our Adviser, maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of our Adviser have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

If our Adviser is unable to manage our investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective will depend upon our ability to manage and grow our business. This will depend, in turn, on our Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon our Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our Adviser will have substantial responsibilities under the Investment Advisory Agreement. The personnel of our Adviser are engaged in other business activities and may be called upon to provide managerial assistance to our portfolio companies, either of which could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

An investment in our shares is not an investment in existing funds, accounts or other investment vehicles managed by the Adviser or its affiliates except to the extent that we, consistent with the 1940 Act, invest in such entities. Our performance, therefore, is distinct from the prior performance of such entities.

Our primary focus in making investments generally differs from that of existing investment funds, accounts or other investment vehicles that are or have been managed or sponsored by the Adviser or its affiliates. In addition, investors in our common stock are not acquiring an interest in any such investment funds, accounts or other investment vehicles that are or have been managed or sponsored by the Adviser or its affiliates. While we may consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed or sponsored by the Adviser or its affiliates, our ability to make such investments will be limited by the 1940 Act, including, potentially, requiring the prior approval of our independent directors. We and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and other accounts managed by the Adviser or its affiliates, subject to certain conditions. We may also invest alongside our Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of our Adviser and its affiliates. We also cannot assure you that we will replicate the historical results achieved by the Adviser or its affiliates, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments we plan to make in middle-market companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, as competition for investment opportunities increases, alternative investment vehicles, such as hedge funds, may invest in middle-market companies. As a result of these new entrants, competition for investment opportunities in middle-market companies may intensify. Many of our potential competitors are substantially larger and have access to considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us which could allow them to offer more favorable terms to borrowers. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. Participants in our industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. We will not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may reduce our net investment income and increase our risk of credit loss.

The global capital markets are in a period of disruption and instability. These market conditions materially and adversely affected debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

Uncertainties surrounding the sovereign debt of a number of European Union (EU) countries and the viability of the EU have disrupted and may in the future disrupt markets in the United States and around the world. If one or more countries leave the EU or the EU dissolves, the world’s securities markets likely will be significantly disrupted. In June 2016, the United Kingdom approved a referendum to leave the EU, commonly referred to as “Brexit.” Effective January 31, 2020, the UK ceased to be a member of the EU and, following a transition period during which the EU and the UK Government engaged in a series of negotiations regarding the terms of the UK’s future relationship with the EU, the EU and the UK Government signed an agreement on December 30, 2020 regarding the economic relationship between the UK and the EU. This agreement became effective on a provisional basis on January 1, 2021. There remains significant market uncertainty regarding Brexit’s ramifications, and the range of potential outcomes of possible political, regulatory, economic, and market outcomes are difficult to predict. The uncertainty resulting from the transition period may affect other countries in the EU and elsewhere, cause volatility within the EU, or trigger prolonged economic downturns in certain countries within the EU. In addition, Brexit may create additional and substantial economic stresses for the UK, including a contraction of the UK economy and price volatility in UK stocks, decreased trade, capital outflows, devaluation of the British pound, wider corporate bond spreads due to uncertainty and declines in business and consumer spending as well as foreign direct investment. Brexit may also adversely affect UK-based financial firms that have counterparties in the EU or participate in market infrastructure (trading venues, clearing houses, settlement facilities) based in the EU. These events and resulting market volatility may have an adverse effect on the performance of the Company. Political and military events, including in North Korea, Venezuela, Syria, and other areas of the Middle East, and nationalist unrest in Europe and South America, also may cause market disruptions.

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

While these conditions persist, we and other companies in the financial services sector may be required to, or may choose to, seek access to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to certain limited exceptions, as a BDC, we are not generally able to issue and sell our common stock at a price below net asset value per share without first obtaining approval for such issuance from our stockholders and independent directors. In addition, the debt capital that will be available to us, if at all, may be at a higher cost and on terms and conditions that may be less favorable than we expect, which, if incurred, could negatively affect our financial performance and results in the future. In addition, the portfolio companies in which we invest may not be able to service or refinance their debt, which could materially and adversely affect our financial condition, as we could experience reduced income or even losses. The inability to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations. Another prolonged period of market illiquidity may also cause us to reduce the volume of loans we originate and/or fund below historical levels and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition and results of operations.

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

If we failed to qualify for treatment as a RIC, we would be subject to tax on all our taxable income at regular corporate rates and all of our distributions from earnings and profits (including from net long-term capital gains) would be taxable to stockholders as ordinary income. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends-received deduction with respect to such dividends, and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. To the extent such distributions exceed our current and accumulated earnings and profits, such excess distributions will be treated first as a return of capital to the extent of a stockholder’s tax basis in his or her shares, and then as a capital gain. Reducing a stockholder’s tax basis will have the effect of increasing his or her gain (or reducing loss) on a subsequent sale of shares. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

Our distributions may exceed our net investment income. As a result, portions of the distributions that we make may represent a return of capital to you for tax purposes, which will lower your tax basis in your shares and reduce the amount of funds we have available for investment in targeted assets.

A return of capital is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after the offering, including any fees payable to our Adviser. Although a return of capital is not currently taxable, it will lower your tax basis in your shares, which may increase your gain or decrease your loss in connection with a sale of our shares.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment assets and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

Any PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees payable by us to our Adviser.

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to our Adviser is based on the value of our consolidated gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us regardless of whether the PIK interest income is ever realized. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to our Adviser.

Regulations governing our operation as a BDC will affect our ability to raise, and the way in which we raise, additional debt or equity capital.

We expect that we will require a substantial amount of capital. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a BDC to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness.

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

Additional Common Stock. The Board may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within 12 months prior to such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of the Board, closely approximates the fair value of such securities. We also may conduct rights offerings at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing additional common stock or senior securities convertible into, or exchangeable for, our common stock, the ownership percentage of our stockholders at that time would decrease, and our stockholders may experience dilution.

If we enter into securitization transactions, we may be subject to additional risks.

In addition to issuing securities to raise capital as described above, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance require us to consolidate the securitization vehicle’s financial statements with our financial statements, any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity, but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We would have no direct ability to enforce the payment obligations on the loans contributed to the securitization vehicle. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid. Any fee payable under any servicing or collateral management agreement in respect of the securitization would be offset in an amount equal to the base management fee payable under the Investment Advisory Agreement.

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

If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to our Adviser.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt at a time when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market conditions and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit on terms acceptable to us or at all.

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

As of December 31, 2020, the Company did not utilize any leverage.

We may enter into reverse repurchase agreements, which are another form of leverage.

We may enter into reverse repurchase agreements. A repurchase agreement is an agreement by a bank or other financial institution to buy securities or another asset with a corresponding agreement that it will resell these same securities or assets to the same seller for an agreed-upon price on a certain day (often the next day). A reverse repurchase agreement is the same as a repurchase agreement, but from the perspective of the buyer rather than the seller. Under a reverse repurchase agreement, we will pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly release our collateral.

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

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, particularly since our strategy includes investments in floating rate loans. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income.

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

Because loans are not ordinarily registered with the SEC or any state securities commission or listed on any securities exchange, there is usually less publicly available information about such instruments. In addition, loans may not be considered “securities” for purposes of the federal securities laws and, as a result, as a purchaser of these instruments, we may not be entitled to the anti-fraud protections of the federal securities laws. In the course of investing in such instruments, we may come into possession of material nonpublic information and, because of prohibitions on trading in securities of issuers while in possession of such information, we may be unable to enter into a transaction in a publicly traded security of that issuer when it would otherwise be advantageous for us to do so. Alternatively, we may choose not to receive material nonpublic information about an issuer of such loans, with the result that we may have less information about such issuers than other investors who transact in such assets.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

If we lose our status as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility. For example, if we were to be regulated as a closed-end investment company under the 1940 Act, we would be further limited in the amount of leverage we could incur and would face additional restrictions governing our ability to engage in transactions with our affiliates.

Since we intend to use debt to finance our investments, and we may use debt financing, changes in interest rates may affect our cost of capital and net investment income.

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

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to our Adviser with respect to Pre-Incentive Fee Net Investment Income.

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with the Adviser, there may be times when our Adviser has interests that differ from those of our stockholders, giving rise to a conflict of interest.

There are conflicts of interest related to the obligations of the Adviser or its affiliates to other clients.

The Adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those other entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, our Adviser and its affiliates manage or sponsor other investment funds, accounts or other investment vehicles. Our investment objective may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, our Adviser may face conflicts of interest in the allocation of investment opportunities among us and other investment funds, accounts or other investment vehicles advised by or affiliated with our Adviser. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. Where we are able to co-invest consistent with the requirements of the 1940 Act and SEC exemptive relief, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, the opportunity will be allocated in accordance with our Adviser’s pre-transaction determination and the requirements of the exemptive relief. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our Adviser or its affiliates, the allocation policy and exemptive relief further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient loan amounts were available. However, there can be no assurance that we will be able to participate in all suitable investment opportunities.

Our Adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Principals of our Adviser and its affiliates may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. If we obtain material nonpublic information with respect to public companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Our management and incentive fee structure may create incentives for our Adviser that are not fully aligned with the interests of our stockholders and may induce our Adviser to make speculative investments.

In the course of our investing activities, we will pay management and incentive fees to our Adviser. The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. The management fee is based on our consolidated gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because the management fee is based on our consolidated gross assets, our Adviser will benefit if and when we issue additional equity, incur debt or use leverage. The use of leverage will increase the likelihood of default under any credit facility or other debt instruments we enter into, which would disfavor the holders of our common stock, including investors in this offering.

Under the incentive fee structure, our Adviser may benefit when capital gains are recognized and, because our Adviser determines when a holding is sold, our Adviser controls the timing of the recognition of such capital gains. The Board is charged with protecting our interests by monitoring how our Adviser addresses these and other conflicts of interest associated with its management services and compensation. While they are not expected to review or approve each investment or realization, our independent directors will periodically review our Adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether such fees and our expenses (including those related to leverage) remain appropriate. As a result of this arrangement, our Adviser or its affiliates may from time to time have interests that differ from those of our stockholders. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the incentive fee based on net capital gains. As a result, our Adviser may seek to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The Investment Advisory Agreement and the Administration Agreement with the Adviser were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to our Adviser, may not be as favorable to us as they might be had they been negotiated with an unaffiliated third party. In addition, in deciding whether and how vigorously to enforce our rights and remedies under these agreements, our Board may, to the extent consistent with applicable law, take into account the value of our ongoing relationship with our Adviser, our administrator and their respective affiliates.

Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of our independent directors. Our Adviser and its affiliates, including persons that control, are controlled by, or are under common control with, us or our Adviser, are also considered to be our affiliates under the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into “joint” transactions with such affiliates without the prior approval of our independent directors and, in some cases, exemptive relief from the SEC.

We may, however, invest alongside the Adviser’s, and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and/or appropriate exemptive relief from the SEC. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and other accounts managed by the Adviser or its affiliates, subject to certain conditions. We may also invest alongside our Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of our Adviser and its affiliates. Under this allocation policy, a calculation, based on the type of investment, will be applied to determine the amount of each opportunity to be allocated to us. This allocation policy will be periodically reviewed by our Adviser and approved by our independent directors. We expect that these determinations will be made similarly for other accounts sponsored or managed by our Adviser and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Adviser’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. These allocation policies and procedures are intended to assist the Adviser and its affiliates in ensuring that investment opportunities will be allocated to us fairly and equitably.

In situations where co-investment with other accounts managed by our Adviser or its affiliates is not permitted or appropriate, our Adviser and its affiliates will need to decide which client will proceed with the investment. Our Adviser’s allocation policy provides, in such circumstances, for investments to be allocated on a random or rotational basis to assure that all clients have fair and equitable access to such investment opportunities. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by our Adviser or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

The Adviser may be entitled to receive substantial compensation from us if we consummate a liquidity event, which could negatively impact our investment returns.

In the future, the Board may consider various types of transactions to provide liquidity to stockholders, including: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by the Board in which our stockholders will receive cash or securities of a listed company; and (3) a sale of all or substantially all of our assets for cash or other consideration. In the event that the Board approves a sale or merger of our company, it is likely that such a transaction would cause a termination of the Investment Advisory Agreement. Upon the termination of the Investment Advisory Agreement, we would be potentially required to make a one-time payment to the Adviser in an amount based upon the market value of its interest in us as of the date of termination. This potential obligation to make a substantial payment to the Adviser in the event of sale or merger of our company or sale of our assets may limit the amount that our stockholders will receive upon the consummation of a liquidity event.

Because we expect to distribute substantially all of our ordinary income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms, or at all.

We will need capital to fund growth in our investment portfolio. We may issue debt securities or borrow from financial institutions in order to obtain this additional capital. A reduction in the availability of new capital could limit our ability to grow. We will be required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to qualify for the special tax treatment accorded RICs and their stockholders. As a result, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund new investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

Many of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, the Board will determine the fair value of these securities in good faith as described elsewhere in this annual report. In connection with that determination, investment professionals from our Adviser will provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our Adviser’s investment professionals in our valuation process, could result in a conflict of interest as the management fee paid to our Adviser is based, in part, on our consolidated gross assets.

Many of our portfolio investments will be recorded at fair value as determined in good faith by the Board. As a result, there will be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Board, a committee thereof or by the Adviser pursuant to Board approved policies and procedures including to reflect significant events affecting the value of our securities. As discussed in more detail under “Discussion of Operating Plans—Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are expected to be classified as Level 3 under ASC Topic 820, Fair Value Measurement. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments requires significant management judgment or estimation.

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

Each quarter, the fair value of each investment in our portfolio. that is not publicly-traded is determined in good faith by the Board or by the Adviser, pursuant to Board-approved policies and procedures. Any changes in fair value are recorded in our statement of operations as a net change in unrealized appreciation or depreciation.

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

We and our portfolio companies will be subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The Dodd-Frank Act set forth a legislative framework for the regulation of the financial services industry generally, including certain over-the-counter derivatives, such as swaps, in which the Company may invest. The effects of the Dodd-Frank Act on the financial services industry depends, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the continued impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses we hold for the conduct of our business and may be subject to civil fines and criminal penalties. Significant uncertainty currently exists in the market regarding the ramifications of any repeal or reform of certain parts of the Dodd Frank Act, and the range and potential implications of possible political, regulatory, economic and market outcomes are difficult to predict.

Further, new Rule 18f-4 (the “Derivatives Rule”), adopted by the SEC on October 28, 2020, replaces the asset segregation regime of Investment Company Act Release No. 10666 (“Release 10666”) with a new framework for the use of derivatives by registered funds. For a fund using a significant amount of derivatives, the Derivatives Rule requires a fund to adopt and/or implement: (i) value at risk limitations in lieu of asset segregation requirements; (ii) a written derivatives risk management program; (iii) new Board oversight responsibilities; and (iv) new reporting and recordkeeping requirements. The Derivatives Rule provides an exception for a fund with derivatives exposure not exceeding 10% of its net assets, excluding certain currency and interest rate hedging transactions. In addition, the Derivatives Rule provides special treatment for reverse repurchase agreements and similar financing transactions and unfunded commitment agreements. In 2022, the SEC will rescind Release 10666 and withdraw letters and similar guidance addressing a fund’s use of derivatives and require a fund to comply with the Derivatives Rule.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this prospectus and may shift our investment focus from the areas of expertise of our Adviser to other types of investments in which our Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

The Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

The Board has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects of any such changes may adversely affect our business and impact our ability to make distributions and since our shares are not expected to be listed on a national securities exchange for the foreseeable future, stockholders will be limited in their ability to sell their shares in response to any changes in our investment objective, operating policies and strategies.

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

Our Adviser can resign on 120 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 120 days’ written notice, whether we have found a replacement or not. If our Adviser resigns, we may not be able to find a new Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

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

In addition, while we would no longer bear the costs of the various fees and expenses, we expect to pay to the Adviser under the Investment Advisory Agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are being paid by the Adviser or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute your investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to the Adviser, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

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

We may form a REIT Subsidiary that is generally subject to the same investment policies and restrictions as we are. The adviser would not charge an additional fee on assets held in the REIT Subsidiary. We intend to limit investments in any REIT Subsidiaries and related entities to the extent necessary to qualify as a RIC for tax purposes. In general, and subject to certain exceptions not applicable here, a RIC is not permitted to invest, including through corporations in which the RIC owns a 20% or more voting stock interest, more than 25% of its total assets in any one issuer, or in any two or more issuers which the taxpayer controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses. Investments in REITs such as a REIT Subsidiary may be affected by changes in the real estate markets generally as well as changes in the values of the specific properties owned by a REIT or securing the mortgages owned by the REIT. REITs are dependent upon the management skill and abilities of those persons or entities responsible for managing their investments. REITs are by definition not diversified as their permitted investments are significantly limited by the provisions of the Code.

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

In addition, as noted above, the SEC adopted the Derivatives Rule in October 2020, which introduces a new framework for the e use by registered investment companies of derivatives and many related instruments.

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

Equity Investments. We may make selected equity investments. In addition, when we invest in first lien, second lien, unitranche or mezzanine loans, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. The value of equity interests acquired by the Company could decline if the financial condition of the companies in which the Company holds an equity interest declines, or if overall market and economic conditions deteriorate. An issuer’s financial condition could decline as a result of poor management decisions, competitive pressures, technological obsolescence, undue reliance on suppliers, labor issues, shortages, corporate restructurings, fraudulent disclosures, irregular and/or unexpected activity among retail investors or other factors. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

•

generally, little public information exists about these companies, and we are required to rely on our Adviser to obtain adequate information to evaluate the potential returns from investing in these companies;

•

they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in these portfolio companies; and

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our election to be treated as an intention to qualify and be eligible to be treated as a RIC, however, has its own diversification requirement with which we intend to comply. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and certain contractual diversification requirements under a credit facility or other agreements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board under our valuation policy and process. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

The Adviser may enter into transactions in which it sells a security it does not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales for our account theoretically will involve unlimited loss potential since the market price of securities sold short may continuously increase. Under adverse market conditions, the Adviser might have difficulty purchasing securities to meet short sale delivery obligations and may have to cover short sales at suboptimal prices. Further, if other short positions of the same security are closed out at the same time, a “short squeeze” can occur where demand exceeds the supply for the security sold short. A short squeeze makes it more likely that the Adviser will need to replace the borrowed security at an unfavorable price.

Our investments in the healthcare industry are subject to numerous risks, including competition, extensive government regulation and commercial difficulties.

Our investments in portfolio companies in the healthcare industry, particularly the pharmaceuticals, devices, life sciences and facilities sub-sectors are subject to numerous risks. The successful and timely implementation of the business model of our healthcare portfolio companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the development and acquisition of innovative products and technologies that improve efficacy, safety and cost-effectiveness are important to the success of such portfolio companies. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from those of competitors. Failure by our portfolio companies to introduce planned products or other new products or to introduce products on schedule could have a material adverse effect on our business, financial condition and results of operations.

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

There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies by increasing their compliance and other costs of doing business, requiring significant systems enhancements, or rendering their products or services less profitable or obsolete. In particular, the Food and Drug Administration (“FDA”), has established regulations, guidelines and policies to govern the development and approval of pharmaceuticals and medical devices, as have foreign regulatory authorities, which affect some of our portfolio companies. Any change in regulatory requirements due to the adoption by the FDA and/or foreign regulatory authorities of new legislation, regulations, or policies may require some of our portfolio companies to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may significantly impact the cost, timing and completion of the clinical trials. Also, may have adverse effects on certain healthcare sub-sectors due to changes in payer-mix, patient volumes, as well as other changes to the current law.

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

We will have the discretion to make any follow-on investments, subject to the availability of capital resources, the limitations of the 1940 Act, the requirements associated with qualifying for the special tax treatment accorded RICs and their shareholders and contractual requirements under a credit facility or otherwise. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our exposure to the portfolio company, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, or our contractual requirements or the desire to qualify for the special tax treatment accorded RICs and their shareholders.

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

Our Adviser’s liability will be limited under the Investment Advisory Agreement, and we have agreed to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, our Adviser will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of the Board in following or declining to follow our Adviser’s advice or recommendations. Our Adviser maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the Investment Advisory Agreement, our Adviser, its officers, members, personnel, and any person controlling or controlled by our Adviser will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting negligence or misconduct. In addition, we have agreed to indemnify our Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to negligence or misconduct. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may be obligated to pay our Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory Agreement entitles our Adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Our Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

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

The loans in our investment portfolio may be prepayable at any time. It is not clear at this time when each loan may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may occur for each portfolio company. In the case of some of these loans, having the loan prepaid may reduce the achievable yield for us if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

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

We intend to offer to repurchase your shares on a quarterly basis. Only a limited number of shares will be repurchased, however, and, to the extent you are able to sell your shares under the repurchase program, you may not be able to recover the amount of your investment in those shares.

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

•

unless you tender all of your shares, you must tender at least 25% of the shares you have purchased and must maintain a minimum balance of $2,500 subsequent to submitting a portion of your shares for repurchase by us; and

•

to the extent that the number of shares tendered for repurchase exceeds the number of shares we are able to repurchase, we will repurchase shares as nearly as may be pro-rata, except as permitted by Rule 13e-4 of the Exchange Act, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. The Board may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we will have discretion to not repurchase your shares, to suspend the plan and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares, which we expect to be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares.

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

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Also, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Finally, if more stockholders receive cash dividends and other distributions rather than opt to participate in our distribution reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, qualification for the special tax treatment accorded RICs and their shareholders, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 2515 McKinney Avenue, Suite 1100, Dallas, Texas 75201. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, neither the Company nor any of its subsidiaries is currently a party to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company or against its subsidiaries.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2020:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column
Common Stock	200,000,000	—	10,475,168
Preferred Stock	25,000,000	—	—

As of December 31, 2020, we had 1,774 record holders of our common stock.

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

In order for a disability to be considered a “Qualifying Disability,” (1) the stockholder must receive a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be repurchased, and (2) such determination of disability must be made by the governmental agency responsible for reviewing the disability retirement benefits that the stockholder could be eligible to receive (the “Applicable Governmental Agency”). For purposes of this repurchase right, Applicable Governmental Agencies are limited to the following:

•

if the stockholder paid Social Security taxes and, therefore, could be eligible to receive Social Security disability benefits, then the Applicable Governmental Agency is the Social Security Administration, or the agency charged with the responsibility for administering Social Security disability benefits at that time if other than the Social Security Administration;

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

Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 8, 2014	652,174	$9.20	0
March 31, 2016	3,232	8.55	3,232
December 31, 2016	4,169	9.24	4,169
March 31, 2017	58,893	9.59	58,893
June 30, 2017	23,441	9.59	23,441
September 30, 2017	37,284	9.36	37,284
December 31, 2017	10,820	9.52	10,820
March 31, 2018	73,736	9.89	73,736
June 30, 2018	142,605	9.69	142,605
September 30, 2018	73,877	9.61	73,877
December 31, 2018	183,934	8.75	183,934
March 31, 2019	125,146	8.51	125,146
June 30, 2019	71,112	8.69	71,112
September 30, 2019	127,126	8.58	127,126
December 31, 2019	131,082	8.41	131,082
March 31, 2020	49,418	4.88	49,418
June 30, 2020	45,916	5.87	45,916
September 30, 2020	51,384	6.09	51,384
December 31, 2020	77,523	6.16	77,523

For the year ended December 31, 2020, and the year ended December 31, 2019 the Company did not repurchase any shares as part of its death and disability program. For the year ended December 31, 2018, the Company also repurchased 3,752 shares as part of its death and disability program. For the year ended December 31, 2016, the Company also repurchased 15,553 shares as part of its death and disability program. For the years ended December 31, 2017, 2015 and 2014, the Company did not repurchase any shares as part of its death and disability program.

Distributions

Subject to the Board’s discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a weekly basis to be paid out quarterly. We will then calculate each stockholder’s specific distribution amount for the period using record and declaration dates, and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of common stock at the discretion of the Board. We also intend to distribute any net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. For example, the Board may periodically declare share distributions in order to reduce our

NAV per share if necessary, to ensure that we do not sell shares at a price below NAV per share. Each year a statement on Form 1099-DIV, identifying the source of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is generally a nontaxable distribution), will be mailed to our stockholders. Our distributions may exceed our earnings and profits. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deduction of the fees and expenses payable in connection with the offering, including any fees payable to the Adviser. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

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

On a quarterly basis, we will send information to all stockholders of record regarding distributions paid to our stockholders in such quarter.

Please see below for a table detailing the dividends paid for the year ended December 31, 2020:

Payable Date	Dividend/ Share(1)	Total Dividend(1)	Dividends Reinvested(2)(3)
12/31/2020(3)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/02/2020(2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
[3]	The December 2020 Dividend was reinvested in January 2021.

Please see below for a table detailing the dividends paid for the year ended December 31, 2019:

Payable Date	Dividend/ Share(1)	Total Dividend(1)	Dividends Reinvested(2)(3)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	627,743	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019(2)	—	—	456,444

Total	$0.720	$7,514,283	$4,823,663

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.
[3]	The December 2019 Dividend will be reinvested in January 2020.

Please see below for a table detailing the dividends paid for the year ended December 31, 2018:

Payable Date	Dividend/ Share	Total Dividend(1)	Dividends Reinvested(2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend will be reinvested in January 2019.

Please see below for a table detailing the dividends paid for the year ended December 31, 2017:

Payable Date	Dividend/ Share	Total Dividend(1)	Dividends Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

[1]	For the current year, there were no dividends classified as a return of capital.

Please see below for a table detailing the dividends paid for the year ended December 31, 2016:

Payable Date	Dividend/ Share	Total Dividend(1)	Dividends Reinvested
12/28/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
11/2/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/30/2016	0.055	277,907	200,860
6/29/2016(2)	0.055	255,731	190,535
6/1/2016(3)	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,503

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
[3]	Beginning in May 2016, we began declaring dividends weekly.

Please see below for a table detailing the dividends paid for the year ended December 31, 2015:

Payable Date	Dividend/ Share	Total Dividend(1)	Dividends Reinvested
12/31/2015	$0.058	$155,396	$139,260
11/30/2015	0.058	147,122	137,008
10/30/2015	0.058	141,377	134,845
9/30/2015	0.058	134,498	130,315
8/31/2015	0.058	128,773	124,959
7/31/2015	0.058	125,195	122,496
6/30/2015	0.058	117,215	115,203
5/29/2015	0.058	114,540	112,647
4/30/2015	0.058	108,525	107,595
3/31/2015	0.058	104,842	104,543
2/27/2015	0.058	100,082	100,044
1/30/2015	0.050	69,054	69,022

Total	$0.688	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 is derived from our financial statements, which have been audited by Cohen & Company, Ltd. (2020) and PricewaterhouseCoopers, LLP (“PwC”), our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Statements of operations data:
Total investment income	$4,813,182	$7,847,493	$7,568,407	$7,434,820	$4,679,654
Expenses
Total expenses	2,593,741	4,838,086	4,300,176	4,296,083	3,357,229
Expenses waived or reimbursed by the Advisor	(349,488)	(147,269)	(427,420)	(1,955,190)	(2,024,665)

Net expenses	2,244,253	4,690,817	3,872,756	2,340,893	1,332,564

Net investment income	2,568,929	3,156,676	3,695,651	5,093,927	3,347,090
Net realized gain (loss) on investments, securities sold short and total return swaps	(27,366,934)	389,680	2,844,449	663,709	1,408,557
Net change in unrealized appreciation (depreciation) on investments, securities sold short and total return swaps	3,898,727	5,644,539	(12,749,374)	1,710,536	2,870,451
Net increase from amounts committed by affiliates	—	—	—	—	872,000

Net increase (decrease) in net assets resulting from operations	$(20,899,278)	$9,190,895	$(6,209,274)	$7,468,172	$8,498,098

Distributions to stockholders:
Net investment income	$(4,409,400)	$(7,514,283)	$(7,600,778)	$(6,157,349)	$(3,464,844)
Realized Gains	—	—	—	—	—
Return of capital	—	—	—	—	—

Total distributions to stockholders	(4,409,400)	(7,514,283)	(7,600,778)	(6,157,349)	(3,464,844)
Per share information—basic and diluted:
Net increase (decrease) in net assets resulting from operations(1)	$(1.98)	$0.88	$(0.60)	$0.87	$1.76

Balance sheet data:
Total assets	$65,784,836	$130,697,027	$125,482,590	$123,306,379	$87,473,718

Total net assets	$64,190,472	$88,935,553	$86,310,963	$94,859,957	$67,292,954

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. In this report, “we,” “us” and “our” refer to NexPoint Capital, Inc (the “Company”).

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

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we may invest;

•	the ability of our portfolio companies to achieve their objectives;

•	impact and effects of the recent outbreak of COVID-19 on the future financial performance of the Company;

•	the relative and absolute performance of our Adviser;

•	our current and expected financings and investments;

•	our ability to make distributions to our stockholders;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our use of financial leverage;

•	the ability of the Adviser, to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company, or RIC, and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

NexPoint Advisors, L.P. (the “Adviser”), which serves as the Adviser of the Company, is registered with the SEC as an Adviser under the Investment Advisers Act of 1940, as amended. Under the general supervision of our board of directors (the “Board”) the Adviser will carry out the investment and reinvestment of the net assets of the Company, will furnish continuously an investment program with respect to the Company, and determine which securities should be purchased, sold or exchanged. In addition, the Adviser will supervise and provide oversight of the Company’s service providers.

The Adviser has also entered into a Services Agreement with Skyview Group, Inc. (“Skyview”), effective February 25, 2021, pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser will compensate all Adviser and Skyview personnel who provide services to the Company.

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

We and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and certain other accounts managed by the Adviser or its affiliates, subject to certain conditions.

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of December 31, 2020 the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $15.6 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of December 31, 2020, are $924,177. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2020 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2020, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2020	$989,447	$639,959	$349,488	$101,541	December 31, 2023
September 30, 2020	687,228	439,281	247,947	94,039	September 30, 2023
June 30, 2020	445,585	291,677	153,908	(30,539)	June 30, 2023
March 31, 2020	257,226	72,779	184,447	184,447	March 31, 2023

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

During the year ended December 31, 2020, $329,296 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2021 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the year ended December 31, 2020, 2019 and 2018

During the year ended December 31, 2020, we made long investments in portfolio companies and other investments totaling $54,511,342. During the same period, we generated proceeds from sales and principal repayments on long investments of $72,368,347. As of December 31, 2020, our investment portfolio, with a total fair value of $64.7 million, consisted of 45 positions in portfolio companies (calculated as a percentage of investments: 48.3% in first lien senior secured loans, 7.3% in second lien senior secured loans, 10.6% in corporate bonds, 0.6% in asset-backed securities, 0.1% in warrants, 14.9% in common stock, 0.0% in preferred stocks, 10.1% in LLC interests and 8.1% in partnership units.) As of December 31, 2020, there were no investments under the TRS with BNP Paribas in our portfolio. On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 88.76% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 5.48% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity. As of December 31, 2020, there were no positions held in the TRS.

During the year ended December 31, 2019, we made long investments in portfolio companies and other investments totaling $42,308,348. During the same period, we generated proceeds from sales and principal repayments on long investments of $44,370,241. As of December 31, 2019, our investment portfolio, with a total fair value of $100.4 million, consisted of 54 positions in portfolio companies (calculated as a percentage of investments: 7.7% in first lien senior secured loans, 0.3% in second lien senior secured loans, 0.0% in escrow loans, 3.7% in unsecured loans, 40.6% in corporate bonds, 0.7% in asset-backed securities, 2.1% in closed-end mutual funds, 0.1% in warrants, 22.9% in common stock, 8.5% in preferred stocks, 9.3% in LLC Interests, 4.0% in mortgage-backed-securities, and 0.1% in rights). As of December 31, 2019, including investments underlying the TRS with BNP Paribas on a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 97.24% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 6.66% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the years ended December 31, 2020, 2019 and 2018:

Net Investment Activity	December 31, 2020	December 31, 2019	December 31, 2018
Purchases	$54,511,342	$42,308,348	$64,748,316
Proceeds from Securities Sold Short	—	—	—
Payment-in-kind	400,250	635,742	517,567
Purchases of Securities Sold Short	—	—	—
Sales and Principal Repayments	(72,368,347)	(43,370,241)	(54,849,304)

Net Portfolio Activity	$(17,456,755)	$(1,426,151)	$10,416,579

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$27,159,682	49.7%	$7,342,761	17.4%	$25,960,529	40.1%
Senior Secured Loans—Second Lien	6,299,722	11.6%	—	0.0%	3,527,778	5.4%
Corporate Bonds—Senior Unsecured	4,842,635	8.9%	9,315,445	22.0%	21,092,094	32.6%
Equities	3,583,987	6.6%	7,913,146	18.7%	8,738,042	13.5%
LLC Interests	6,312,618	11.6%	7,000,000	16.5%	—	0.0%
Mortgage-Backed-Securities	—	0.0%	4,000,000	9.5%	—	0.0%
Closed-End Mutual Funds	—	0.0%	994,448	2.4%	1,429,865	2.2%
Preferred Stocks	—	0.0%	5,689,561	13.4%	4,000,008	6.2%
Warrants	—	0.0%	52,987	0.1%	—	0.0%

Total Investments	$54,511,342	100.0%	$42,308,348	100.0%	$64,748,316	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2020 and December 31, 2019:

December 31, 2020
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans—First Lien	$30,123,122	$31,276,803	48.4%
Senior Secured Loans—Second Lien	4,742,429	4,745,268	7.3%
Asset-Backed Securities	671,187	363,767	0.6%
LLC Interests	7,000,000	6,535,245	10.1%
Corporate Bonds	6,736,607	6,883,952	10.6%
Common Stocks	7,774,595	9,615,455	14.9%
Preferred Stock	3,051,714	—	0.0%
Warrants	52,988	33,902	0.1%
Partnership Units	6,312,618	5,214,223	8.1%

Total Invested Assets	$66,465,260	$64,668,615	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans—First Lien	$8,473,042	$7,683,965	7.7%
Senior Secured Loans—Second Lien	553,265	326,838	0.3%
Senior Secured Loans—Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	3.7%
Asset-Backed Securities	896,536	743,520	0.7%
Mortgage-Backed Securities	3,996,530	3,994,444	4.0%
LLC Interest	9,189,561	9,358,646	9.3%
Closed-End Mutual Funds	2,419,467	2,136,410	2.1%
Corporate Bonds	42,275,712	40,822,499	40.6%
Common Stocks	20,812,044	23,018,795	22.9%
Preferred Stocks	10,285,555	8,491,470	8.5%
Warrants	52,988	74,598	0.1%
Rights	148,370	61,391	0.1%

Total Invested Assets	$103,378,022	$100,427,692	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2020 and December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. There were no positions in the TRS as of December 31, 2020. The investments underlying the TRS had a notional amount of $50,904,830 and a market value of $47,899,681 as of December 31, 2019.

December 31, 2020
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans—First Lien	$30,123,122	$31,276,803	48.4%
Senior Secured Loans—Second Lien	4,742,429	4,745,268	7.3%
Asset-Backed Securities	671,187	363,767	0.6%
LLC Interests	7,000,000	6,535,245	10.1%
Corporate Bonds	6,736,607	6,883,952	10.6%
Common Stocks	7,774,595	9,615,455	14.9%
Preferred Stock	3,051,714	—	0.0%
Warrants	52,988	33,902	0.1%
Partnership Units	6,312,618	5,214,223	8.1%

Total Invested Assets	$66,465,260	$64,668,615	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2019
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans—First Lien	$51,120,740	$47,656,091	32.1%
Senior Secured Loans—Second Lien	8,810,397	8,254,393	5.6%
Senior Secured Loans—Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	2.5%
Asset-Backed Securities	896,536	743,520	0.5%
Mortgage-Backed Mutual Funds	3,996,530	3,994,444	2.7%
Closed-End Mutual Funds	2,419,467	2,136,410	1.4%
Corporate Bonds	42,275,712	40,822,499	27.6%
Common Stocks	20,812,044	23,018,795	15.5%
LLC interest	9,189,561	9,358,646	6.3%
Preferred Stocks	10,285,555	8,491,470	5.7%
Warrants	52,988	74,598	0.1%
Rights	148,370	61,391	0.0%

Total Invested Assets	$154,282,852	$148,327,373	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
Number of Investments	45		54
% Variable Rate (based on fair value)	82%	(1)	56%	(1)
% Non-Income Producing Equity or Other Investments (based on fair value)	18%	(1)	9%	(1)
Weighted Average Cost Price of Investments (as a % of par or stated value)	88.76%	(1)	97.24%	(1)
Weighted Average Credit Rating of Investments that were Rated	Caa1	(1)	B3	(1)
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.2%	(1)	0.1%	(1)

(1)	Includes value of investments underlying the TRS.

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated—Private	$5,491,997	8.5%	$4,611,683	4.6%
Broadly Syndicated—Public	386,613	0.6%	21,598,588	21.5%
Middle-Market	58,426,238	90.3%	73,473,901	73.2%
Opportunistic/Other	363,767	0.6%	743,520	0.7%

Total Invested Assets	$64,668,615	100.0%	$100,427,692	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	$42,500	0.0%
Consumer Products	2,070,427	3.2%	2,000,000	2.0%
Energy	422,827	0.7%	6,745,696	6.7%
Financials	1,488,767	2.3%	12,900,074	12.9%
Healthcare	40,209,053	62.2%	44,383,560	44.2%
Materials	—	0.0%	3,734,736	3.7%
Media/Telecommunications	386,613	0.6%	2,457,365	2.5%
Real Estate Investment Trusts (REITs)	1,186,113	1.8%	13,458,505	13.4%
Real Estate	11,111,826	17.2%	6,432,657	6.4%
Retail	532,642	0.8%	1,124,467	1.1%
Service	59,183	0.1%	59,183	0.1%
Telecommunication Services	5,491,997	8.5%	4,611,683	4.6%
Manufacturing	1,666,667	2.6%	—	0.0%

Total Invested Assets	$64,668,615	100.0%	$100,427,692	100.0%

As of December 31, 2020, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, LLC, NexPoint Capital REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of December 31, 2020, and December 31, 2019, 62.2% and 45% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below, and includes investments underlying the TRS on a look-through basis.

Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Envision Healthcare Corp.: As of December 31, 2020, and December 31, 2019, we held first lien senior secured loans of Envision Healthcare Corp. with an aggregate fair value of $4.9 million and $0.9 million, respectively. Envision Healthcare Corporation is a nationwide provider of healthcare clinical solutions, including physician-led services, ambulatory services, and post-acute services, in addition to being one of the largest owner and operator of ambulatory surgery centers. As of December 30, 2020, the company delivered physician services to more than 2,000 clinical departments in healthcare facilities in 44 states through a 25,000 physician and other healthcare professional employee team. In addition, the company operated 255 ambulatory surgery centers in 34 states with approximately 2,000 physician partners and 1,000 other affiliated physicians.

BW NHHC Holdco, Inc.: As of December 31, 2020, and December 31, 2019, we held first lien senior secured loans of BW NHHC Holdco, Inc. with an aggregate fair value of $4.0 million and $0 million, respectively. The company is one of the nation’s largest providers of home-based care, with a footprint in the Northeast, Midwest and South. They are a transformational company, which provides quality comprehensive care continuum of personal care, skilled home health, hospice care and behavioral health. The company is comprised of 35,000 caregivers serving over 60,000 patients and their families daily, in 225 locations across 16 states. During the quarter ended December 31, 2020, the company had an average of 11,824 episodic census in their skilled services segment, 769 admits in their hospice segment, and 2,009 hours in their personal care services segment.

RXB Holdings, Inc.: As of December 31, 2020, and December 31, 2019, we held first lien senior secured loans of RXB Holdings, Inc. with an aggregate fair value of $4.0 million and $0.0 million, respectively. RXB Holdings, Inc is a pharmacy benefits optimization platform that serves primarily the small and mid-sized employer market and provides a more curated and competitive pharmacy benefits marketplace for its employer customer base. As of December 31, 2020, the company generated $27.6M in quarterly pharmacy benefit manager fees.

Surgery Center Holdings, Inc.: As of December 31, 2020, and December 31, 2019, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $3.7 million and $11.9 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. As of December 31, 2020, the company owned or operated a portfolio of 126 surgical facilities, comprised of 110 ambulatory surgery centers and 16 surgical hospitals in 30 states

RadNet, Inc.: As of December 31, 2020, and December 31, 2019, we held first lien senior secured loans of RadNet, Inc. with an aggregate fair value of $3.5 million and $0.0 million, respectively. As of December 31, 2020, the company owns and/or manages more than 334 centers that offer a variety of diagnostic imaging services, including magnetic resonance imaging (MRI), computed tomography (CT), PET scanning, X-ray, ultrasound, and mammography. Its facilities are typically organized in regional clusters around urban hubs. RadNet contracts with groups of radiologists and other third parties to provide the actual medical services while it runs the administration of the facilities and takes a cut of the revenues plus a management fee. It also develops and sells radiology software and provides teleradiology interpretation services.

Results of Operations for the years ended December 31, 2020, 2019, and 2018

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

Expenses

For the years ended December 31, 2020, 2019, and 2018 respectively, we had total net operating expenses of $2,244,253 or $0.21 per share, $4,690,817 or $0.45 per share, $3,872,756 or $0.37 per share. Our operating expenses include base management fees attributed to the Adviser of $1,192,535, $1,966,697, and $2,025,178 for the year ended December 31, 2020, 2019, and 2018. Of these amounts, $0, $0, and $0 were voluntarily waived. Our expenses also include administrative services expenses attributed to the Adviser of $245,534, $399,100, and $409,789 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Amounts waived and subject to recoupment pertaining to advisory and administration fees are shown below:

Period Ended	Advisory Fees Waived and Subject to Recoupment(1)	Administrator fees Waived and Subject to Recoupment(1)	Recoupment Eligibility Expiration
December 31, 2017	$413,916	$75,906	Expired
September 30, 2017	305,288	69,308	Expired
June 30, 2017	389,733	77,947	Expired
March 31, 2017	390,969	78,194	Expired
December 31, 2016	366,861	73,372	Expired
September 30, 2016	343,320	68,664	Expired
June 30, 2016	74,421	14,884	Expired

Total	$2,284,508	$458,275

(1)

The Adviser has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Adviser balance on the Statement of Assets and Liabilities.

In addition, cumulatively from inception through June 10, 2016, the Adviser voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

Our other expenses subject to the Expense Limitation Agreement for years ended December 31, 2020, 2019, and 2018 were $989,447, $1,098,789, and $1,352,097, respectively, and consisted of the following:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Audit and tax fees	$223,648	$249,463	$217,586
Legal fees	81,141	53,438	201,688
Custodian and accounting service fees	312,199	318,085	315,384
Reports to stockholders	82,492	68,888	59,427
Stock transfer fee	248,563	329,695	405,227
Directors’ fees	20,123	19,553	19,804
Other expenses	21,281	59,667	132,981

Total	$989,447	$1,098,789	$1,352,097

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $2,568,929 or $0.24 per share, $3,156,676 or $0.30 per share, $3,695,651 or $0.36 per share for the years ended December 31, 2020, 2019, and 2018, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $72,368,347, $44,370,241, and $54,849,304, during the years ended December 31, 2020, 2019, and 2018, respectively, from which we realized net gains/(losses) of $(20,436,938), $(1,140,590), and 1,675,246, respectively. Additionally, during the year ended December 31, 2020, 2019, and 2018, we realized gains/(losses) on total return swaps of $(6,929,996), $1,530,270 and $1,169,203, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the years ended December 31, 2020, 2019, and 2018, the net change in unrealized appreciation (depreciation) on investments totaled $1,153,685 or $0.11 per share, $5,842,089 or $0.56 per share, and $(10,765,705) or $(1.04) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2020, was primarily driven by the performance of TerreStar Corp. Common Stock, BW NHHC Holdco, Inc. Senior Secure Loan and the and the Advantage Sales & Marketing, Inc. Second Lien Term Loan, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2019 was primarily driven by the performance in Independence Realty Trust, Inc. Common Stock, and the net change during the year ended December 31, 2018 was primarily driven by the performance in Quorum Health Corp. Common Stock.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the years ended December 31, 2020, 2019 and 2018. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of December 31, 2020 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2020, 2019 and 2018, the net increase/(decrease) in net assets resulting from operations was $(20,899,278) or $(1.98) per share, $9,190,895 or $0.88 per share, and $(6,209,274) or $(0.60) per share, respectively.

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Income	$4,813,182	$7,847,493	$7,568,407
Expenses	(2,244,253)	(4,690,817)	(3,872,756)
Net Realized Gain/(Loss)	(27,366,934)	389,680	2,844,449
Net Unrealized Appreciation (Depreciation)	3,898,727	5,644,539	12,749,374
Net increase from amounts committed by affiliates	—	—	—

Total	$(20,899,278)	$9,190,895	$(6,209,274)

Financial Condition, Liquidity and Capital Resources

As of December 31, 2020, and December 31, 2019, we had cash and cash equivalents of $729,467 and $7,764,892, respectively. As of December 31, 2020, and December 31, 2019, $525,975 and $7,745,979 was held in the State Street U.S. Government Money Market Fund, and $203,492 and $18,913 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of December 31, 2020, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $15.6 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0, $0, and $413,024, for the years ended December 31, 2020, 2019, and 2018 and were offset against capital in excess of par value on the financial statements.

We expect to generate cash flows primarily from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments.

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

On April 15, 2020, the Financing Arrangement was paid down and closed. As of December 31, 2020, and December 31, 2019, $0 and $33,714,864, respectively, were outstanding under the Financing Arrangement.

For the year ended December 31, 2020, 2019, and 2018, the components of total interest expense were as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Direct interest expense	$176,711	$1,233,085	$759,234
Commitment fees	(204)	204	—
Amortization of financing costs	—	—	—

Total	$176,707	$1,233,289	$759,234

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

On June 10, 2020, the TRS expired. As of December 31, 2019, the TRS had a notional amount of $50,904,830 and a market value of $47,899,681. As December 31, 2019, cash collateral of $21,400,000 was posted against the TRS. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2020 and December 31, 2019, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the years ended December 31, 2020 and December 31, 2019, the Company incurred $0 and $0 of incentive fees on capital gains, respectively Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of December 31, 2020.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the years ended 2020, 2019, and 2018, the Company did not distribute in excess of net investment income.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we declare a cash distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in our distribution reinvestment plan. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

On June 24, 2020, the Board of Directors approved a change in its dividend and capital gains distribution schedule from monthly distributions to quarterly distributions, effective immediately. The first quarterly distribution was paid on October 12, 2020 to shareholders of record as of September 30, 2020. For the year ended December 31, 2020, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend(1)	Dividends Reinvested(2)(3)
12/31/2020(3)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020(2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

[1]	For the current period, there were no dividends classified as a return of capital.

[2]	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
[3]	The December 2020 Dividend was reinvested in January 2021.

For the year ended December 31, 2019, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend(1)	Dividends Reinvested(2)(3)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	627,743	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019(2)	—	—	456,444

Total	$0.720	$7,514,283	$4,823,663

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.
[3]	The December 2019 Dividend will be reinvested in January 2020.

For the year ended December 31, 2018, the Company made the following distributions:

Payable Date	Dividend/ Share	Total Dividend(1)	Dividends Reinvested(2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend will be reinvested in January 2019.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•	In aggregate as of December 31, 2020, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $15.6 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of December 31, 2020 would have been lower. These payments are not recoupable by the Adviser.

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

As of December 31, 2020, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp	Asset-Backed Securities	$286,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	77,767
American Banknote Corp.	Common Stocks	1,125,000
Creative Science Properties, Inc.	Common Stocks	1,661,000
SteadyMed Ltd.	Common Stocks	40,405
TerreStar Corp.	Common Stocks	4,630,427
NexPoint Capital REIT, LLC	LLC Interests	228,215
TRU KIDS	Common Stocks	532,642
Western States Life Insurance	Common Stocks	59,183
SFR WLIF III, LLC	LLC Interests	1,493,629
SFR WLIF II, LLC	LLC Interests	2,742,974
US GAMING LLC	LLC Interests	2,070,427
TerreStar Corp.	Senior Secured Loans	653,280
TerreStar Corp.	Senior Secured Loans	154,659
TerreStar Corp.	Senior Secured Loans	27,631
TerreStar Corp.	Senior Secured Loans	26,000
Galena Biopharma, Inc.	Warrant	1
Gemphire Therapeutics, Inc.	Warrant	—
SCYNEXIS, Inc.	Warrant	—

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

Prior to its termination, the Company valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS were valued based on indicative bid prices provided by an independent third-party pricing service. Bid prices reflected the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing.

The Valuation Committee and the Board reviewed and approved the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Valuation Committee or the Board had any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the TRS, see Note 7 to the financial statements included herein. The TRS expired on June 10, 2020.

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the year ended December 31, 2020, 2019, and 2018, the Adviser did not incur any organization costs on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the years ended December 31, 2020, 2019 and 2018, the Adviser incurred offering costs of $0, $0, and $238,568, respectively, on our behalf. For the years ended December 31, 2020, 2019 and 2018, the Company capitalized $0, 61,462 and $282,156, respectively, of offering costs. Of the capitalized offering costs, $5,445, $184,847 and $381,881 were amortized to expense during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, and December 31, 2019, $0 and $0 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2020, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of December 31, 2020, 82% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

Pursuant to the terms of the TRS, we pay fees to BNP Paribas a rate equal to one-month LIBOR plus 2.00% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional market value amount of $60,000,000. The TRS expired on June 10, 2020. Pursuant to the terms of the Financing Arrangement, we pay fees to the BNPP entities at floating rate based on the asset type, but generally one-month LIBOR plus 1.30% per annum on the amount borrowed.

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

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we predominantly hold variable-rate investments, and to declines in the value of any fixed-rate investments we hold. To the extent that a majority of our investments may be in variable-rate investments, an increase in interest rates could make it easier for us to meet or exceed the hurdle rate for the income incentive fee payable to the Adviser and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to our Adviser with respect to our increasing pre-incentive fee net investment income.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.

In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.

Assuming that the Statement of Assets and Liabilities as of December 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$ —	$—	$ —
Up 50 basis points	184,113	—	184,113
Up 100 basis points	368,227	—	368,227
Up 200 basis points	736,454	—	736,454
Up 300 basis points	1,104,681	—	1,104,681

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

Item 8.	Financial Statements and Supplementary Data

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	December 31, 2020	December 31, 2019
Assets
Unaffiliated investments, at fair value (cost of $54,444,617 and $97,920,246, respectively)	$54,031,676	$94,674,323
Affiliated investments, at fair value (cost of $12,020,643 and $5,457,776, respectively)(1)	10,636,939	5,753,369
Cash and cash equivalents	729,467	7,764,892
Due from counterparty(2)	—	21,400,000
Dividends and interest receivable	285,212	1,042,105
Receivable from Adviser(3)	101,542	50,130
Prepaid expenses	—	12,208

Total assets	65,784,836	130,697,027

Liabilities
Credit facilities payable(4)	—	33,714,864
Payable for investments purchased	—	2,533,314
Payable on total return swap(2)	—	11,458
Unrealized depreciation on total return swap(2)	—	2,745,042
Common stock repurchased	—	1,102,405
Payable to Adviser(3)	423,537	570,453
Interest expense and commitment fees payable	—	80,207
Accrued expenses and other liabilities	228,062	378,205
Distributions payable	942,765	625,526

Total liabilities	1,594,364	41,761,474

Commitments and contingencies(5)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,475,168 and 10,425,431 shares issued and outstanding, respectively)	10,475	10,425
Paid-in capital in excess of par	92,354,786	93,412,260
Distributable earnings (accumulated loss)	(28,174,789)	(4,487,132)

Total net assets	$64,190,472	$88,935,553

Net asset value per share of common stock	$6.13	$8.53

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of total return swaps.
(3)	See Note 4 for a discussion of related party transactions and arrangements.
(4)	See Note 7 for a discussion of credit facility.
(5)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

	For the Year Ended December 31,
	2020	2019	2018
Investment income:
Interest	$3,288,205	$5,853,384	$6,395,740
Interest paid in kind	400,250	635,742	517,567
Dividend income from unaffiliated investments	50,318	1,068,673	547,408
Dividend income from affiliated investments(1)	965,874	239,799	97,209
Other fee income	108,535	49,895	10,483

Total investment income	4,813,182	7,847,493	7,568,407
Expenses:
Investment advisory fees(2)	1,192,535	1,966,697	2,025,178
Custodian and accounting service fees	312,199	318,085	315,384
Stock transfer fee	248,563	329,695	405,227
Administration fees(2)	245,534	399,100	409,789
Audit and tax fees	223,648	249,463	217,586
Interest expense and commitment fees(3)	176,707	1,233,289	759,234
Reports to stockholders	82,492	68,888	59,427
Legal fees	81,141	53,438	201,688
Directors’ fees(2)	20,123	19,553	19,804
Other expenses	10,799	194,433	296,318
Capital gains incentive fees(2)	—	—	(594,306)
Amortized offering costs	—	5,445	184,847

Total expenses	2,593,741	4,838,086	4,300,176
Expenses (waived) or recouped by the Adviser(2)	(349,488)	(147,269)	(427,420)

Net expenses	2,244,253	4,690,817	3,872,756

Net investment income	2,568,929	3,156,676	3,695,651
Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Unaffiliated investments and securities sold short	(18,985,829)	(1,140,590)	1,672,824
Affiliated investments(1)	(1,451,109)	—	2,422
Total return swaps(4)	(6,929,996)	1,530,270	1,169,203
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments and securities sold short	2,832,982	3,032,796	(8,249,366)
Affiliated investments(1)	(1,679,297)	2,809,293	(2,516,339)
Total return swaps(4)	2,745,042	(197,550)	(1,983,669)

Net realized and unrealized gains (losses)	(23,468,207)	6,034,219	(9,904,925)

Net increase/(decrease) in net assets resulting from operations	(20,899,278)	9,190,895	(6,209,274)

Per share information—basic and diluted per common share
Net investment income:	$0.24	$0.30	$0.36
Earnings (loss) per share:	$(1.98)	$0.88	$(0.60)
Weighted average shares outstanding:	10,525,271	10,441,061	10,358,148

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2017	9,804,321	$9,804	$87,656,780	$7,193,373	$94,859,957
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	3,695,651	3,695,651
Net realized gain (loss) on investments and securities sold short	—	—	—	1,675,246	1,675,246
Net realized gain (loss) on total return swaps(1)	—	—	—	1,169,203	1,169,203
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	(10,765,705)	(10,765,705)
Net change in unrealized appreciation (depreciation) on total return swaps	—	—	—	(1,983,669)	(1,983,669)
Shareholder distributions:
Issuance of common stock	538,995	539	5,314,944	—	5,315,483
Repurchase of common stock	(477,904)	(478)	(4,467,083)	—	(4,467,561)
Reinvestment of common stock	456,915	457	4,412,679	—	4,413,136
Distributions to stockholders	—	—	—	(7,600,778)	(7,600,778)

Total increase (decrease) for the year ended December 31, 2018	518,006	518	5,260,540	(13,810,052)	(8,548,994)

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(314,911)	314,911	—
Balance at December 31, 2018	10,322,327	$10,322	$92,602,409	$(6,301,768)	$86,310,963

Distributions to shareholders per share	—	$—	$—	$0.73	$0.73

(1)	See Note 7 for a discussion on Total Return Swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2018	10,322,327	$10,322	$92,602,409	$(6,301,768)	$86,310,963
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	3,156,676	3,156,676
Net realized gain (loss) on investments and securities sold short	—	—	—	(1,140,590)	(1,140,590)
Net realized gain (loss) on total return swaps(1)	—	—	—	1,530,270	1,530,270
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	5,842,089	5,842,089
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	(197,550)	(197,550)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(454,468)	(455)	(3,875,230)	—	(3,875,685)
Reinvestment of common stock	557,572	558	4,823,105	—	4,823,663
Distributions to stockholders	—	—	—	(7,514,283)	(7,514,283)

Total increase (decrease) for the year ended December 31, 2019	103,104	103	947,875	1,676,612	2,624,590

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(138,024)	138,024	—
Balance at December 31, 2019	10,425,431	$10,425	$93,412,260	$(4,487,132)	$88,935,553

Distributions to shareholders per share	—	$—	$—	$0.72	$0.72

(1)	See Note 7 for a discussion on Total Return Swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2019	10,425,431	$10,425	$93,412,260	$(4,487,132)	$88,935,553
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	2,568,929	2,568,929
Net realized gain (loss) on investments and securities sold short	—	—	—	(20,436,938)	(20,436,938)
Net realized gain (loss) on total return swaps(1)	—	—	—	(6,929,996)	(6,929,996)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	1,153,685	1,153,685
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	2,745,042	2,745,042
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(224,241)	(224)	(1,300,939)	—	(1,301,163)
Reinvestment of common stock	273,978	274	1,864,486	—	1,864,760
Distributions to stockholders	—	—	—	(4,409,400)	(4,409,400)

Total increase (decrease) for the year ended December 31, 2020	49,737	50	563,547	(25,308,678)	(24,745,081)

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(1,621,021)	1,621,021	—
Balance at December 31, 2020	10,475,168	$10,475	$92,354,786	$(28,174,789)	$64,190,472

Distributions to shareholders per share	—	$—	$—	$0.42	$0.42

(1)	See Note 7 for a discussion on Total Return Swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$(20,899,278)	$9,190,895	$(6,209,274)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(54,511,342)	(42,308,348)	(64,748,316)
Payment-in-kind investments	(400,250)	(635,742)	(517,567)
Proceeds from sales and principal repayments of investment securities	72,368,347	44,370,241	54,849,304
Net realized (gain) loss on investments	20,436,938	1,140,590	(1,675,246)
Net change in unrealized (appreciation) depreciation on investments	(1,153,685)	(5,842,089)	10,765,705
Net change in unrealized (appreciation) depreciation on total return swaps	(2,745,042)	197,550	1,983,669
Amortization of premium/discount, net	(980,931)	(922,503)	(901,409)
Amortization of capitalized offering costs	—	5,445	184,847
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	—	2,768,395
(Increase) decrease in dividends and interest receivable	756,893	135,112	84,945
(Increase) decrease in receivable from Adviser	(51,412)	(50,130)	—
(Increase) decrease in prepaid expenses	12,208	(1,278)	79,618
(Increase) decrease in due from counterparty	21,400,000	(820,000)	(6,760,000)
(Increase) decrease in receivable due on total return swap	—	366,952	(183,437)
Increase (decrease) in payable for investments purchased	(2,533,314)	(39,962)	620,124
Increase (decrease) in payable to Adviser	(146,916)	278,549	(4,188)
Increase (decrease) in incentive fees payable	—	—	(594,306)
Increase (decrease) in interest expense and commitment fees payable	(80,207)	72,500	(45,149)
Increase (decrease) in accrued expenses and other liabilities	(150,143)	(67,099)	(37,885)
Increase (decrease) in payable on total return swap	(11,458)	11,458	—

Net cash flow provided by (used in) operating activities	31,310,408	5,082,141	(10,340,170)

Cash flows provided by (used in) financing activities
Proceeds from issuance of common stock, net of receivable for common stock sold	—	—	5,321,118
Repurchase of common stock, net of payable	(2,403,568)	(2,773,280)	(4,570,565)
Distributions paid in cash	(2,227,401)	(2,787,073)	(2,465,663)
Offering costs paid, net of due to Adviser	—	—	(61,462)
(Decrease) in credit facilities payable	(40,971,777)	(15,748,575)	(37,045,614)
Increase in credit facilities payable	7,256,913	16,879,474	45,229,579

Net cash flow provided by (used in) financing activities	(38,345,833)	(4,429,454)	6,407,393

Net increase (decrease) in cash and cash equivalents	(7,035,425)	652,687	(3,932,777)

Cash and cash equivalents
Beginning of the year	7,764,892	7,112,205	11,044,982

End of the year	$729,467	$7,764,892	$7,112,205

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$400,250	$635,742	$517,567
Cash paid during the period for interest	$256,914	$1,160,789	$804,383
Reinvestment of distributions paid	$1,864,760	$4,823,663	$4,413,136
Local and excise taxes paid	$47,000	$212,579	$168,836

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2020

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans—56.1%(4)
Energy—0.7%
Fieldwood Energy, LLC (First Lien Term Loan)(5)			4/11/2022	$1,800,549	$1,797,905	$422,004
Fieldwood Energy, LLC (Second Lien Term Loan)(5)			4/11/2023	567,797	555,600	823

						422,827

Healthcare—51.5%
Air Methods Corp. (First Lien Term Loan)(6)	L + 350	1.00%	4/22/2024	1,962,492	1,541,038	1,900,674
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(7)(8)	L + 375	0.00%	2/27/2026	2,540,954	2,530,710	2,461,549
BioClinica Holding I, LP (First Lien Term Loan)(7)	L + 425	1.00%	10/20/2023	1,932,103	1,743,186	1,930,905
BW NHHC Holdco, Inc. (First Lien Term Loan)(6)	L + 500	0.00%	5/15/2025	4,513,889	3,048,509	3,988,698
CNT Holdings I Corp. (Second Lien Term Loan)(6)	L + 675	0.75%	10/16/2028	1,500,000	1,492,584	1,530,000
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)(9)	4% Fixed		7/1/2026	333,333	761	(5,833)
Covenant Surgical Partners, Inc. (First Lien Term Loan)(7)	L + 400	0.00%	7/1/2026	1,645,937	1,649,733	1,617,133
Envision Healthcare Corp. (First Lien Term Loan)(7)	L + 375	0.00%	10/10/2025	5,887,406	4,395,759	4,937,355
Global Medical Response, Inc. (First Lien Term Loan)(6)	L + 425	1.00%	3/14/2025	3,400,802	3,097,724	3,375,296
Patterson Medical Holdings, Inc. (First Lien Term Loan)(6)	L + 475	1.00%	8/29/2022	2,421,410	2,165,282	2,345,741
RadNet, Inc. (First Lien Term Loan)(6)(8)	L + 375	1.00%	6/30/2023	3,462,143	3,370,868	3,461,711
RxBenefits, Inc. (First Lien Term Loan)(6)	L + 525	0.75%	12/17/2027	4,000,000	3,920,077	3,980,000
Sound Inpatient Physicians (Second Lien Term Loan)(7)	L + 675	1.00%	6/26/2026	1,555,556	1,448,342	1,547,778

						33,071,007

Manufacturing—2.6%
Truck Hero, Inc. (Second Lien Term Loan)(7)	L + 825	1.00%	4/17/2025	1,666,667	1,245,903	1,666,667

Telecommunication Services—1.3%
TerreStar Corp. (First Lien Term Loan E)(10)(11)	11% PIK		2/27/2022	653,280	653,280	653,280
TerreStar Corp. (First Lien Term Loan F)(10)(11)	11% PIK		2/28/2022	154,659	154,659	154,659
TerreStar Corp. (First Lien Term Loan G)(10)(11)	11% PIK		2/28/2022	27,631	27,631	27,631
TerreStar Corp. (First Lien Term Loan H)(10)(11)	11% PIK		2/28/2022	26,000	26,000	26,000

						861,570

Total Senior Secured Loans						36,022,071

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2020

Asset-Backed Securities—0.5%
Financials—0.5%
Grayson Investor Corp.(8)(10)(11)(12)(13)(14)		11/1/2021	$800	$456,000	$286,000
PAMCO CLO 1997-1A B(8)(10)(11)(12)(14)(15)			374,239	215,187	77,767

					363,767

Total Asset-Backed Securities					363,767

Corporate Bonds—10.7%
Healthcare—10.2%
Hadrian Merger Sub, Inc.(12)	8.500%	5/1/2026	2,728,000	2,343,691	2,826,371
Surgery Center Holdings(8)(12)	6.750%	7/1/2025	3,630,000	3,494,669	3,704,869

					6,531,240

Media/Telecommunications—0.5%
iHeartCommunications, Inc.(8)	8.375%	5/1/2027	214,073	584,792	228,903
iHeartCommunications, Inc.(8)	6.375%	5/1/2026	115,507	313,455	123,809

					352,712

Total Corporate Bonds					6,883,952

			Shares
Common Stocks—15.0%
Chemicals—0.1%
MPM Holdings, Inc.(16)			8,500	17,000	42,500

Financials—1.8%
American Banknote Corp.(10)(11)(16)			750,000	2,062,500	1,125,000

Healthcare—0.9%
Amryt Pharma, PLC(8)(16)(17)			40,000	500,000	566,400
SteadyMed Ltd.(8)(10)(11)(16)			54,749	14,508	40,405

					606,805

Real Estate—2.6%
IQHQ, Inc.(10)(11)			100,000	1,500,000	1,661,000

Real Estate Investment Trust (REIT)—1.5%
NexPoint Residential Trust, Inc.(8)(18)			22,640	708,025	957,898

Retail—0.8%
Tru Kids, Inc.(10)(11)(16)			237	1,119,168	532,642

Service—0.1%
Western States Life Insurance(10)(11)(16)			237	253,404	59,183

Telecommunication Services—7.2%
TerreStar Corp.(10)(11)(16)			14,035	1,599,990	4,630,427

Total Common Stocks					9,615,455

LLC Interests—10.2%
Consumer Products—3.2%
US GAMING LLC(10)(11)(16)			2,000	2,000,000	2,070,427

Real Estate—6.6%
SFR WLIF III, LLC(10)(11)(18)			1,651,112	1,651,112	1,493,629
SFR WLIF II, LLC (10) (11) (18)			3,348,888	3,348,888	2,742,974

					4,236,603

Real Estate Investment Trust (REIT)—0.4%
NexPoint Capital REIT, LLC(10)(11)(18)(19)			100	—	228,215

Total LLC Interests					6,535,245

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2020

Partnership Units—8.1%
Real Estate—8.1%
NexPoint Real Estate Finance Operating Partnership, LP(18)			315,631	$6,312,618	$5,214,223

Total Partnership Units					5,214,223

	Preferred Dividend Rate
Preferred Stocks—0.0%
Real Estate Investment Trust (REIT)—0.0%
RAIT Financial Trust(20)	8.875%		148,057	3,051,714	—

Total Preferred Stocks

Warrants—0.1%
Healthcare—0.0%
Galena Biopharma, Inc.(10)(11)(16)		1/12/2021	1,500,054	—	1
Gemphire Therapeutics, Inc.(10)(11)(16)		3/15/2022	4,752	—	—
SCYNEXIS, Inc.(10)(11)(16)		6/21/2021	19,500	—	—

					1

Media/Telecommunications—0.1%
iHeartMedia, Inc.(8)(16)		5/1/2039	2,875	52,988	33,901

Total Warrants					33,902

Total Investments—100.7%				$66,465,260	$64,668,615

Cash Equivalents—0.8%(21)					$525,975
Other Assets & Liabilities, net—(1.5%)					$(1,004,118)

Net Assets-100.0%					$64,190,472

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2020. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)	The investment is on non-accrual status as of December 31, 2020.
(6)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2020 was 0.24%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2020

(7)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2020 was 0.14%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(8)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 18.2% of the Company’s total assets as of December 31, 2020.

(9)

The investment has an unfunded commitment as of December 31, 2020. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. For further details see Note 8.

(10)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(11)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $15,809,240 or 24.6% of net assets were fair valued under the Company’s valuation procedures as of December 31, 2020.

(12)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2020, these securities amounted to $6,895,007, or 10.7% of net assets.

(13)	The investment is considered to be the equity tranche of the issuer.
(14)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(15)	The issuer is in default of its payment obligation, or is in danger of default.
(16)	Non-income producing security.
(17)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities is $566,400 or 0.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Amryt Pharma, PLC—Common Stock	12/7/20

(18)	Represents an affiliated issuer. Assets with a total aggregate fair value of $10,636,939, or 16.6% of net assets, were affiliated with the Company as of December 31, 2020 see Note 10.
(19)

The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

(20)	The issuer has suspended the quarterly dividend for this security.
(21)	State Street U.S. Government Money Market Fund.

Glossary

PIK	Payment-in-Kind

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2019

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans—9.0%(4)
Energy—2.1%
Fieldwood Energy, LLC (First Lien Term Loan)(5)	L + 525	1.00%	4/11/2022	$1,800,549	$1,797,034	$1,514,208
Fieldwood Energy, LLC (Second Lien Term Loan)(5)	L + 725	1.00%	4/11/2023	567,797	553,265	326,838

						1,841,046

Healthcare—5.7%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(6)(7)	L + 375	0.00%	2/27/2026	2,566,812	2,554,699	2,583,933
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)(5)(8)	L + 400	0.00%	7/1/2026	333,333	833	833
Covenant Surgical Partners, Inc. (First Lien Term Loan)(5)(8)	L + 400	0.00%	7/1/2026	1,666,667	1,670,833	1,670,833
Envision Healthcare Corp. (First Lien Term Loan)(6)(8)	L + 375	0.00%	10/10/2025	997,481	862,821	855,754

						5,111,353

Media/Telecommunications—0.4%
iHeartCommunications, Inc. (First Lien Term Loan)(5)	L + 400	0.00%	5/1/2026	333,537	863,774	336,802

Telecommunication Services—0.8%
TerreStar Corp. (First Lien Term Loan)(9)(10)	11% PIK		2/27/2020	584,639	584,639	583,470
TerreStar Corp. (First Lien Term Loan)(9)(10)	11% PIK		2/28/2022	138,409	138,409	138,132

						721,602

Utility—0.0%
Texas Competitive Electric Holdings Company, LLC (TXU) (Escrow Loan)(11)(12)				3,500,000	79,372	1,925

Total Senior Secured Loans						8,012,728

Unsecured Loans—4.2%
Materials—4.2%
OmniMax International, Inc.(5)(9)(10)	14% PIK, 2% Cash		2/6/2021	4,404,735	4,195,580	3,713,191

Total Unsecured Loans						3,713,191

Asset-Backed Securities—0.8%
Financials—0.8%
Grayson Investor Corp.(7)(13)(14)(15)			11/1/2021	800	456,000	333,764
Highland Park CDO I Ltd. 2006 1A A2(5)(7)(13)(15)	L + 40		11/25/2051	270,178	225,349	270,127
PAMCO CLO 1997-1A B(7)(9)(10)(13)(15)(16)				374,239	215,187	139,629

						743,520

Total Asset-Backed Securities						743,520

Mortgage-Backed Securities—4.5%
Financials—4.5%
FREMF 2019-KF60 Mortgage Trust(6)(13)			2/25/2026	4,002,449	3,996,530	3,994,444

Total Mortgage-Backed Securities						3,994,444

				Shares
Closed-End Mutual Funds—2.4%
Financials—2.4%
NexPoint Strategic Opportunities Fund(7)(17)(18)				120,633	2,419,467	2,136,410

Total Closed-End Mutual Funds						2,136,410

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2019

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Corporate Bonds—45.9%
Financials—1.7%
Freedom Mortgage Corp.(13)(18)	8.250%		4/15/2025	$1,500,000	$1,500,000	$1,474,200

Healthcare—43.8%
ASP AMC Merger Sub, Inc.(13)(18)	8.000%		5/15/2025	7,325,000	6,948,779	4,892,478
Endo Finance LLC / Endo Finco Inc.(7)(13)(18)	6.000%		7/15/2023	4,500,000	3,877,424	3,262,455
Ortho-Clinical Diagnostics(13)(18)	6.625%		5/15/2022	11,217,000	10,862,655	11,174,863
Surgery Center Holdings(7)(13)(18)	6.750%		7/1/2025	11,858,000	11,246,267	11,892,566
Valeant Pharmaceuticals International, Inc.(7)(13)(18)	6.125%		4/15/2025	7,500,000	6,942,340	7,764,863

						38,987,225

Media/Telecommunications—0.4%
iHeartCommunications, Inc.(18)	6.375%		5/1/2026	114,206	313,455	124,127
iHeartCommunications, Inc.(18)	8.375%		5/1/2027	214,073	584,792	236,947

						361,074

Total Corporate Bonds						40,822,499

				Shares
Common Stocks—25.9%
Chemicals—0.0%
MPM Holdings, Inc.(12)				8,500	17,000	42,500

Energy—5.5%
Energy Transfer Equity L.P.(7)(18)				75,000	1,438,740	962,250
Enterprise Products Partners L.P.(7)(18)				140,000	3,424,740	3,942,400

						4,904,650

Financials—2.8%
American Banknote Corp.(9)(10)(12)				750,000	2,062,500	2,467,500

Healthcare—0.3%
Quorum Health Corp.(12)				224,600	1,284,134	214,740
SteadyMed Ltd.(7)(9)(10)(12)				54,749	14,508	40,405

						255,145

Materials—0.0%
OmniMax International, Inc.(9)(10)(12)				6,698	663,116	20,898

Media/Telecommunications—1.9%
Clear Channel Outdoor Holding, Inc.(12)(18)				124,986	631,179	357,460
iHeartMedia, Inc.(12)(18)				80,350	2,182,708	1,357,915

						1,715,375

Real Estate Investment Trusts (REITs)—6.9%
NexPoint Residential Trust, Inc.(7)(17)(18)				26,466	848,748	1,190,970
City Office REIT, Inc.(7)(18)				108,000	1,480,753	1,460,160
Independence Realty Trust, Inc.(7)(18)				246,727	2,146,330	3,473,916

						6,125,046

Retail—1.3%
Tru Kids, Inc.(12)				237	1,139,661	1,124,467

Service—0.1%
Western States Life Insurance(12)				237	255,681	59,183

Telecommunication Services—4.4%
TerreStar Corp.(9)(10)(12)				14,035	1,599,990	3,890,081

Utility—2.7%
Vistra Energy Corp.(18)				105,000	1,622,256	2,413,950

Total Common Stocks						23,018,795

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2019

LLC Interests—10.5%
Consumer Products—2.3%
US GAMING LLC(9)(10)(12)		2,000	$2,000,000	$2,000,000

Real Estate—5.5%
SFR WLIF III, LLC(9)(10)		1,651,112	1,651,112	1,615,315
SFR WLIF II, LLC(9)(10)		3,348,888	3,348,888	3,317,342

				4,932,657

Real Estate Investment Trust (REIT)—2.7%
NexPoint Capital REIT, LLC(9)(10)(17)(22)		100	2,189,561	2,425,989

Total LLC Interests				9,358,646

	Preferred Dividend Rate
Preferred Stocks—9.5%
Financials—2.3%
Tectonic Financial, Inc.	9.000%	200,000	2,000,000	2,084,000

Real Estate—1.7%
Creative Science Properties, Inc.		100,000	1,500,000	1,500,000

Real Estate Investment Trusts (REITs)—5.5%
Braemar Hotels & Resorts, Inc.(7)(18)	5.500%	258,065	3,733,840	4,903,235
RAIT Financial Trust(18)(19)	8.875%	148,057	3,051,715	4,235

				4,907,470

Total Preferred Stocks				8,491,470

Rights—0.1%
Utility—0.1%
Texas Competitive Electric Holdings Company, LLC (TXU)(12)		58,356	148,370	61,391

Total Rights				61,391

Warrants—0.1%
Healthcare—0.0%
Galena Biopharma, Inc.(10)(12)	1/12/2021	1,500,054	—	—
Gemphire Therapeutics, Inc.(10)(12)	3/15/2022	4,752	—	1,340
SCYNEXIS, Inc.(10)(12)	6/21/2021	195,000	—	28,497

				29,837

Materials—0.0%
OmniMax International, Inc.(9)(10)(12)	8/6/2025	207	—	647

Media/Telecommunications—0.1%
iHeartMedia, Inc.(12)	5/1/2039	2,875	52,988	44,114

Total Warrants				74,598

Total Investments—112.9%			$103,378,022	$100,427,692

Cash Equivalents—8.7%(20)				$7,764,892
Other Assets & Liabilities, net—(21.6%)				$(19,257,031)

Net Assets—100.0%				$88,935,553

			Notional Amount(21)	Unrealized Depreciation
Total Return Swap—(3.1%)
BNP Paribas TRS Facility (Note 7)			50,904,830	(2,745,042)

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

See Notes to Financial Statements.

NexPoint Capital, Inc.

Notes to Financial Statements

Note 1 — Organization

NexPoint Capital, Inc. (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 Financial Services — Investment Companies. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations. The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). In this report, “we,” “us” and “our” refer to NexPoint Capital, Inc.

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate through December 31, 2020, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $15.6 million.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of December 31, 2020 and 2019, the Company had cash and cash equivalents of $729,467 and $7,764,892, respectively. As of December 31, 2020 and 2019, $525,975 and $7,745,979 was held in the State Street U.S. Government Money Market Fund, and $203,492 and $18,913 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of December 31, 2020 and 2019, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the years ended December 31, 2020, 2019 and 2018 the Company recognized $108,535, $49,895 and $10,483 of fee income, respectively.

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

As of December 31, 2020, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$ 286,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	77,767
American Banknote Corp.	Common Stocks	1,125,000
IQHQ, Inc.	Common Stocks	1,661,000
SteadyMed Ltd.	Common Stocks	40,405
TerreStar Corp.	Common Stocks	4,630,427
Tru Kids, Inc.	Common Stocks	532,642
Western States Life Insurance	Common Stocks	59,183
NexPoint Capital REIT, LLC	LLC Interests	228,215
SFR WLIF III, LLC	LLC Interests	1,493,629
SFR WLIF II, LLC	LLC Interests	2,742,974
US GAMING LLC	LLC Interests	2,070,427
TerreStar Corp.	Senior Secured Loans	653,280
TerreStar Corp.	Senior Secured Loans	154,659
TerreStar Corp.	Senior Secured Loans	27,631
TerreStar Corp.	Senior Secured Loans	26,000
Galena Biopharma, Inc.	Warrants	1
Gemphire Therapeutics, Inc.	Warrants	—
SCYNEXIS, Inc.	Warrants	—

As of December 31, 2019, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
PAMCO CLO 1997-1A B	Asset-Backed Securities	$ 139,629
American Banknote Corp.	Common Stocks	2,467,500
OmniMax International, Inc.	Common Stocks	20,898
SteadyMed Ltd.	Common Stocks	40,405
TerreStar Corp.	Common Stocks	3,890,081
NexPoint Capital REIT, LLC	LLC Interests	2,425,989
SFR WLIF III, LLC	LLC Interests	1,615,315
SFR WLIF II, LLC	LLC Interests	3,317,342
US GAMING LLC	LLC Interests	2,000,000
TerreStar Corp.	Senior Secured Loans	583,470
TerreStar Corp.	Senior Secured Loans	138,132
OmniMax International, Inc.	Unsecured Loans	3,713,191
Galena Biopharma, Inc.	Warrants	—
Gemphire Therapeutics, Inc.	Warrants	1,340
OmniMax International, Inc.	Warrants	647
SCYNEXIS, Inc.	Warrants	28,497

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

To the extent that the Company holds investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, the Valuation Committee and the Board utilize an independent third-party valuation service to value such investments in a manner consistent with the Company’s multistep valuation process previously described.

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

As of December 31, 2020, the Company’s investments consisted of senior secured loans, bonds, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, partnership units and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of December 31, 2020 and 2019:

	December 31, 2020
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$422,827	$—	$422,827
Healthcare	—	33,071,007	—	33,071,007
Manufacturing	—	1,666,667	—	1,666,667
Telecommunication Services	—	—	861,570	861,570
Asset-Backed Securities
Financials	—	—	363,767	363,767
Corporate Bonds
Healthcare	—	6,531,240	—	6,531,240
Media/Telecommunications	—	352,712	—	352,712
Common Stocks
Chemicals	—	42,500	—	42,500
Financials	—	—	1,125,000	1,125,000
Healthcare	566,400	—	40,405	606,805
Real Estate	—	—	1,661,000	1,661,000
Real Estate Investment Trusts (REITs)	957,898	—	—	957,898
Retail	—	—	532,642	532,642
Service	—	—	59,183	59,183
Telecommunication Services	—	—	4,630,427	4,630,427
LLC Interests
Consumer Products	—	—	2,070,427	2,070,427
Real Estate	—	—	4,236,603	4,236,603
Real Estate Investment Trusts (REITs)	—	—	228,215	228,215
Partnership Units
Real Estate	—	5,214,223	—	5,214,223
Preferred Stock(1)	—	—	—	—
Warrants
Healthcare	—	—	1	1
Media/Telecommunications	—	33,901	—	33,901

Total Assets	$1,524,298	$47,335,077	$15,809,240	$64,668,615

Total Investments	$1,524,298	$47,335,077	$15,809,240	$64,668,615

(1)	Includes RAIT Financial Trust Preferred Stock at zero value.

	December 31, 2019
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$1,841,046	$—	$1,841,046
Healthcare	—	5,111,353	—	5,111,353
Media/Telecommunications	—	336,802	—	336,802
Telecommunication Services	—	—	721,602	721,602
Utility	—	1,925	—	1,925
Unsecured Loans
Materials	—	—	3,713,191	3,713,191
Asset-Backed Securities
Financials	—	603,891	139,629	743,520
Mortgage-Backed Securities	—	3,994,444	—	3,994,444
Closed-End Mutual Funds	2,136,410	—	—	2,136,410
Corporate Bonds
Financials	—	1,474,200	—	1,474,200
Healthcare	—	38,987,225	—	38,987,225
Media/Telecommunications	—	361,074	—	361,074
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	4,904,650	—	—	4,904,650
Financials	—	—	2,467,500	2,467,500
Healthcare	214,740	—	40,405	255,145
Materials	—	—	20,898	20,898
Media/Telecommunications	1,715,375	—	—	1,715,375
Real Estate Investment Trusts (REITs)	6,125,046	—	—	6,125,046
Retail	—	1,124,467	—	1,124,467
Service	—	59,183	—	59,183
Telecommunication Services	—	—	3,890,081	3,890,081
Utility	2,413,950	—	—	2,413,950
LLC Interests
Consumer Products	—	—	2,000,000	2,000,000
Real Estate	—	—	4,932,657	4,932,657
Real Estate Investment Trusts (REITs)	—	—	2,425,989	2,425,989
Preferred Stocks
Financials	—	2,084,000	—	2,084,000
Real Estate	—	1,500,000	—	1,500,000
Real Estate Investment Trusts (REITs)	4,903,235	4,235	—	4,907,470
Rights	—	61,391	—	61,391
Warrants
Healthcare	—	29,837	—	29,837
Materials	—	—	647	647
Media/Telecommunications	—	44,114	—	44,114

Total Assets	$22,413,406	$57,661,687	$20,352,599	$100,427,692

Liabilities
Warrants	$—	$—	$—	$—
Derivatives
Total Return Swap Contracts	$—	$—	$(2,745,042)	$(2,745,042)

Total Liabilities	$—	$—	$(2,745,042)	$(2,745,042)

Total Investments net of Swap Contracts	$22,413,406	$57,661,687	$17,607,557	$97,682,650

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2020.

Investments:	Balance as of December 31, 2019	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of December 31, 2020	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$721,602	$—	$—	$—	$—	$1,446	$138,522	$—	$861,570	$1,446
Unsecured Loans
Materials	3,713,191	—	—	124,719	(2,746,641)	482,389	313,727	(1,887,385)	—	—
Asset-Backed Securities
Financials	139,629	333,764	—	—	—	(109,626)	—	—	363,767	(109,626)
Common Stocks
Financials	2,467,500	—	—	—	—	(1,342,500)	—	—	1,125,000	(1,342,500)
Healthcare	40,405	—	—	—	—	—	—	—	40,405	—
Materials	20,898	—	—	—	(663,116)	642,218	—	—	—	—
Real Estate	—	1,500,000	—	—	—	161,000	—	—	1,661,000	161,000
Retail	—	1,124,467	—	—	—	(571,332)	—	(20,493)	532,642	(571,332)
Service	—	59,183	—	—	—	2,277	—	(2,277)	59,183	2,277
Telecommunication Services	3,890,081	—	—	—	—	740,346	—	—	4,630,427	740,346
LLC Interests
Consumer Products	2,000,000	—	—	—	—	70,427	—	—	2,070,427	70,427
Real Estate	4,932,657	—	—	—	—	(696,054)	—	—	4,236,603	(696,054)
Real Estate Investment Trusts (REITs)	2,425,989	—	—	—	—	(8,213)	—	(2,189,561)	228,215	(8,213)
Warrants
Healthcare	—	29,837	—	—	—	(29,836)	—	—	1	(29,836)
Materials	647	—	—	—	—	(647)	—	—	—	—

Total	$20,352,599	$3,047,251	$—	$124,719	$(3,409,757)	$(658,105)	$452,249	$(4,099,716)	$15,809,240	$(1,782,065)

Liabilities
Total Return Swaps(1)	$(2,745,042)	$—	$—	$—	$(6,929,996)	$2,745,042	$7,425,035	$(495,039)	$—	$—

(1)

During the year ended December 31, 2020, the Company recognized a net realized loss on the TRS amounting to $6,929,996. The realized losses of the derivative instruments during the year ended December 31, 2020 serve as indicators of the volume of derivative activity for the Company. The Company received $483,581 in cash payments from the TRS during the period and paid $7,425,035, with a decrease of $11,458 in payable from BNP Paribas for the year ended December 31, 2020.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2019.

Investments:	Balance as of December 31, 2018	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of December 31, 2019	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$522,845	$—	$—	$—	$—	$(923)	$199,680	$—	$721,602	$(923)
Unsecured Loans
Materials	3,838,472	—	—	175,174	—	(866,717)	566,262	—	3,713,191	(866,717)
Asset-Backed Securities
Financials	144,044	—	—	—	—	(4,415)	—	—	139,629	(4,415)
Common Stocks
Financials	—	—	—	—	—	405,000	2,062,500	—	2,467,500	405,000
Healthcare	14,509	—	—	—	—	25,896	—	—	40,405	25,896
Materials	1,303,257	—	—	—	—	(1,282,359)	—	—	20,898	(1,282,359)
Media/ Telecommunications	1,055,803	—	—	—	—	2,422,882	—	(3,478,685)	—	2,422,882
Telecommunication Services	3,913,800	—	—	—	—	(23,719)	—	—	3,890,081	(23,719)
LLC Interests
Consumer Products	—	—	—	—	—	—	2,000,000	—	2,000,000	—
Real Estate	—	—	—	—	—	(67,343)	5,000,000	—	4,932,657	(67,343)
Real Estate Investment Trusts (REITs)	—	—	—	—	—	236,428	2,189,561	—	2,425,989	236,428
Warrants
Materials	40,340	—	—	—	—	(39,693)	—	—	647	(39,693)

Total	$10,833,070	$—	$—	$175,174	$—	$805,037	$12,018,003	$(3,478,685)	$20,352,599	$805,037

Liabilities
Total Return Swaps(1)	$(2,547,492)	$—	$—	$—	$—	$(197,550)	$—	$—	$(2,745,042)	$(197,550)

(1)

During the year ended December 31, 2019, the Company recognized a net realized gain on the TRS amounting to $1,530,270. The Company received $1,918,837 in cash payments from the TRS during the period and paid $10,157, with a decrease of $366,952 in receivable from, and an increase of $11,458 in payable to BNP Paribas for the year ended December 31, 2019.

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the year ended December 31, 2020, there were 6 transfers from Level 2 to Level 3. For the year ended December 31, 2019, there were no transfers from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of December 31, 2020 and 2019:

Investment	Fair value at December 31, 2020	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$6,535,245	Discounted Cash Flow Net Asset Value Multiples Analysis	Discount Rate Long Term Growth Rate Net Asset Value Multiple of EBITDA	1.28% -11.30% 6.90% $0.82 - $2,282.15 3.50x -7.95x
Common Stock	8,048,657	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Probability Weighted Expected Return	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Liquidity Discount Enterprise Value ($mm) Transaction Price Per Share Multiple of EBITDA Cash Offer per Share Probability Assessment	15.50% 3.50x - 7.00x $0.09 - $0.95 25% $771.00 $2.75 -$16.61 8.00x $2,500 20%
Senior Secured Loans	861,570	Discounted Cash Flow	Discount Rate	11.00%
Asset-Backed Securities	363,767	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Warrants	1	Black-Scholes Model	Volatility Assumption	78.9% - 429.9%

Total	$15,809,240

Investment	Fair value at December 31, 2019	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$9,358,646	Discounted Cash Flow Net Asset Value Cost Basis	Discount Rate N/A N/A	2.59% - 12.5% N/A N/A
Common Stock	6,418,884	Discounted Cash Flow Multiples Analysis Transaction Analysis Transaction Indication of Value Black-Scholes Model Implied Value

Discount Rate

Multiple of EBITDA

Unadjusted Price/MHz-PoP

Risk Discount

Liquidity Discount

Multiple of EBITDA

Enterprise Value ($mm)

Transaction Price Per Share

Volatility Assumption

Cash Payment Value

Probability Assessment

				16.0% - 20.0% 6.00x - 8.75x $0.12 - $0.95 55.2% - 59.8% 25% 8.25x - 8.75x $365.0 - $771.0 $2.75 30% - 40% $4.46 20%
Senior Secured Loans	721,602	Discounted Cash Flow	Discount Rate Spread Adjustment	11.10% 0.10%
Unsecured Loans	3,713,191	Black-Scholes Model	Volatility Assumption	30% - 40%
Asset-Backed Securities	139,629	Discounted Cash Flow	Discount Rate	21.00%
Warrants	647	Discounted Cash Flow Multiples Analysis Transaction Analysis Black-Scholes Model	Discount Rate Multiple of EBITDA Multiple of EBITDA Volatility Assumption	20.0% 7.0x - 8.75x 8.25x - 8.75x 30% - 40%

Total	$20,352,599

Total Return Swaps	$(2,745,042)	Third Party Pricing Vendor	N/A	N/A

The significant unobservable inputs used in the fair value measurement of the Company’s LLC interests are: discount rate, multiples of EBITDA and long-term growth rate. Significant increases (decreases) in those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s common equity securities are: multiple of EBITDA, price/MHz-PoP multiple, liquidity discount, discount rate, probability assessment and transaction price. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s bank loan securities are: discount rate and spread adjustment. Significant increases (decreases) in either of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s asset-backed securities are: discount rate and broker quote indication of value. Significant increases (decreases) in either of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the year ended December 31, 2020 and December 31, 2019, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the years ended December 31, 2020, 2019 and 2018. Selling commissions and fees of $0, $0, and $413,024 were paid for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the year ended December 31,
	2020	2019	2018
Net increase (decrease) in net assets from operations	$(20,899,278)	$9,190,895	$(6,209,274)
Weighted average common shares outstanding	10,525,271	10,441,061	10,358,148
Earnings (loss) per common share-basic and diluted	$(1.98)	$0.88	$(0.60)

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

On June 24, 2020, the Board approved a change in its dividend and capital gains distribution schedule from monthly distributions to quarterly distributions, effective immediately. The first quarterly distribution was paid on October 12, 2020 to shareholders of record as of September 30, 2020. The dividends are expected to be declared in the amount of $0.09 per share of the Company’s common stock to the stockholders of record at each quarter end.

Recent Accounting Pronouncements

In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this update shorten the amortization period for certain callable debt securities held at premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For the Company, this update was effective for the fiscal year beginning on January 1, 2020. There is no material impact to the financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU No. 2020-04 is elective and effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU No. 2020-04.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2020:

	Fair value	Percentage
Assets
Healthcare	$40,209,053	62.2%
Real Estate	11,111,826	17.2%
Telecommunication Services	5,491,997	8.5%
Consumer Products	2,070,427	3.2%
Manufacturing	1,666,667	2.6%
Financials	1,488,767	2.3%
Real Estate Investment Trusts (REITs)	1,186,113	1.8%
Retail	532,642	0.8%
Energy	422,827	0.6%
Media/Telecommunications	386,613	0.6%
Service	59,183	0.1%
Chemicals	42,500	0.1%

Total Assets	$64,668,615	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2019:

	Fair value	Percentage
Assets
Healthcare	$44,383,560	44.2%
Real Estate Investment Trusts (REITs)	13,458,505	13.4%
Financials	12,900,074	12.9%
Energy	6,745,696	6.7%
Real Estate	6,432,657	6.4%
Telecommunication Services	4,611,683	4.6%
Materials	3,734,736	3.7%
Utility	2,477,266	2.5%
Media/Telecommunications	2,457,365	2.4%
Consumer Products	2,000,000	2.0%
Retail	1,124,467	1.1%
Service	59,183	0.1%
Chemicals	42,500	0.0%

Total Assets	$100,427,692	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2020:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans — First Lien	$30,123,122	$31,276,803	48.3%
Senior Secured Loans — Second Lien	4,742,429	4,745,268	7.3%
Asset-Backed Securities	671,187	363,767	0.6%
Corporate Bonds	6,736,607	6,883,952	10.6%
Common Stocks	7,774,595	9,615,455	14.9%
LLC Interests	7,000,000	6,535,245	10.1%
Partnership Units	6,312,618	5,214,223	8.1%
Preferred Stocks	3,051,714	—	0.0%
Warrants	52,988	33,902	0.1%

Total Assets	$66,465,260	$64,668,615	100.0%

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

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans — First Lien	$51,120,740	$47,656,091	32.1%
Senior Secured Loans — Second Lien	8,810,397	8,254,393	5.6%
Senior Secured Loans — Escrow Loan	79,372	1,925	0.0%
Unsecured Loans	4,195,580	3,713,191	2.5%
Asset-Backed Securities	896,536	743,520	0.5%
Mortgage-Backed Securities	3,996,530	3,994,444	2.7%
Closed-End Mutual Funds	2,419,467	2,136,410	1.4%
Corporate Bonds	42,275,712	40,822,499	27.6%
Common Stocks	20,812,044	23,018,795	15.5%
LLC Interests	9,189,561	9,358,646	6.3%
Preferred Stocks	10,285,555	8,491,470	5.7%
Rights	148,370	61,391	0.0%
Warrants	52,988	74,598	0.1%

Total Assets	$154,282,852	$148,327,373	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2020:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$363,767	0.6%
Great Britain(1)	566,400	0.9%
Luxembourg(1)	2,461,549	3.8%
United States	61,276,899	94.7%

Total Assets	$64,668,615	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2019:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$743,520	0.7%
Luxembourg(1)	2,583,933	2.6%
United States	97,100,239	96.7%

Total Assets	$100,427,692	100.0%

(1)	Investment denominated in USD.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred investment advisory fees payable to the Adviser of $1,192,535, $1,966,697 and $2,025,178, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred $0, $0 and recognized a reduction of $(594,306) of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of December 31, 2020.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred administration fees payable to the Adviser of $245,534, $399,100 and $409,789, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Investment Advisory and Administration Fees Table

Amounts waived and subject to recoupment pertaining to investment advisory and administration fees are shown below.

Period ended	Advisory fees waived and subject to recoupment(1)	Administration fees waived and subject to recoupment(1)	Recoupment eligibility expiration
December 31, 2017	$413,916	$75,906	Expired
September 30, 2017	305,288	69,308	Expired
June 30, 2017	389,733	77,947	Expired
March 31, 2017	390,969	78,194	Expired
December 31, 2016	366,861	73,372	Expired
September 30, 2016	343,320	68,664	Expired
June 30, 2016	74,421	14,884	Expired

Total	$2,284,508	$458,275

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

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the years ended December 31, 2020, 2019 and 2018, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the years ended December 31, 2020, 2019 and 2018, the Adviser incurred and paid offering costs of $0, $0 and $238,568, respectively, on our behalf. For the years ended December 31, 2020, 2019, and 2018, the Company capitalized $0, $0, and $61,462 of offering costs, respectively. Of this amounts, $0, $5,445, and $184,847 were amortized to expense during the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2020, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

Fees Paid to Officers and Directors

Each director receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. Directors are reimbursed for actual out-of-pocket expenses relating to attendance at meetings, however, the Chairman of the Board and the Chairman of the Audit and Qualified Legal Committee each receive an additional payment of $10,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The Directors do not receive any separate compensation in connection with service on Committees or for attending Board or Committee Meetings. They do not have any pension or retirement plan. The “Fund Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employed by the Adviser, its affiliates or Skyview. Effective January 28, 2020, Mr. Honis is treated as an “interested person” of the Company (as defined in the 1940 Act) in light of certain relationships between Mr. Honis and certain affiliates of the Adviser, including Highland Capital Management, L.P. (“HCMLP”), arising out of HCMLP’s pending Chapter 11 proceedings.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded an expense relating to director fees of $20,123, $19,553 and $19,804, respectively, which represents the allocation of the director fees to the Company. As of December 31, 2020, there was no expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of December 31, 2020 is $924,177. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2020	$989,447	$639,959	$349,488	$101,541	December 31, 2023
September 30, 2020	687,228	439,281	247,947	94,039	September 30, 2023
June 30, 2020	445,585	291,677	153,908	(30,539)	June 30, 2023
March 31, 2020	257,226	72,779	184,447	184,447	March 31, 2023

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2017	$1,304,585	$975,289	$329,296	$—	Expired
September 30, 2017	983,110	531,679	451,431	—	Expired
June 30, 2017	631,906	433,428	198,478	—	Expired
March 31, 2017	329,791	182,226	147,565	—	Expired

During the year ended December 31, 2020, $329,296 of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the years ended December 31, 2020, 2019 and 2018, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of December 31, 2020 would have been lower by approximately this amount. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of December 31, 2020 and December 31, 2019, $101,542 and $50,130 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.

As of December 31, 2020 and December 31, 2019, the Company owed $423,537 and $570,453, respectively, to the Adviser, largely related to advisory fees, and administration fees.

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

As of December 31, 2020, 2019 and 2018, the Company made the following permanent book tax differences and reclasses:

	2020	2019	2018
Paid in capital excess of par value	$(1,621,021)	$(138,024)	$(314,911)
Distributions in excess of net investment income(1)	1,541,871	2,583,485	2,654,803
Accumulated realized gains(1)	79,150	(2,445,461)	(2,339,892)

(1)	Amounts are included in distributable earnings (accumulated loss) on the Statement of Assets and Liabilities.

During the year ended December 31, 2020, the differences between book and tax accounting were due primarily to non-deductible excise taxes and partnerships, basis adjustments of loan investments, distribution re-designations and non-REIT return of capital.

For the years ended December 31, 2020, 2019 and 2018, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

	2020	2019	2018
Undistributed ordinary income	$687,291	$45,019	$1,821,034
Net tax appreciation/(depreciation)	(6,021,808)	(3,044,798)	(9,471,326)
Undistributed capital gains	—	—	1,368,718
Other temporary differences	1,315,827	(289,344)	(20,194)

For the years ended December 31, 2020, 2019 and 2018, the Company had $(24,156,099), $(1,198,009) and $0 of capital loss carryovers, respectively.

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2020, 2019 and 2018, were as follows:

Paid Distributions attributable to:	2020	2019	2018
Ordinary income	$4,409,400	$6,276,791	$6,964,121
Return of capital	—	—	—
Long term gain	—	1,237,492	636,657

Unrealized appreciation and depreciation at December 31, 2020, 2019 and 2018, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross appreciation	Gross (depreciation)	Net appreciation/ (depreciation)	Cost
December 31, 2020	$7,723,451	$(13,745,259)	$(6,021,808)	$70,690,423
December 31, 2019	8,606,619	(11,651,417)	(3,044,798)	102,532,406
December 31, 2018	5,726,720	(15,198,046)	(9,471,326)	105,156,185

The tax adjustments that impact cost are wash sales, partnerships and basis adjustments on loan investments.

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the years ended December 31, 2020, 2019 and 2018, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Board, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock at a price (i) not less than the net asset value per share (the “NAV Per Share”) of the Company’s common stock next calculated following the Expiration Date, and (ii) not more than 2.5% greater than the NAV Per Share as of such date. The Board may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

The Company conducted its tender offer for the first quarter of 2020 from February 24, 2020, until expiration of March 23, 2020 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 49,418 shares of the Company were tendered for repurchase, constituting approximately 0.47% of the Company’s outstanding shares. The 49,418 shares reflects the net effect of tenders cancelled as a result of COVID-19 market volatility.

The Company conducted its tender offer for the second quarter of 2020 from May 22, 2020, until expiration of June 22, 2020 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, 45,916 shares of the Company were tendered for repurchase, constituting approximately 0.44% of the Company’s outstanding shares.

The Company conducted its tender offer for the third quarter of 2020 from August 21, 2020, until expiration on September 21, 2020 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the third quarter tender offer, 51,384 shares of the Company were tendered for repurchase, constituting approximately 0.49% of the Company’s outstanding shares.

The Company conducted its tender for the fourth quarter of 2020 from November 20, 2020, until expiration on December 21, 2020 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the fourth quarter tender offer, 77,523 shares of the Company were tendered for repurchase, constituting approximately 0.74% of the Company’s outstanding shares.

For the year ended December 31, 2020, the Company repurchased 0 shares as part of its death and disability repurchase program.

Note 7 — Credit Facility and Leverage Facilities

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the

Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days notice. On April 15, 2020, the Financing Arrangement was paid down and closed. At December 31, 2020, there were no current outstanding or fair value amounts. At December 31, 2019, current outstanding and fair value amounts were $33,714,864 and $33,975,517, respectively.

For the years ended December 31, 2020, 2019 and 2018, the components of total interest expense were as follows:

	Year ended December 31, 2020		Year ended December 31, 2019	Year ended December 31, 2018
Direct interest expense	$176,911		$1,233,085	$759,234
Commitment fees	(204)		204	—
Amortization of financing costs	—		—	—

Total interest expense	$176,707		$1,233,289	$759,234

Average daily amount outstanding	22,670,341	(1)	35,934,346	22,875,571
Weighted average interest rate	2.67%	(1)	3.43%	3.32%

(1)

The Financing Arrangement with BNP was fully paid down and closed as of April 15, 2020, the average daily amount outstanding is calculated through April 15, 2020, and the maximum borrowed amount during the year was $33,800,877. The 2.67% represents the weighted average interest rate from January 1, 2020 through April 15, 2020.

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

Year ended	Total amount outstanding	% of asset coverage
12/31/2020	$—	—%
12/31/2019	63,219,694	241%
12/31/2018	67,767,021	227%
12/31/2017	46,540,921	304%
12/31/2016	11,200,000	701%
12/31/2015	—	n/a
12/31/2014	—	n/a

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

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company would have treated the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by the Company under the TRS, as a senior security for the life of that instrument. As of December 31, 2020, the company has $0 in receivable from BNP Paribas for the year ended December 31, 2020.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each security underlying the TRS as a qualifying asset if such security is a loan and the obligor on such loan is an eligible portfolio company, and as a non-qualifying asset if the obligor is not an eligible portfolio company.

As of December 31, 2020, there were no positions held in the TRS.

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

As of December 31, 2020 and December 31, 2019, the Company had posted $0 and $21,400,000, respectively, of cash collateral against the TRS held in an account at the Company’s custodian bank, which is shown as due from counterparty on the Statements of Assets and Liabilities.

During the year ended December 31, 2020, the Company recognized a net realized loss on the TRS amounting to $6,929,996. The realized losses of the derivative instruments during the year ended December 31, 2020 serve as indicators of the volume of derivative activity for the Company. The Company received $483,581 in cash payments from the TRS during the period and paid $7,425,035, with a decrease of $11,458 in payable from BNP Paribas for the year ended December 31, 2020. During the year ended December 31, 2020, the Company recognized a $2,745,042 change in unrealized gain on the TRS.

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

Note 8 — Economic Dependency and Commitments and Contingencies

The Adviser has entered into a Services Agreement with Skyview Group, Inc. (“Skyview”), effective February 25, 2021, pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser will compensate all Adviser and Skyview personnel who provide services to the Company.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2020.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2020, the Company had one unfunded debt commitment with an aggregate unfunded commitment of $333,333. For additional details regarding the Company’s unfunded debt investments, see the Company’s Schedule of Investments as of December 31, 2020.

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

Counterparty Credit Risk

Counterparty credit risk is the potential loss the Company may incur as a result of the failure of a counterparty or an issuer to make payments according to the terms of a contract. Counterparty credit risk is measured as the loss the Company would record if its counterparties failed to perform pursuant to the terms of their obligations to the Company. Because the Company may enter into over- the-counter forwards, options, swaps and other derivative financial instruments, the Company may be exposed to the credit risk of its counterparties. To limit the counterparty credit risk associated with such transactions, the Company conducts business only with financial institutions judged by the Adviser to present acceptable credit risk.

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

Certain instruments held by the Company pay an interest rate based on the London Interbank Offered Rate (LIBOR), which is the average offered rate for various maturities of short-term loans between certain major international banks. LIBOR is expected to be phased out by the end of 2021. While the effect of the phase out cannot yet be determined, it may result in, among other things, increased volatility or illiquidity in markets for instruments based on LIBOR and changes in the value of such instruments. However, the outbreak of COVID-19 may adversely impact the timing of transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere.

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

Short-Selling Risk

Short sales by the Company that are not made where there is an offsetting long position in the asset that it is being sold short theoretically involve unlimited loss potential since the market price of securities sold short may continuously increase. Short selling allows the Company to profit from declines in market prices to the extent such decline exceeds the transaction costs and costs of borrowing the securities. However, since the borrowed securities must be replaced by purchases at market prices in order to close out the short position, any appreciation in the price of the borrowed securities would result in a loss. Purchasing securities to close out the short position can itself cause the price of securities to rise further, thereby exacerbating the loss. The Company may mitigate such losses by replacing the securities sold short before the market price has increased significantly. Under adverse market conditions, the Company might have difficulty purchasing securities to meet margin calls on its short sale delivery obligations, and might have to sell portfolio securities to raise the capital necessary to meet its short sale obligations at a time when fundamental investment considerations would not favor such sales. Further, if other short positions of the same security are closed out at the same time, a “short squeeze” can occur where demand exceeds the supply for the security sold short. A short squeeze makes it more likely that the Adviser will need to replace the borrowed security at an unfavorable price.

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

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of December 31, 2020:

Affiliated investments	Shares at December 31, 2019	Fair value as of December 31, 2019	Transfers in (at cost)	Purchases	Sales	Realized gains (losses)	Change in unrealized appreciation/ (depreciation)	Fair value as of December 31, 2020	Shares at December 31, 2020	Affiliated Dividend income
NexPoint Strategic Opportunities Fund	120,633	$2,136,410	$—	$—	$(976,094)	$(1,443,373)	$283,057	$—	—	$54,253
NexPoint Residential Trust, Inc.	26,466	1,190,970	—	38,138	(171,125)	(7,736)	(92,349)	957,898	22,640	5,922
NexPoint Capital REIT, LLC(1)	100	2,425,989	—	—	(2,189,561)	—	(8,213)	228,215	100	124,322
NexPoint Real Estate Finance, LLC	—	—	—	6,312,618	(6,312,618)	—	—	—	—	301,921
NexPoint Real Estate Finance Operating Partnership, LP	—	—	—	6,312,618	—	—	(1,098,395)	5,214,223	315,631	126,252
SFR WLIF III, LLC	—	—	1,651,112	—	—	—	(157,483)	1,493,629	1,651,112	82,295
SFR WLIF II, LLC	—	—	3,348,888	—	—	—	(605,914)	2,742,974	3,348,888	270,909

Total affiliated investments	147,199	$5,753,369	$5,000,000	$12,663,374	$(9,649,398)	$(1,451,109)	$(1,679,297)	$10,636,939	5,338,371	$965,874

(1)

The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the years ended December 31, 2020, 2019, 2018, 2017 and 2016 is as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Common shares per share operating performance:
Net asset value, beginning of period	$8.53	$8.36	$9.68	$9.47	$8.02
Income from investment operations:
Net investment income(1)	0.24	0.30	0.36	0.59	0.69
Net realized and unrealized gain (loss)	(2.22)	0.59	(0.96)	0.32	1.25
Commitments by affiliates	—	—	—	—	0.18

Total from investment operations	(1.98)	0.89	(0.60)	0.91	2.12

Less distribution declared to common shareholders:
From net investment income	(0.42)	(0.60)	(0.73)	(0.72)	(0.71)
From net realized gains	—	(0.12)	—	—	—

Total distributions declared to common shareholders	(0.42)	(0.72)	(0.73)	(0.72)	(0.71)

Capital share transactions
Issuance of common stock(2)	—	—	0.01	0.02	0.04
Shares tendered(1)	—	0.00 (3)	0.00 (3)	0.00 (3)	0.00	(3)

Net asset value, end of period	$6.13	$8.53	$8.36	$9.68	$9.47

Net asset value total return(4)	(23.17)%	10.86%	(6.75)%	10.06%	27.61	%(5)
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$64,190	$88,936	$86,311	$94,860	$67,293
Shares outstanding, end of period	10,475,168	10,425,431	10,322,327	9,804,321	7,102,226

Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses	3.99%	5.36%	4.32%	5.21%	7.56%
Fees and expenses waived or reimbursed	(0.54)%	(0.16)%	(0.43)%	(2.37)%	(4.56)%
Net operating expenses	3.45%	5.20%	3.89%	2.84%	3.00%
Net investment income (loss) before fees waived or reimbursed	3.41%	3.33%	3.28%	3.80%	2.98%
Net investment income (loss) after fees waived or reimbursed	3.95%	3.50%	3.71%	6.17%	7.54%
Ratio of interest and credit facility expenses to average net assets	0.27%	1.37%	0.76%	0.13%	0.36%
Ratio of incentive fees to average net assets(6)(7)	—%	—%	(0.60)%	0.51%	0.40%
Portfolio turnover rate	83%	42%	55%	113%	60%
Asset coverage ratio	—%	241%	227%	304%	701%
Weighted average commission rate paid(8)	$0.0328	$0.0331	$0.0380	$0.0225	$0.0094

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

(5)

For the year ended December 31, 2016, 1.65% of the Company’s total return consists of a voluntary reimbursement by the adviser for unrealized investment losses, and is included in Net realized and unrealized gain (loss). Excluding this item, total return would have been 25.96%.

(6)	Annualized.
(7)	All incentive fees were waived for the year ended December 31, 2016.
(8)	Represents the total dollar amount of commissions paid on portfolio transactions divided by total number of portfolio shares purchased and sold for which commissions were charged.

Note 12 — Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$879,937	$1,119,639	$1,104,672	$1,708,934
Total investment income per common share	0.09	0.11	0.10	0.16
Net investment income	283,131	694,133	636,915	954,750
Net investment income per common share	0.02	0.07	0.06	0.09
Net realized and unrealized gain (loss)	2,382,200	1,957,963	7,947,407	(35,755,777)
Net realized and unrealized gain (loss) per common share	0.26	0.18	0.75	(3.41)
Net increase (decrease) in net assets resulting from operations	2,665,331	2,652,096	8,584,322	(34,801,027)
Basic and diluted earnings (loss) per common share	0.28	0.25	0.81	(3.32)
Net asset value per common share at end of quarter	6.13	5.96	5.80	5.05

	Quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$1,838,426	$1,979,996	$2,040,664	$1,988,407
Total investment income per common share	0.18	0.19	0.20	0.19
Net investment income	717,956	731,993	876,514	830,213
Net investment income per common share	0.07	0.07	0.08	0.08
Net realized and unrealized gain (loss)	368,975	1,061,490	(577,223)	5,180,977
Net realized and unrealized gain (loss) per common share	0.04	0.10	(0.06)	0.50
Net increase (decrease) in net assets resulting from operations	1,086,931	1,793,483	299,291	6,011,190
Basic and diluted earnings (loss) per common share	0.10	0.17	0.03	0.58
Net asset value per common share at end of quarter	8.53	8.61	8.62	8.77

The sum of quarterly per share amounts may not equal per share amounts reported for the years ended December 31, 2020 and 2019. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

The Adviser has entered into a Services Agreement with Skyview Group, Inc. (“Skyview”), effective February 25, 2021, pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser will compensate all Adviser and Skyview personnel who provide services to the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NexPoint Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of NexPoint Capital, Inc. (the “Company”) as of December 31, 2020, the related statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations, changes in its net assets and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2020, by correspondence with the custodian, agent banks, transfer agents, issuers and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Portfolio Investments — Certain Level 3 Portfolio Investments in Loans, Asset Backed Securities, Common Stocks, LLC Interests and Warrants Valued Using Significant Unobservable Inputs Developed by Management

Critical Audit Matter Description

As discussed in note 2 to the financial statements, the Company held investments classified as Level 3 investments under accounting principles generally accepted in United States of America. These investments are valued using various valuation techniques to estimate the fair value of investments based on the specific characteristics of the investments and certain significant unobservable inputs. The fair value of the Company’s level 3 investments was approximately $15.8 million of the Company’s $64.6 million total investments at fair value as of December 31, 2020.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•	Evaluating the appropriateness of the valuation techniques used and testing the significant unobservable inputs by comparing them to external sources.

•	Evaluating the appropriateness of significant changes in valuation techniques or significant unobservable inputs used in the valuations.

•	Testing the accuracy of the underlying data used by the Company in its analysis.

•	Comparing the significant assumptions used by management to current industry and economic trends.

•	Performing sensitivity analysis of significant assumptions to evaluate changes in the fair value estimate.

•

Utilizing our fair value specialists to develop an independent estimate of the fair value in instances where the selection of valuation techniques or significant unobservable inputs were more subjective, and compared our estimates to management’s estimates.

•

Utilizing our fair value specialists to develop an independent fair value range for certain investments and comparison of management’s estimate to each of the independently developed fair value ranges.

•

Developing the independent fair value range involved testing the data used in the models and developing significant unobservable inputs in order to evaluate the reasonableness of management’s fair value estimate for a portion of the Level 3 investments.

•

For investments where management’s process for determining the fair value was tested, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of comparative yields and discount rates used by management for certain investments.

•

Evaluating management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

We have served as the auditor of one or more of NexPoint Advisors, LP’s investment companies since 2018.

COHEN & COMPANY, LTD.

Cleveland, Ohio

March 31, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NexPoint Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of NexPoint Capital, Inc. (the “Company”) as of December 31, 2019, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 by correspondence with the custodian and brokers; when replies have not been received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Dallas, Texas

April 14, 2020

We served as the auditor of one or more investment companies of NexPoint Advisors, L.P. and its affiliates from 2004 through 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 8, 2020, the Company dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm, effective on such date. The decision to dismiss PwC was approved by the audit committee and by the full Board. On June 18, 2020, the Company approved the appointment of Cohen & Company Ltd. (“Cohen”) as the Company’ independent registered public accounting firm. Cohen was engaged by the Company on July 2, 2020.

PwC’s report on the Company’s financial statements for the fiscal years ended December 31, 2019 and December 31, 2018 did not contain any adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended December 31, 2019 and December 31, 2018 and the subsequent interim period through June 8, 2020, during which PwC served as the Company’s independent registered public accounting firm, there were no: (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

The Company provided PwC with a copy of the disclosures proposed to be made in this form 10-K and requested that PwC furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements made by the Company’s in response to Item 304(a) of Regulation S-K, and, if not, stating the respects in which it does not agree. The PwC letter was filed on form 8-K, Exhibit 16 on 6/12/2020, (Letter from PwC as required by Item 304(a) of Regulation S-K).

During the year ended December 31, 2019 and December 31, 2018 and the subsequent interim period through June 8, 2020, neither Management, the Company nor anyone on its behalf, consulted Cohen regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company and no written report or oral advice was provided to the Company’s by Cohen or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As of December 31, 2020, Management remediated the material weakness previously identified as of December 31, 2019 relating to the application of fair value accounting with respect to the validation of fair value methodologies. Specifically, the controls were not sufficiently designed to ensure the appropriateness of the fair value determinations reached for Level 3 real estate-related holdings. While this control deficiency did not result in a misstatement, it could have resulted in a misstatement to the investment balances or disclosures that would have resulted in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Management remediated the material weakness by designating a member of the Adviser’s Valuation Committee to monitor and report to the Valuation Committee to ensure that for significant real estate-related holdings, fair values for such holdings are validated through one or more other valuation techniques that are acceptable under ASC 820.

As a result of the remediation activities, Management has determined that Management’s controls were designed appropriately and at a sufficient level of precision, and have been operating effectively for a sufficient period of time, such that the material weakness previously identified as of December 31, 2019 has been remediated as of December 31, 2020.

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

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15:	Exhibits

(a)(1)	Financial Statements

(1)	Financial Statements — Refer to Item 8 starting on page 99

(2)	Financial Statement Schedules — None

(3)	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.10	Control Agreement, dated and effective as of September 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

Number	Description

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of September 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.17	Amended and Restated Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of April 2, 2018, by and between NexPoint Capital, Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on April 2, 2018)

10.18	Letter from PwC as required by Item 304(a) of Regulation S-K (Incorporated by reference to Exhibit 16 to Registrants Current Report on 8-K (File No. 814-01074) filed on June 12, 2020)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: March 31, 2021	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Chief Accounting Officer and Principal Financial Officer

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

Signature	Title	Date

/s/ James D. Dondero James D. Dondero	President (Principal Executive Officer)	March 31, 2021

/s/ Frank Waterhouse Frank Waterhouse	Chief Financial Officer (Treasurer, Principal Accounting Officer and Principal Financial Officer)	March 31, 2021

/s/ Dr. Bob Froehlich Dr. Bob Froehlich	Director	March 31, 2021

/s/ John Honis John Honis	Director	March 31, 2021

/s/ Ethan Powell Ethan K. Powell	Director	March 31, 2021

/s/ Bryan A. Ward Bryan A. Ward	Director	March 31, 2021