Form 10-Q
period 2021-03-31
NexPoint Capital, Inc.
filed 2021-05-14
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company		Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2021, the Registrant had 10,268,218 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Unaffiliated investments, at fair value (cost of $52,234,624 and $54,444,617, respectively)	$52,544,311	$54,031,676
Affiliated investments, at fair value (cost of $12,028,369 and $12,020,643, respectively)(1)	11,743,201	10,636,939
Cash and cash equivalents	1,026,042	729,467
Receivable for investments sold	6,372	—
Dividends and interest receivable	291,137	285,212
Receivable from Adviser(2)	63,446	101,542
Prepaid expenses	8,477	—

Total assets	65,682,986	65,784,836

Liabilities
Payable to Adviser(2)	366,246	423,537
Accrued expenses and other liabilities	168,207	228,062
Distributions payable	924,139	942,765

Total liabilities	1,458,592	1,594,364

Commitments and contingencies(3)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,268,218 and 10,475,168 shares issued and outstanding, respectively)	10,268	10,475
Paid-in capital in excess of par	91,038,998	92,354,786
Distributable earnings (accumulated loss)	(26,824,872)	(28,174,789)

Total net assets	$64,224,394	$64,190,472

Net asset value per share of common stock	$6.25	$6.13

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Investment income:
Interest	$836,896	$998,424
Interest paid-in-kind	23,684	174,457
Dividend income from unaffiliated investments	1,254	311,676
Dividend income from affiliated investments(1)	245,644	221,401
Other fee income	—	2,976

Total investment income	1,107,478	1,708,934

Expenses:
Investment advisory fees(3)	303,707	426,735
Custodian and accounting service fees	75,821	73,256
Administration fees(3)	62,539	74,616
Other expenses	61,493	18,350
Audit and tax fees	54,641	69,428
Stock transfer fee	49,333	72,819
Legal fees	12,756	13,108
Directors’ fees(3)	4,057	4,511
Reports to stockholders	2,024	15,384
Interest expense and commitment fees(2)	—	170,424

Total expenses	626,371	938,631
Expenses (waived) or recouped by the Adviser(3)	(63,446)	(184,447)

Net expenses	562,925	754,184

Net investment income	544,553	954,750

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	(91,660)	(14,468,584)
Affiliated investments(1)	—	(1,478,792)
Total return swaps(4)	—	(270,059)
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	722,628	(10,253,245)
Affiliated investments(1)	1,098,536	(3,458,432)
Total return swaps(4)	—	(5,826,665)

Net realized and unrealized gains (losses)	1,729,504	(35,755,777)

Net increase (decrease) in net assets resulting from operations	2,274,057	(34,801,027)

Per share information - basic and diluted per common share
Net investment income:	$0.05	$0.09
Earnings (loss) per share:	$0.22	$(3.32)
Weighted average shares outstanding:	10,508,636	10,478,590

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of credit facility.
(3)	See Note 4 for a discussion of related party transactions and arrangements.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2019	10,425,431	$10,425	$93,412,260	$(4,487,132)	$88,935,553
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	954,750	954,750
Net realized gain (loss) on investments and securities sold short	—	—	—	(15,947,376)	(15,947,376)
Net realized gain (loss) on total return swaps(1)	—	—	—	(270,059)	(270,059)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	(13,711,677)	(13,711,677)
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	(5,826,665)	(5,826,665)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(49,418)	(49)	(241,109)	—	(241,158)
Reinvestment of common stock	122,312	122	1,038,407	—	1,038,529
Distributions to stockholders	—	—	—	(1,889,379)	(1,889,379)

Total increase (decrease) for the three months ended March 31, 2020	72,894	73	797,298	(36,690,406)	(35,893,035)

Balance at March 31, 2020	10,498,325	$10,498	$94,209,558	$(41,177,538)	$53,042,518

Distributions to shareholders per share	—	$—	$—	$0.18	$0.18

(1)	See Note 7 for a discussion on Total Return Swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2020	10,475,168	$10,475	$92,354,786	$(28,174,789)	$64,190,472
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	544,553	544,553
Net realized gain (loss) on investments	—	—	—	(91,660)	(91,660)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,821,164	1,821,164
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(263,285)	(263)	(1,661,063)	—	(1,661,326)
Reinvestment of common stock	56,335	56	345,275	—	345,331
Distributions to stockholders	—	—	—	(924,140)	(924,140)

Total increase (decrease) for the three months ended March 31, 2021	(206,950)	(207)	(1,315,788)	1,349,917	33,922

Balance at March 31, 2021	10,268,218	$10,268	$91,038,998	$(26,824,872)	$64,224,394

Distributions to shareholders per share	—	$—	$—	$0.09	$0.09

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$2,274,057	$(34,801,027)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(7,726)	(19,454,662)
Payment-in-kind investments	(23,684)	(174,457)
Proceeds from sales and principal repayments of investment securities	2,397,713	52,488,741
Net realized (gain) loss on investments	91,660	15,947,376
Net change in unrealized (appreciation) depreciation on investments	(1,821,164)	13,711,677
Net change in unrealized (appreciation) depreciation on total return swaps	—	5,826,665
Amortization of premium/discount, net	(255,696)	(144,616)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(6,372)	(149,977)
(Increase) decrease in dividends and interest receivable	(5,925)	558,308
(Increase) decrease in receivable from Adviser	38,096	(132,672)
(Increase) decrease in other receivables	—	(428,031)
(Increase) decrease in prepaid expenses	(8,477)	2,491
(Increase) decrease in due from counterparty	—	(7,520,000)
Increase (decrease) in payable for investments purchased	—	2,002,131
Increase (decrease) in payable to Adviser	(57,291)	(50,042)
Increase (decrease) in interest expense and commitment fees payable	—	(51,957)
Increase (decrease) in accrued expenses and other liabilities	(59,855)	22,190
Increase (decrease) in payable on total return swap	—	483,887

Net cash flows provided by (used in) operating activities	2,555,336	28,136,025

Cash flows provided by financing activities
Repurchase of common stock, net of payable	(1,661,326)	(1,343,563)
Distributions paid in cash	(597,435)	(846,476)
(Decrease) in credit facilities payable	—	(40,000,000)
Increase in credit facilities payable	—	7,222,381

Net cash flows (used in) financing activities	(2,258,761)	(34,967,658)

Net increase (decrease) in cash and cash equivalents	296,575	(6,831,633)

Cash and cash equivalents
Beginning of the period	729,467	7,764,892

End of the period	$1,026,042	$933,259

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$23,684	$174,457
Cash paid during the period for interest	$—	$222,381
Reinvestment of distributions paid	$345,331	$1,038,529
Local and excise taxes paid	$35,000	$47,000

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of March 31, 2021

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 54.7%(4)
Energy – 1.2%
Fieldwood Energy, LLC (First Lien Term Loan)(5)			4/11/2022	$1,800,549	$1,798,904	$712,721
Fieldwood Energy, LLC (Second Lien Term Loan)(5)			4/11/2023	567,797	558,293	32,648

						745,369

Healthcare – 52.1%
Air Methods Corp. (First Lien Term Loan)(6)	L + 350	1.00%	4/22/2024	1,957,408	1,562,745	1,899,302
Auris Luxembourg III S.a.r.l. (First Lien
Term Loan)(7) (8)	L + 375	0.00%	2/27/2026	2,534,490	2,524,717	2,464,791
BioClinica Holding I, LP (First Lien Term Loan)(7)	L + 425	1.00%	10/20/2023	1,927,071	1,753,340	1,927,871
BW NHHC Holdco, Inc. (First Lien Term Loan)(6)	L + 500	0.00%	5/15/2025	4,502,315	3,101,533	4,226,075
CNT Holdings I Corp. (Second Lien Term Loan)(6)	L + 675	0.75%	10/16/2028	1,500,000	1,492,759	1,522,500
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)(9)	4% Fixed		7/1/2026	333,333	727	(4,583)
Covenant Surgical Partners, Inc. (First Lien Term Loan)(7)	L + 400	0.00%	7/1/2026	1,641,822	1,645,454	1,619,247
Envision Healthcare Corp. (First Lien Term Loan)(7)	L + 375	0.00%	10/10/2025	5,872,387	4,443,427	5,085,751
Global Medical Response, Inc. (First Lien Term Loan)(6)	L + 425	1.00%	3/14/2025	3,392,037	3,104,939	3,376,299
Patterson Medical Holdings, Inc. (First Lien Term Loan)(7)	L + 475	1.00%	8/29/2022	2,415,038	2,194,154	2,405,378
RadNet, Inc. (First Lien Term Loan)(10) (8)	L + 350	1.00%	6/30/2023	3,407,189	3,324,284	3,414,293
RxBenefits, Inc. (First Lien Term Loan)(6)	L + 525	0.75%	12/17/2027	3,990,000	3,912,571	3,990,000
Sound Inpatient Physicians (Second Lien Term Loan)(7)	L + 675	0.00%	6/26/2026	1,555,556	1,452,241	1,562,042

						33,488,966

Telecommunication Services – 1.4%
TerreStar Corp. (First Lien Term Loan E)(11) (12)	11% PIK		2/27/2022	671,409	671,409	671,409
TerreStar Corp. (First Lien Term Loan G)(11) (12)	11% PIK		2/28/2022	28,398	28,398	28,398
TerreStar Corp. (First Lien Term Loan H)(11) (12)	11% PIK		2/28/2022	26,495	26,495	26,495
TerreStar Corp. (First Lien Term Loan F)(11) (12)	11% PIK		2/28/2022	158,952	158,952	158,952

						885,254

Total Senior Secured Loans						35,119,589

Asset-Backed Securities – 0.6%
Financials – 0.6%
Grayson Investor Corp. (8) (11) (12) (13) (14) (15)			11/1/2021	800	456,000	302,000
PAMCO CLO 1997-1A B (8) (11) (12) (13) (15) (16)				374,239	215,187	72,715

						374,715

Total Asset-Backed Securities						374,715

Corporate Bonds – 10.8%
Healthcare – 10.2%
Hadrian Merger Sub, Inc. (13)	8.500%		5/1/2026	2,728,000	2,356,688	2,840,011
Surgery Center Holdings (8) (13)	6.750%		7/1/2025	3,630,000	3,501,055	3,721,930

						6,561,941

Media/Telecommunications – 0.6%
iHeartCommunications, Inc. (8)	8.375%		5/1/2027	214,073	584,792	230,129
iHeartCommunications, Inc. (8)	6.375%		5/1/2026	115,507	313,455	122,798

						352,927

Total Corporate Bonds						6,914,868

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of March 31, 2021

(Unaudited)

	Shares
Common Stocks – 14.1%
Chemicals – 0.1%
MPM Holdings, Inc. (17)	8,500	$17,000	$42,500

Financials – 1.7%
American Banknote Corp. (11) (12) (17)	750,000	2,062,500	1,117,500

Healthcare – 0.9%
Amryt Pharma, PLC (8) (17) (18)	40,000	500,000	557,200
SteadyMed Ltd. (8) (11) (12) (17)	54,749	14,509	—

			557,200

Real Estate – 2.6%
IQHQ, Inc. (11) (12)	100,000	1,500,000	1,661,000

Real Estate Investment Trust (REIT) – 1.6%
NexPoint Residential Trust, Inc. (8) (19)	22,806	715,751	1,051,129

Service – 0.1%
Western States Life Insurance (11) (12) (17)	237	253,404	59,182

Telecommunication Services – 7.1%
TerreStar Corp. (11) (12) (17)	14,035	1,599,990	4,574,287

Total Common Stocks			9,062,798

LLC Interests – 10.7%
Consumer Products – 3.2%
US GAMING LLC (11) (12) (17)	2,000	2,000,000	2,070,182

Real Estate – 7.2%
SFR WLIF II, LLC (11) (12) (19)	3,348,888	3,348,888	3,084,996
SFR WLIF III, LLC (11) (12) (19)	1,651,112	1,651,112	1,522,639

			4,607,635

Real Estate Investment Trust (REIT) – 0.3%
NexPoint Capital REIT, LLC (11) (12) (19) (20)	100	—	220,015

Total LLC Interests			6,897,832

Partnership Units – 9.1%
Real Estate – 9.1%
NexPoint Real Estate Finance Operating
Partnership, LP (19)	315,631	6,312,618	5,864,422

Total Partnership Units			5,864,422

	Preferred Dividend Rate
Preferred Stocks – 0.0%
Real Estate Investment Trust (REIT) – 0.0%
RAIT Financial Trust (21)	8.875%		148,057	3,051,714	—

Total Preferred Stocks
Warrants – 0.1%
Healthcare – 0.0%
Gemphire Therapeutics, Inc. (11) (12) (17)		3/15/2022	4,752	—	1,207
SCYNEXIS, Inc. (11) (12) (17)		6/21/2021	19,500	—	—

					1,207

Media/Telecommunications – 0.1%
iHeartMedia, Inc. (8) (17)		5/1/2039	2,875	52,988	52,081

Total Warrants					53,288

Total Investments - 100.1%				$64,262,993	$64,287,512

Cash Equivalents – 1.2%(22)					$777,267
Other Assets & Liabilities, net - (1.3%)					$(840,385)

Net Assets - 100.0%					$64,224,394

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of March 31, 2021

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at March 31, 2021. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturityshown.

(5)	The investment is on non-accrual status as of March 31, 2021.
(6)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2021 was 0.19%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(7)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2021 was 0.11%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(8)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 18.3% of the Company’s total assets as of March 31, 2021.

(9)

The investment has an unfunded commitment as of March 31, 2021. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. For further details see Note 8.

(10)

The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at March 31, 2021 was 0.21%. The LIBOR rate used to calculate interest is the higher of the prevailing 6 month LIBOR rate in effect on the date of the semiannual reset, or the LIBOR base rate floor shown.

(11)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(12)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $15,570,977 or 24.2% of net assets were fair valued under the Company’s valuation procedures as of March 31, 2021.

(13)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of March 31, 2021, these securities amounted to $6,936,656, or 10.8% of net assets.

(14)	The investment is considered to be the equity tranche of the issuer.
(15)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(16)	The issuer is in default of its payment obligation, or is in danger of default.
(17)	Non-income producing security.
(18)

Securities exempt from registration under the 1933 Act, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2021, the aggregate fair value of these securities is $557,200 or 0.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquition Date
Amryt Pharma, PLC – Common Stock	12/7/20

(19)	Represents an affiliated issuer. Assets with a total aggregate market value of $11,743,201, or 18.3% of net assets, were affiliated with the Company as of March 31, 2021 see Note 10.
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

Real Estate Investment Trust (REIT) —1.5%
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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2020. Senior secured loans, while exempt from registration under the 1933 Act, contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

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
(17)

Securities exempt from registration under the 1933 Act, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities is $566,400 or 0.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

PIK     Payment-in-Kind

See Notes to Financial Statements.

NexPoint Capital, Inc.

Notes to Financial Statements (Unaudited)

Note 1 — Organization

NexPoint Capital, Inc. (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 Financial Services - Investment Companies. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations. The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). In this report, “we,” “us” and “our” refer to NexPoint Capital, Inc.

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of March 31, 2021, the Adviser controls 2,549,002 total shares, of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $15.9 million.

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

The Adviser entered into a Services Agreement with Skyview Group, Inc. (“Skyview”) on February 25, 2021, pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser will compensate all Adviser and Skyview personnel who provide services to the Company.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2021. The interim financial data as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of March 31, 2021 and December 31, 2020, the Company had cash and cash equivalents of $1,026,042 and $729,467, respectively. As of March 31, 2021 and December 31, 2020, $777,267 and $525,975 was held in the State Street U.S. Government Money Market Fund, and $248,775 and $203,492 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities. Securities held as collateral for securities sold short are shown on the Schedule of Investments for the Company, as applicable. As of March 31, 2021 and December 31, 2020, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three months ended March 31, 2021 and March 31, 2020, the Company recognized $0 and $2,976 of fee income, respectively.

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

As of March 31, 2021, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$302,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	72,715
American Banknote Corp.	Common Stocks	1,117,500
IQHQ, Inc.	Common Stocks	1,661,000
SteadyMed Ltd.	Common Stocks	—
TerreStar Corp.	Common Stocks	4,574,287
Western States Life Insurance	Common Stocks	59,182
NexPoint Capital REIT, LLC	LLC Interests	220,015
SFR WLIF III, LLC	LLC Interests	1,522,639
SFR WLIF II, LLC	LLC Interests	3,084,996
US GAMING LLC	LLC Interests	2,070,182
TerreStar Corp.	Senior Secured Loans	671,409
TerreStar Corp.	Senior Secured Loans	28,398
TerreStar Corp.	Senior Secured Loans	26,495
TerreStar Corp.	Senior Secured Loans	158,952
Gemphire Therapeutics, Inc.	Warrants	1,207
SCYNEXIS, Inc.	Warrants	—

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

As of March 31, 2021, the Company’s investments consisted of senior secured loans, bonds, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, partnership units and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$745,369	$—	$745,369
Healthcare	—	33,488,966	—	33,488,966
Telecommunication Services	—	—	885,254	885,254
Asset-Backed Securities
Financials	—	—	374,715	374,715
Corporate Bonds
Healthcare	—	6,561,941	—	6,561,941
Media/Telecommunications	—	352,927	—	352,927
Common Stocks
Chemicals	—	42,500	—	42,500
Financials	—	—	1,117,500	1,117,500
Healthcare	557,200	—	—	557,200
Real Estate	—	—	1,661,000	1,661,000
Real Estate Investment Trusts (REITs)	1,051,129	—	—	1,051,129
Service	—	—	59,182	59,182
Telecommunication Services	—	—	4,574,287	4,574,287
LLC Interests
Consumer Products	—	—	2,070,182	2,070,182
Real Estate	—	—	4,607,635	4,607,635
Real Estate Investment Trusts (REITs)	—	—	220,015	220,015
Partnership Units
Real Estate	—	5,864,422	—	5,864,422
Preferred Stocks
Real Estate Investment Trusts (REITs)(1)	—	—	—	—
Warrants
Healthcare	—	—	1,207	1,207
Media/Telecommunications	—	52,081	—	52,081

Total Assets	$1,608,329	$47,108,206	$15,570,977	$64,287,512

Total Investments	$1,608,329	$47,108,206	$15,570,977	$64,287,512

(1)	Includes RAIT Financial Trust Preferred Stock at zero value.

	December 31, 2020
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$422,827	$—	$422,827
Healthcare	—	33,071,007	—	33,071,007
Manufacturing	—	1,666,667	—	1,666,667
Telecommunication Services	—	—	861,570	861,570
Asset-Backed Securities
Financials	—	—	363,767	363,767
Corporate Bonds
Healthcare	—	6,531,240	—	6,531,240
Media/Telecommunications	—	352,712	—	352,712
Common Stocks
Chemicals	—	42,500	—	42,500
Financials	—	—	1,125,000	1,125,000
Healthcare	566,400	—	40,405	606,805
Real Estate	—	—	1,661,000	1,661,000
Real Estate Investment Trusts (REITs)	957,898	—	—	957,898
Retail	—	—	532,642	532,642
Service	—	—	59,183	59,183
Telecommunication Services	—	—	4,630,427	4,630,427
LLC Interests
Consumer Products	—	—	2,070,427	2,070,427
Real Estate	—	—	4,236,603	4,236,603
Real Estate Investment Trusts (REITs)	—	—	228,215	228,215
Partnership Units
Real Estate	—	5,214,223	—	5,214,223
Preferred Stock(1)	—	—	—	—
Warrants
Healthcare	—	—	1	1
Media/Telecommunications	—	33,901	—	33,901

Total Assets	$1,524,298	$47,335,077	$15,809,240	$64,668,615

Total Investments	$1,524,298	$47,335,077	$15,809,240	$64,668,615

(1)	Includes RAIT Financial Trust Preferred Stock at zero value.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2021.

Investments:	Balance as of December 31, 2020	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/PIK	(Sales and redemptions)	Balance as of March 31, 2021	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$861,570	$—	$—	$—	$—	$—	$23,684	$—	$885,254	$—
Asset-Backed Securities
Financials	363,767	—	—	—	—	10,948	—	—	374,715	10,948
Common Stocks
Financials	1,125,000	—	—	—	—	(7,500)	—	—	1,117,500	(7,500)
Healthcare	40,405	—	—	—	—	(40,405)	—	—	—	(40,405)
Real Estate	1,661,000	—	—	—	—	—	—	—	1,661,000	—
Retail	532,642	—	—	—	(515,501)	586,525	—	(603,666)	—	—
Service	59,183	—	—	—	(1)	—	—	—	59,182	—
Telecommunication Services	4,630,427	—	—	—	—	(56,140)	—	—	4,574,287	(56,140)
LLC Interests
Consumer Products	2,070,427	—	—	—	—	(245)	—	—	2,070,182	(245)
Real Estate	4,236,603	—	—	—	—	371,032	—	—	4,607,635	371,032
Real Estate Investment Trusts (REITs)	228,215	—	—	—	—	(8,200)	—	—	220,015	(8,200)
Warrants
Healthcare	1	—	—	—	—	1,206	—	—	1,207	1,206

Total	$15,809,240	$—	$—	$—	$(515,502)	$857,221	$23,684	$(603,666)	$15,570,977	$270,696

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2020.

Investments:	Balance as of December 31, 2019	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases /PIK	(Sales and redemptions)	Balance as of March 31, 2020	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$721,602	$—	$—	$—	$—	$(3,758)	$20,292	$—	$738,136	$(3,758)
Unsecured Loans
Materials	3,713,191	—	—	45,977	—	(2,208,304)	154,165	—	1,705,029	(2,208,304)
Asset-Backed Securities
Financials	139,629	—	—	—	—	(27,358)	—	—	112,271	(27,358)
Common Stocks
Financials	2,467,500	—	—	—	—	(75,000)	—	—	2,392,500	(75,000)
Healthcare	40,405	—	—	—	—	—	—	—	40,405	—
Materials	20,898	—	—	—	—	(20,697)	—	—	201	(20,697)
Telecommunication Services	3,890,081	—	—	—	—	452,909	—	—	4,342,990	452,909
LLC Interests
Consumer Products	2,000,000	—	—	—	—	—	—	—	2,000,000	—
Real Estate	4,932,657	—	—	—	—	(2,003,944)	—	—	2,928,713	(2,003,944)
Real Estate Investment Trusts (REITs)	2,425,989	—	—	—	—	20,064	—	(2,189,561)	256,492	20,064
Warrants
Materials	647	—	—	—	—	(641)	—	—	6	(641)

Total	$20,352,599	$—	$—	$45,977	$—	$(3,866,729)	$174,457	$(2,189,561)	$14,516,743	$(3,866,729)

Liabilities
Total Return Swaps(1)	$(2,745,042)	$—	$—	$—	$—	$(5,826,665)	$—	$—	$(8,571,707)	$(5,826,665)

(1)

During the three months ended March 31, 2020, the Company recognized a net realized loss on the TRS amounting to $270,059. The Company received $258,781 in cash payments from the TRS during the period and paid $44,953, with a decrease of $11,458 in payable from, and decrease of $495,345 in payable to BNP Paribas for the three months ended March 31, 2020.

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the three months ended March 31, 2021, there were no transfers from Level 2 to Level 3. For the three months ended March 31, 2020, there were no transfers from Level 2 to Level 3.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of March 31, 2021 and December 31, 2020:

Investment	Fair value at March 31, 2021	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$6,897,832	Discounted Cash Flow Net Asset Value Multiples Analysis	Discount Rate Long Term Growth Rate N/A Multiple of EBITDA	1.81% - 11.00% 6.90% N/A 2.85x - 7.95x
Common Stock	7,411,969	Discounted Cash Flow Multiples Analysis Transaction Indication of Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Liquidity Discount Enterprise Value ($mm) Transaction Price Per Share Multiple of EBITDA Cash Offer per Share	16.70% 3.00x - 8.00x $0.09 - $0.95 25% $771.00 $16.61 8.00x $2,500
Senior Secured Loans	885,254	Discounted Cash Flow	Discount Rate	11.00%
Asset-Backed Securities	374,715	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Warrants	1,207	Black-Scholes Model	Volatility Assumption	80.5% - 194.5%

Total	$15,570,977

Investment	Fair value at December 31, 2020	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$6,535,245	Discounted Cash Flow Net Asset Value Multiples Analysis	Discount Rate Long Term Growth Rate Net Asset Value Multiple of EBITDA	1.28% - 11.30% 6.90% $0.82 - $2,282.15 3.50x - 7.95x
Common Stock	8,048,657	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Probability Weighted Expected Return	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Liquidity Discount Enterprise Value ($mm) Transaction Price Per Share Multiple of EBITDA Cash Offer per Share Probability Assessment	15.50% 3.50x - 7.00x $0.09 - $0.95 25% $771.00 $2.75 - $16.61 8.00x $2,500 20%
Senior Secured Loans	861,570	Discounted Cash Flow	Discount Rate	11.00%
Asset-Backed Securities	363,767	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Warrants	1	Black-Scholes Model	Volatility Assumption	78.9% - 429.9%

Total	$15,809,240

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

The significant unobservable inputs used in the fair value measurement of the Company’s bank loan securities are: discount rate and spread adjustment. Significant increases (decreases) in either of those inputs in isolation could result in a significantly lower (higher) fair value measurement.The significant unobservable inputs used in the fair value measurement of the Company’s asset-backed securities are: discount rate and broker quote indication of value. Significant increases (decreases) in either of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the three months ended March 31, 2021 and March 31, 2020, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the three months ended March 31, 2021 and March 31, 2020. Selling commissions and fees of $0 and $0 were paid for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the three months ended March 31,
	2021	2020
Net increase (decrease) in net assets from operations	$2,274,057	$(34,801,027)
Weighted average common shares outstanding	10,508,636	10,478,590
Earnings (loss) per common share-basic and diluted	$0.22	$(3.32)

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

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at March 31, 2021:

	Fair value	Percentage
Assets
Healthcare	$40,609,314	63.2%
Real Estate	12,133,057	18.9%
Telecommunication Services	5,459,541	8.5%
Consumer Products	2,070,182	3.2%
Financials	1,492,215	2.3%
Real Estate Investment Trusts (REITs)	1,271,144	2.0%
Energy	745,369	1.2%
Media/Telecommunications	405,008	0.6%
Service	59,182	0.1%
Chemicals	42,500	0.0%

Total Assets	$64,287,512	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2020:

	Fair value	Percentage
Assets
Healthcare	$40,209,053	62.2%
Real Estate	11,111,826	17.2%
Telecommunication Services	5,491,997	8.5%
Consumer Products	2,070,427	3.2%
Manufacturing	1,666,667	2.6%
Financials	1,488,767	2.3%
Real Estate Investment Trusts (REITs)	1,186,113	1.8%
Retail	532,642	0.8%
Energy	422,827	0.6%
Media/Telecommunications	386,613	0.6%
Service	59,183	0.1%
Chemicals	42,500	0.1%

Total Assets	$64,668,615	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of March 31, 2021:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$30,252,049	$32,002,399	49.8%
Senior Secured Loans - Second Lien	3,503,293	3,117,190	4.8%
Asset-Backed Securities	671,187	374,715	0.6%
Corporate Bonds	6,755,990	6,914,868	10.8%
Common Stocks	6,663,154	9,062,798	14.1%
LLC Interests	7,000,000	6,897,832	10.7%
Partnership Units	6,312,618	5,864,422	9.1%
Preferred Stocks	3,051,714	—	0.0%
Warrants	52,988	53,288	0.1%

Total Assets	$64,262,993	$64,287,512	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2020:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans – First Lien	$30,123,122	$31,276,803	48.3%
Senior Secured Loans – Second Lien	4,742,429	4,745,268	7.3%
Asset-Backed Securities	671,187	363,767	0.6%
Corporate Bonds	6,736,607	6,883,952	10.6%
Common Stocks	7,774,595	9,615,455	14.9%
LLC Interests	7,000,000	6,535,245	10.1%
Partnership Units	6,312,618	5,214,223	8.1%
Preferred Stocks	3,051,714	—	0.0%
Warrants	52,988	33,902	0.1%

Total Assets	$66,465,260	$64,668,615	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at March 31, 2021:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$374,715	0.6%
Great Britain(1)	557,200	0.9%
Luxembourg(1)	2,464,791	3.8%
United States	60,890,806	94.7%

Total Assets	$64,287,512	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2020:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$363,767	0.6%
Great Britain(1)	566,400	0.9%
Luxembourg(1)	2,461,549	3.8%
United States	61,276,899	94.7%

Total Assets	$64,668,615	100.0%

(1)	Investment denominated in USD.

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

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred investment advisory fees payable to the Adviser of $303,707 and $426,735, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred $0 and recognized a reduction $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of March 31, 2021.

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

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred administration fees payable to the Adviser of $62,539 and $74,616, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three months ended March 31, 2021 and March 31, 2020, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three months ended March 31, 2021 and March 31, 2020, the Adviser incurred and paid offering costs of $0 and $0, respectively, on our behalf. For the three months ended March 31, 2021 and March 31, 2020, the Company capitalized $0 and $0 of offering costs, respectively. Of this amounts, $0 and $0 were amortized to expense during the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021 and March 31, 2020, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2021, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

Fees Paid to Officers and Directors

Each director receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. Directors are reimbursed for actual out-of-pocket expenses relating to attendance at meetings, however, the Chairman of the Board and the Chairman of the Audit and Qualified Legal Committee each receive an additional payment of $10,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The Directors do not receive any separate compensation in connection with service on Committees or for attending Board or Committee Meetings. They do not have any pension or retirement plan. The “Fund Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employed by the Adviser, its affiliates or Skyview. In light of certain relationships between Mr. Honis and historically affiliated entities of the Adviser, including prior affiliate Highland Capital Management, L.P. (“HCMLP”), arising out of HCMLP’s pending Chapter 11 proceedings, Mr. Honis is treated as an “interested person” of the Company (as defined in the 1940 Act) effective January 28, 2020.

For the three months ended March 31, 2021 and March 31, 2020, the Company recorded an expense relating to director fees of $4,057 and $4,511, respectively, which represents the allocation of the director fees to the Company. As of March 31, 2021, there was no expenses payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2021.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of March 31, 2021 is $907,477. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of March 31, 2021, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
March 31, 2021	$220,126	$156,680	$63,446	$63,446	March 31, 2024

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2018	$1,352,097	$924,677	$427,420	$279,079	December 31, 2021
September 30, 2018	950,045	801,704	148,341	23,992	September 30, 2021
June 30, 2018	613,809	489,460	124,349	44,203	June 30, 2021
March 31, 2018	341,882	261,736	80,146	—	Expired

During the three months ended March 31, 2021, $80,146 of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the three months ended March 31, 2021 and March 31, 2020, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, the net asset value (“NAV”) as of March 31, 2021 would have been lower by approximately this amount. These commitments are shown in the Statements of Operations as net increase from amounts committed by affiliates and are not recoupable.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of March 31, 2021 and December 31, 2020, $63,446 and $101,542 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.

As of March 31, 2021 and December 31, 2020, the Company owed $366,246 and $423,537, respectively, to the Adviser, largely related to advisory fees, and administration fees.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the three months ended March 31, 2021 and March 31, 2020, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer for the first quarter of 2021 from February 24, 2021, until expiration of March 23, 2021 at 4:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 263,285 shares of the Company were tendered for repurchase, constituting approximately 2.5% of the Company’s outstanding shares.

For the three months ended March 31, 2021, the Company repurchased 0 shares as part of its death and disability repurchase program.

Note 7 — Credit Facility and Leverage Facilities

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days notice. On April 15, 2020, the Financing Arrangement was paid down and closed. At March 31, 2021, there were no current outstanding or fair value amounts.

For the three months ended March 31, 2020, the components of total interest expense were as follows:

Three months ended March 31, 2020
Direct interest expense	$170,628
Commitment fees	(204)
Amortization of financing costs	—

Total interest expense	$170,424

Average daily amount outstanding	26,008,690
Weighted average interest rate	2.59%

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

Period ended	Total amount outstanding	% of asset coverage
03/31/2021	$—	—%
12/31/2020	—	—%

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

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company would have treated the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by the Company under the TRS, as a senior security for the life of that instrument. As of March 31, 2021, the company has $0 in receivable from BNP Paribas for the three months ended March 31, 2021.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each security underlying the TRS as a qualifying asset if such security is a loan and the obligor on such loan is an eligible portfolio company, and as a non-qualifying asset if the obligor is not an eligible portfolio company.

As of and for the period ended March 31, 2021, there were no positions held in the TRS.

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

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2021.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2021, the Company had one unfunded debt commitment with an aggregate unfunded commitment of $333,333. For additional details regarding the Company’s unfunded debt investments, see the Company’s Schedule of Investments as of March 31, 2021.

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

The Company may seek to address its short-term liquidity needs by carefully managing the settlements of its portfolio transactions, including transactions in loans, by maintaining short-term liquid assets sufficient to meet reasonably anticipated obligations, and by maintaining a credit facility.

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

Due to manipulation allegations in 2012 and reduced activity in the financial markets that it measures, in July 2017, the Financial Conduct Authority (the “FCA”), the United Kingdom financial regulatory body, announced a desire to phase out the use of LIBOR by the end of 2021. As a result, plans are underway to phase out the use of LIBOR by the end of 2021. Although the period from the FCA announcement until the end of 2021 is generally expected to be enough time for market participants to transition to the use of a different benchmark for new securities and transactions, there remains uncertainty regarding the future utilization of LIBOR and the specific replacement rate or rates. As such, the potential effect of a transition away from LIBOR on the Company or the financial instruments utilized by the Company cannot yet be determined. The transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition may also result in a change in (i) the value of certain instruments held by the Company, (ii) the cost of temporary borrowing for the Company, or (iii) the effectiveness of related Company transactions such as hedges, as applicable. When LIBOR is discontinued, the LIBOR replacement rate may be lower than market expectations, which could have an adverse impact on the value of preferred and debt-securities with floating or fixed-to-floating rate coupons. Any such effects of the transition away from LIBOR, as well as other unforeseen effects, could result in losses to adversely impact the Company. Since the usefulness of LIBOR as a benchmark could deteriorate during the transition period, these effects could occur prior to the end of 2021.

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

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of March 31, 2021:

Affiliated investments	Shares at December 31, 2020	Fair value as of December 31, 2020	Transfers in (at cost)	Purchases	Sales	Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of March 31, 2021	Shares at March 31, 2021	Affiliated Dividend income
NexPoint Residential Trust, Inc.	22,640	$957,898	$—	$7,726	$—	$—	$85,505	$1,051,129	22,806	$7,733

NexPoint Capital REIT, LLC(1)	100	228,215	—	—	—	—	(8,200)	220,015	100	—

NexPoint Real Estate Finance Operating Partnership, LP	315,631	5,214,223	—	—	—	—	650,199	5,864,422	315,631	149,925

SFR WLIF III, LLC	1,651,112	1,493,629	—	—	—	—	29,010	1,522,639	1,651,112	21,571

SFR WLIF II, LLC	3,348,888	2,742,974	—	—	—	—	342,022	3,084,996	3,348,888	66,415

Total affiliated investments	5,338,371	$10,636,939	$—	$7,726	$—	$—	$1,098,536	$11,743,201	5,338,537	$245,644

(1)

The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the three months ended March 31, 2021 and March 31, 2020 is as follows:

	For the Three Months Ended March 31, 2021 (Unaudited)	For the Three Months Ended March 31, 2020 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$6.13	$8.53
Income from investment operations:
Net investment income(1)	0.05	0.09
Net realized and unrealized gain (loss)	0.16	(3.39)

Total from investment operations	0.21	(3.30)

Less distribution declared to common shareholders:
From net investment income	(0.09)	(0.18)

Total distributions declared to common shareholders	(0.09)	(0.18)

Capital share transactions
Issuance of common stock(2)	—	—
Shares tendered(1)	—	0.00 (3)

Net asset value, end of period	$6.25	$5.05
Net asset value total return(4)(5)	3.43%	(39.24)%

Ratio and supplemental data:
Net assets, end of period (in 000’s)	$64,224	$53,043
Shares outstanding, end of period	10,268,218	10,498,325
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(6)	3.89%	4.98%
Fees and expenses waived or reimbursed(6)	(0.39)%	(0.98)%
Net operating expenses(6)	3.50%	4.00%
Net investment income (loss) before fees waived or reimbursed(6)	2.98%	4.09%
Net investment income (loss) after fees waived or reimbursed(6)	3.38%	5.06%
Ratio of interest and credit facility expenses to average net assets(6)	—%	0.90%
Portfolio turnover rate(5)	—%	24%
Asset coverage ratio	—%	347%
Weighted average commission rate paid(7)	$—	$0.0337

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of March 31, 2021 the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $15.9 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of March 31, 2021, are $907,477. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2021 quarterly fee waivers and expense reimbursements due from the Adviser as of March 31, 2021, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
March 31, 2021	$220,126	$156,680	$63,446	$63,446	March, 31, 2024

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

The following table reflects the 2018 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2020, September 30, 2018, June 30, 2018 and March 31, 2018, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2018	$1,352,097	$924,677	$427,420	$279,079	December 31, 2021
September 30, 2018	950,045	801,704	148,341	23,992	September 30, 2021
June 30, 2018	613,809	489,460	124,349	44,203	June 30, 2021
March 31, 2018	341,882	261,736	80,146	80,146	Expired

During the three months ended March 31, 2021, $80,146, of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three months ended March 31, 2021 and March 31, 2020:

During the three months ended March 31, 2021, we made long investments in portfolio companies and other investments totaling $7,726. During the same period, we generated proceeds from sales and principal repayments on long investments of $2,397,713. As of March 31, 2021, our investment portfolio, with a total fair value of $64.3 million, consisted of 42 interests in portfolio companies (calculated as a percentage of total invested assets: 49.8% in first lien senior secured loans, 4.8% in second lien senior secured loans, 10.8% in corporate bonds, 0.6% in asset-backed securities, 0.1% in warrants, 14.1% in common stock, 0.0% in preferred stock, 10.7% in LLC interests, and 9.1% in partnership units). As of March 31, 2021, there were no investments under the TRS with BNP Paribas in our portfolio. On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 89.82% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 5.42% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity. As of March 31, 2021, there were no positions held in the TRS.

During the three months ended March 31, 2020, we made long investments in portfolio companies and other investments totaling $19,454,662. During the same period, we generated proceeds from sales and principal repayments on long investments of $52,488,741. As of March 31, 2020, our investment portfolio, with a total fair value of $38.0 million, consisted of 42 interests in portfolio companies (calculated as a percentage of total invested assets: 25.9% in first lien senior secured loans, 0.2% in second lien senior secured loans, 4.5% in unsecured loans, 0.0% in escrow loans, 18.7% in corporate bonds, 1.0% in asset-backed securities, 0.0% in closed-end mutual funds, 0.2% in warrants, 25.5% in common stock, 2.3% in preferred stock, 0.0% in mortgage-backed-

securities, 21.6% in LLC interests, and 0.2% in rights). As of March 31, 2020, including investments underlying the TRS with BNP Paribas on a look-through basis, the investments in our portfolio carry a weighted average price of 98.36% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 6.24% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three months ended March 31, 2021 and March 31, 2020:

Net Investment Activity	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Purchases	$7,726	$19,454,662
Payment-in-kind	23,684	174,457
Sales and Principal Repayments	(2,397,713)	(52,488,741)

Net Portfolio Activity	$(4,283,954)	$(32,859,622)

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$—	0.0%	$5,237,627	26.9%
Senior Secured Loans—Second Lien	—	0.0%	—	0.0%
Corporate Bonds	—	0.0%	4,842,635	24.9%
Preferred Stocks	—	0.0%	—	0.0%
LLC Interests	—	0.0%	6,312,618	32.4%
Warrants	—	0.0%	—	0.0%
Equities	7,726	100.0%	3,061,782	15.8%
Closed-End Mutual Funds	—	0.0%	—	0.0%

Total Investment Activity	$7,726	100.0%	$19,454,662	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2021 and December 31, 2020:

March 31, 2021
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$30,252,049	32,002,399	49.8%
Senior Secured Loans — Second Lien	3,503,293	3,117,190	4.8%
Asset-Backed Securities	671,187	374,715	0.6%
LLC Interests	7,000,000	6,897,832	10.7%
Corporate Bonds	6,755,990	6,914,868	10.8%
Common Stocks	6,663,154	9,062,798	14.1%
Preferred Stocks	3,051,714	—	0.0%
Warrants	52,988	53,288	0.1%
Partnership Units	6,312,618	5,864,422	9.1%

Total Invested Assets	$64,262,993	$64,287,512	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2020

Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$30,123,122	$31,276,803	48.4%

Senior Secured Loans — Second Lien	4,742,429	4,745,268	7.3%

Asset-Backed Securities	671,187	363,767	0.6%
LLC Interests	7,000,000	6,535,245	10.1%
Corporate Bonds	6,736,607	6,883,952	10.6%
Common Stocks	7,774,595	9,615,455	14.9%
Preferred Stock	3,051,714	—	0.0%
Warrants	52,988	33,902	0.1%
Partnership Units	6,312,618	5,214,223	8.1%

Total Invested Assets	$66,465,260	$64,668,615	100%

(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following tables summarize the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of March 31, 2021 and December 31, 2020 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 7 of the financial statements included herein. There were no positions in the TRS as of March 31, 2021 or December 31, 2020.

March 31, 2021
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$30,252,049	32,002,399	49.8%
Senior Secured Loans — Second Lien	3,503,293	3,117,190	4.8%
Asset-Backed Securities	671,187	374,715	0.6%
LLC Interests	7,000,000	6,897,832	10.7%
Corporate Bonds	6,755,990	6,914,868	10.8%
Common Stocks	6,663,154	9,062,798	14.1%
Preferred Stock	3,051,714	—	0.0%
Warrants	52,988	53,288	0.1%
Partnership Units	6,312,618	5,864,422	9.1%

Total Invested Assets	$64,262,993	$64,287,512	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2020
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$30,123,122	$31,276,803	48.4%
Senior Secured Loans — Second Lien	4,742,429	4,745,268	7.3%
Asset-Backed Securities	671,187	363,767	0.6%
LLC Interests	7,000,000	6,535,245	10.1%
Corporate Bonds	6,736,607	6,883,952	10.6%
Common Stocks	7,774,595	9,615,455	14.9%
Preferred Stock	3,051,714	—	0.0%
Warrants	52,988	33,902	0.1%
Partnership Units	6,312,618	5,214,223	8.1%

Total Invested Assets	$66,465,260	$64,668,615	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Number of Investments	42	45
% Variable Rate (based on fair value)	81%	82%

% Non-Income Producing Equity or Other Investments (based on fair value)	18%	18%

Weighted Average Cost Price of Investments (as a % of par or stated value)	89.82%	88.76%
Weighted Average Credit Rating of Investments that were Rated	Caa1	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.2%	0.2%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$5,459,541	8.5%	$5,491,997	8.5%
Broadly Syndicated – Public	405,008	0.6%	386,613	0.6%
Middle-Market	58,048,248	76.2%	58,426,238	90.3%
Opportunistic/Other	374,715	4.8%	363,767	0.6%

Total Invested Assets	$64,287,512	100.0%	$64,668,615	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	$42,500	0.1%
Consumer Products	2,070,182	3.2%	2,070,427	3.2%
Energy	745,369	1.2%	422,827	0.7%
Financials	1,492,215	2.3%	1,488,767	2.3%
Healthcare	40,609,314	63.2%	40,209,053	62.2%
Media/Telecommunications	405,008	0.6%	386,613	0.6%
Real Estate Investment Trusts (REITs)	1,271,144	2.0%	1,186,113	1.8%
Real Estate	12,133,057	18.9%	11,111,826	17.2%
Retail	—	0.0%	532,642	0.8%
Service	59,182	0.1%	59,183	0.1%
Telecommunication Services	5,459,541	8.5%	5,491,997	8.5%
Manufacturing	—	0.0%	1,666,667	2.6%

Total Invested Assets	$64,287,512	100.0%	$64,668,615	100.0%

As of March 31, 2021, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Strategic Opportunities Fund (formally, NexPoint Credit Strategies Fund), NexPoint Capital REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities. See Note 10 to the financial statements included herein for additional information regarding the investment in NexPoint Strategic Opportunities Fund.

Summary Description of Portfolio Companies/Investments

As of March 31, 2021 and December 31, 2020, 63.2% and 62.2% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Envision Healthcare Corp.: As of March 31, 2021, and December 31, 2020, we held first lien senior secured loans of Envision Healthcare Corp. with an aggregate fair value of $5.1 million and $4.9 million, respectively. Envision Healthcare Corporation is a nationwide provider of healthcare clinical solutions, including physician-led services, ambulatory services, and post-acute services, in addition to being one of the largest owner and operator of ambulatory surgery centers. As of March 31, 2021, the company delivered physician services to more than 2,000 clinical departments in healthcare facilities in 44 states through a 24,000 physician and other healthcare professional employee team. In addition, the company operated 257 ambulatory surgery centers in 34 states with approximately 2,000 physician partners and 1,000 other affiliated physicians.

BW NHHC Holdco, Inc.: As of March 31, 2021, and December 31, 2020, we held first lien senior secured loans of BW NHHC Holdco, Inc. with an aggregate fair value of $4.2 million and $4.0 million, respectively. The company is one of the nation’s largest providers of home-based care, with a footprint in the Northeast, Midwest and South. They are a transformational company, which provides quality comprehensive care continuum of personal care, skilled home health, hospice care and behavioral health. The company is comprised of 35,000 caregivers serving over 60,000 patients and their families daily, in 225 locations across 16 states.

RXB Holdings, Inc.: As of March 31, 2021, and December 31, 2020, we held first lien senior secured loans of RXB Holdings, Inc. with an aggregate fair value of $1.6 million and $4.0 million, respectively. RXB Holdings, Inc is a pharmacy benefits optimization platform that serves primarily the small and mid-sized employer market and provides a more curated and competitive pharmacy benefits marketplace for its employer customer base.

Surgery Center Holdings, Inc.: As of March 31, 2021, and December 31, 2020, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $3.7 million and $3.7 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. As of March 31, 2021, the company owned or operated a portfolio of 127 surgical facilities, comprised of 110 ambulatory surgery centers and 17 surgical hospitals in 30 states.

RadNet, Inc.: As of March 31, 2021, and December 31, 2020, we held first lien senior secured loans of RadNet, Inc. with an aggregate fair value of $3.4 million and $3.5 million, respectively. As of March 31, 2021, the company owns and/or manages more than 334 centers that offer a variety of diagnostic imaging services, including magnetic resonance imaging (MRI), computed tomography (CT), PET scanning, X-ray, ultrasound, and mammography. Its facilities are typically organized in regional clusters around urban hubs. RadNet contracts with groups of radiologists and other third parties to provide the actual medical services while it runs the administration of the facilities and takes a cut of the revenues plus a management fee. It also develops and sells radiology software and provides teleradiology interpretation services.

Results of Operations for the three months ended March 31, 2021 and March 31, 2020

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

Expenses

For the three months ended March 31, 2021, we had total net operating expenses of $562,925 or $0.05 per share. Our net operating expenses were $754,184 or $0.07 per share for the three months ended March 31, 2020. Base management fees attributed to the Adviser were $303,707 for the three months ended March 31, 2021. Our operating expenses include base management fees attributed to the Adviser of $426,735 for the three months ended March 31, 2020. Our expenses include administrative services expenses attributed to the Adviser of $62,539 for the three months ended March 31, 2021. Administrative services expenses attributed to the Adviser were $74,616 for the three months ended March 31, 2020.

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

Our other expenses subject to the Expense Limitation Agreement for three months ended March 31, 2021 and March 31, 2020 were $260,126 and $257,226, respectively, and consisted of the following:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Audit and tax fees	$54,641	$69,428
Legal fees	12,756	13,108
Custodian and accounting service fees	75,821	73,256
Reports to stockholders	2,024	15,384
Stock transfer fee	49,333	72,819
Directors’ fees	4,057	4,511
Other expenses	61,494	8,720

Total	$260,126	$257,226

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $544,553 or $0.05 per share, and $954,750 or $0.09 per share, for the three months ended March 31, 2021 and March 31, 2020, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $2,397,713 and $52,488,741 during the three months ended March 31, 2021 and March 31, 2020, respectively, from which we realized a net gains/(losses) of ($91,660) and $(15,947,376), respectively. Additionally, during the three months ended March 31, 2020, we realized gains/(losses) on total return swaps of $(270,059).

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2021 and March 31, 2020, the net change in unrealized appreciation (depreciation) on investments totaled $1,821,164 or $0.17 per share, and ($13,711,677) or ($1.31) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2021, was primarily driven by the performance of BW NHHC Holdco, Inc. Senior Secure Loan. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2020 was primarily driven by the performance of NexPoint Real Estate Finance, LLC.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three months ended March 31, 2021 and 2020. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of March 31, 2021 would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2021 and March 31, 2020, the net increase/(decrease) in net assets resulting from operations was $2,274,057 or $0.22 per share, and ($34,801,027) or ($3.32) per share, respectively.

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Income	$1,107,478	$1,708,934
Net expenses	(562,925)	(754,184)
Net realized gain/(loss)	(91,660)	(16,217,435)
Net unrealized appreciation (depreciation)	1,821,164	(19,538,342)
Net increase from amounts committed by affiliates	—	—

Total	$2,274,057	$(34,801,027)

Financial Condition, Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $1,026,042 and $729,467, respectively. As of March 31, 2021 and December 31, 2020, $777,267 and $525,975 was held in the State Street U.S. Government Money Market Fund, and $248,775 and $203,492 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of March 31, 2021 the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $15.9 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the three months ended March 31, 2021 and March 31, 2020, respectively, and were offset against capital in excess of par value on the financial statements.

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

As of March 31, 2021 and December 31, 2020, $0 and $0, respectively, were outstanding under the Financing Arrangement, which was paid down and closed on April 15, 2020.

For the three months ended March 31, 2021 and March 31, 2020, the components of total interest expense were as follows:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Direct interest expense	$—	$170,628
Commitment fees	—	(208)
Amortization of financing costs	—	—

Total	$—	$170,424

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

On June 10, 2020, the TRS expired. As of March 31, 2020, the TRS had a notional amount of $49,494,677 and a market value of $40,643,088. As of March 31, 2020, cash collateral of $28,920,000 was posted against the TRS. See Note 7 to the financial statements included herein for additional information on the TRS.

While we are authorized to issue preferred stock, we do not currently anticipate issuing any.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2021 and December 31, 2020, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2021 and March 31, 2020, the Company incurred $0 and $95,788 of incentive fees on capital gains, respectively. For the three months ended March 31, 2021 and March 31, 2020, the Company incurred $0 and $692,793 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of March 31, 2021.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three months ended March 31, 2021 and March 31, 2020, the Company did not distribute in excess of net investment income.

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

For the three months ended March 31, 2021, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend (1)	Dividends Reinvested
3/31/2021	$0.090	$924,140	$331,405
1/2/2021(2)	—	—	345,331

Total	$0.090	$924,140	$676,736

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.

For the year ended December 31, 2020, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend (1)	Dividends Reinvested(2)(3)
12/31/2020(3)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020(2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
[3]	The December 2020 Dividend was reinvested in January 2021.

For the year ended December 31, 2019, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend(1)	Dividends Reinvested(2)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	627,743	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019	—	—	456,444

Total	$0.720	$7,514,283	$4,823,663

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2019 Dividend will be reinvested in January 2020.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•	In aggregate as of March 31, 2021, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $15.9 million.

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

As of March 31, 2021, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$302,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	72,715
American Banknote Corp.	Common Stocks	1,117,500
IQHQ, Inc.	Common Stocks	1,661,000
SteadyMed Ltd.	Common Stocks	—
Terrestar Corp.	Common Stocks	4,574,287
Western States Life Insurance	Common Stocks	59,182
NexPoint Capital REIT, LLC	LLC Interests	220,015
SFR WLIF III, LLC	LLC Interests	1,522,639
SFR WLIF II, LLC	LLC Interests	3,084,996
US GAMING LLC	LLC Interests	2,070,182
Terrestar Corp.	Senior Secured Loans	671,409
Terrestar Corp.	Senior Secured Loans	28,398
Terrestar Corp.	Senior Secured Loans	26,495
Terrestar Corp.	Senior Secured Loans	158,952
Gemphire Therapeutics, Inc.	Warrant	1,207
SCYNEXIS, Inc.	Warrant	—

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2021 and March 31, 2020, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to March 31, 2021, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. For the three months ended March 31, 2021, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three months ended March 31, 2020, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three months ended March 31, 2021, the Company capitalized $0 and $0 of offering costs, respectively. For the three months ended March 31, 2020, the Company capitalized $0 and $0 of offering costs, respectively. Of the capitalized offering costs, $0 and $0 were amortized to expense during the three months ended March 31, 2021, respectively. Of the capitalized offering costs, $0 and $0 were amortized to expense during the three months ended March 31, 2020. As of March 31, 2021 and March 31, 2020, $0 and $0 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2021, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of March 31, 2021, 81% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

Pursuant to the terms of the TRS which expired on June 10, 2020, we paid fees to BNP Paribas a rate equal to one-month LIBOR plus 2.00% per annum on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional market value amount of $60,000,000. Pursuant to the terms of the Financing Arrangement, which was paid down and closed on April 15, 2020, we paid fees to the BNPP entities at floating rate based on the asset type, but generally one-month LIBOR plus 1.30% per annum on the amount borrowed.

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

Assuming that the Statement of Assets and Liabilities as of March 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	—	—	—

Up 50 basis points	175,143	—	175,143
Up 100 basis points	350,286	—	350,286
Up 200 basis points	700,573	—	700,573
Up 300 basis points	1,050,859	—	1,050,859

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

NEXPOINT CAPITAL, INC.

Date: May 14, 2021	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: May 14, 2021	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer