Form 10-Q
period 2021-06-30
NexPoint Capital, Inc.
filed 2021-08-16
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2021, the Registrant had 10,106,783 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Unaffiliated investments, at fair value (cost of $47,728,671 and $54,444,617, respectively)	$49,254,619	$54,031,676
Affiliated investments, at fair value (cost of $12,036,152 and $12,020,643, respectively)(1)	13,076,822	10,636,939
Cash and cash equivalents	4,305,672	729,467
Receivable for investments sold	21,391	—
Dividends and interest receivable	300,219	285,212
Receivable from Adviser(2)	68,919	101,542
Prepaid expenses	5,499	—

Total assets	67,033,141	65,784,836

Liabilities
Payable for fund shares repurchased	660	—
Payable to Adviser(2)	364,196	423,537
Accrued expenses and other liabilities	161,315	228,062
Distributions payable	909,620	942,765

Total liabilities	1,435,791	1,594,364

Commitments and contingencies(3)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,106,783 and 10,475,168 shares issued and outstanding, respectively)	10,107	10,475
Paid-in capital in excess of par	90,002,309	92,354,786
Distributable earnings (accumulated loss)	(24,415,066)	(28,174,789)

Total net assets	$65,597,350	$64,190,472

Net asset value per share of common stock	$6.49	$6.13

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income:
Interest	$767,493	$562,761	$1,604,389	$1,561,185
Interest paid-in-kind	24,965	180,558	48,649	355,015
Dividend income from unaffiliated investments	12,400	107,688	13,654	419,364
Dividend income from affiliated investments (1)	242,917	148,087	488,561	369,488
Other fee income	—	105,578	—	108,554

Total investment income	1,047,775	1,104,672	2,155,253	2,813,606

Expenses:
Investment advisory fees (3)	304,995	201,229	608,702	627,964
Custodian and accounting service fees	76,425	79,879	152,246	153,135
Administration fees (3)	59,201	50,978	121,740	125,594
Stock transfer fee	52,153	43,403	101,486	116,222
Audit and tax fees	41,699	24,855	96,340	94,283
Other expenses	9,261	(955)	70,754	17,395
Legal fees	18,884	12,208	31,640	25,316
Reports to stockholders	15,212	13,960	17,236	29,344
Directors’ fees (3)	4,708	5,378	8,765	9,889
Interest expense and commitment fees (2)	—	6,283	—	176,707

Total expenses	582,538	437,218	1,208,909	1,375,849
Expenses (waived) or recouped by the Adviser (3)	(68,919)	30,539	(132,365)	(153,908)

Net expenses	513,619	467,757	1,076,544	1,221,941

Net investment income	534,156	636,915	1,078,709	1,591,665

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	243,170	(2,014,161)	151,510	(16,482,745)
Affiliated investments (1)	—	26,455	—	(1,452,337)
Total return swaps (4)	—	(6,659,937)	—	(6,929,996)
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	1,216,261	5,565,212	1,938,889	(4,688,033)
Affiliated investments (1)	1,325,838	2,458,131	2,424,374	(1,000,301)
Total return swaps (4)	—	8,571,707	—	2,745,042

Net realized and unrealized gains (losses)	2,785,269	7,947,407	4,514,773	(27,808,370)

Net increase (decrease) in net assets resulting from operations	$3,319,425	$8,584,322	$5,593,482	$(26,216,705)

Per share information - basic and diluted per common share
Net investment income:	$0.05	$0.06	$0.10	$0.15
Earnings (loss) per share:	$0.32	$0.81	$0.54	$(2.49)
Weighted average shares outstanding:	10,301,897	10,555,009	10,404,696	10,516,799

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of credit facility.
(3)	See Note 4 for a discussion of related party transactions and arrangements.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at March 31, 2020	10,498,325	$10,498	$94,209,558	$(41,177,538)	$53,042,518
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	636,915	636,915
Net realized gain (loss) on investments and securities sold short	—	—	—	(1,987,706)	(1,987,706)
Net realized gain (loss) on total return swaps(1)	—	—	—	(6,659,937)	(6,659,937)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	8,023,343	8,023,343
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	8,571,707	8,571,707
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(45,916)	(46)	(269,484)	—	(269,530)
Reinvestment of common stock	93,284	94	478,176	—	478,270
Distributions to stockholders	—	—	—	(632,768)	(632,768)

Total increase (decrease) for the three months ended June 30, 2020	47,368	48	208,692	7,951,554	8,160,294

Balance at June 30, 2020	10,545,693	$10,546	$94,418,250	$(33,225,984)	$61,202,812

Distributions to stockholders per share	—	$—	$—	$0.06	$0.06

Balance at December 31, 2019	10,425,431	$10,425	$93,412,260	$(4,487,132)	$88,935,553
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,591,665	1,591,665
Net realized gain (loss) on investments and securities sold short	—	—	—	(17,935,082)	(17,935,082)
Net realized gain (loss) on total return swaps(1)	—	—	—	(6,929,996)	(6,929,996)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	(5,688,334)	(5,688,334)
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	2,745,042	2,745,042
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(95,334)	(95)	(510,593)	—	(510,688)
Reinvestment of common stock	215,596	216	1,516,583	—	1,516,799
Distributions to stockholders	—	—	—	(2,522,147)	(2,522,147)

Total increase (decrease) for the six months ended June 30, 2020	120,262	121	1,005,990	(28,738,852)	(27,732,741)

Balance at June 30, 2020	10,545,693	$10,546	$94,418,250	$(33,225,984)	$61,202,812

Distributions to stockholders per share	—	$—	$—	$0.24	$0.24

(1)	See Note 7 for a discussion on Total Return Swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at March 31, 2021	10,268,218	$10,268	$91,038,998	$(26,824,872)	$64,224,394
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	534,156	534,156
Net realized gain (loss) on investments	—	—	—	243,170	243,170
Net change in unrealized appreciation (depreciation) on investments	—	—	—	2,542,099	2,542,099
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(214,460)	(215)	(1,368,041)	—	(1,368,256)
Reinvestment of common stock	53,025	53	331,353	—	331,406
Distributions to stockholders	—	—	—	(909,619)	(909,619)

Total increase (decrease) for the three months ended June 30, 2021	(161,435)	(162)	(1,036,688)	2,409,806	1,372,956

Balance at June 30, 2021	10,106,783	$10,107	$90,002,309	$(24,415,066)	$65,597,350

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

Balance at December 31, 2020	10,475,168	$10,475	$92,354,786	$(28,174,789)	$64,190,472
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,078,709	1,078,709
Net realized gain (loss) on investments	—	—	—	151,510	151,510
Net change in unrealized appreciation (depreciation) on investments	—	—	—	4,363,263	4,363,263
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(477,745)	(478)	(3,029,104)	—	(3,029,582)
Reinvestment of common stock	109,360	109	676,628	—	676,737
Distributions to stockholders	—	—	—	(1,833,759)	(1,833,759)

Total increase (decrease) for the six months ended June 30, 2021	(368,385)	(369)	(2,352,476)	3,759,723	1,406,878

Balance at June 30, 2021	10,106,783	$10,107	$90,002,309	$(24,415,066)	$65,597,350

Distributions to stockholders per share	—	$—	$—	$0.18	$0.18

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$5,593,482	$(26,216,705)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(402,261)	(42,245,592)
Payment-in-kind investments	(48,802)	(355,015)
Proceeds from sales and principal repayments of investment securities	7,799,355	60,723,644
Net realized (gain) loss on investments	(151,510)	17,935,082
Net change in unrealized (appreciation) depreciation on investments	(4,363,263)	5,688,334
Net change in unrealized (appreciation) depreciation on total return swaps	—	(2,745,042)
Amortization of premium/discount, net	(496,345)	(330,878)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(21,391)	(8,852)
(Increase) decrease in dividends and interest receivable	(15,007)	625,953
(Increase) decrease in receivable from Adviser	32,623	50,130
(Increase) decrease in prepaid expenses	(5,499)	4,939
(Increase) decrease in due from counterparty	—	21,400,000
(Increase) decrease in receivable due on total return swap	—	(224,800)
Increase (decrease) in payable for investments purchased	—	(2,533,314)
Increase (decrease) in payable to Adviser	(59,341)	(287,708)
Increase (decrease) in interest expense and commitment fees payable	—	(80,207)
Increase (decrease) in accrued expenses and other liabilities	(66,747)	(223,999)
Increase (decrease) in payable on total return swap	—	(11,458)

Net cash flows provided by (used in) operating activities	7,795,294	31,164,512

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(3,028,922)	(1,613,093)
Distributions paid in cash	(1,190,167)	(1,630,874)
(Decrease) in credit facilities payable	—	(40,971,068)
Increase in credit facilities payable	—	7,256,204

Net cash flows (used in) financing activities	(4,219,089)	(36,958,831)

Net increase (decrease) in cash and cash equivalents	3,576,205	(5,794,319)

Cash and cash equivalents
Beginning of the period	729,467	7,764,892

End of the period	$4,305,672	$1,970,573

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$48,802	$355,015
Cash paid during the period for interest	$—	$256,914
Reinvestment of distributions paid	$676,737	$1,516,799
Local and excise taxes paid	$34,999	$47,000

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of June 30, 2021

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value

Senior Secured Loans – 46.3%(4)
Energy – 1.5%
Fieldwood Energy, LLC (First Lien Term Loan)(5)			4/11/2022	$1,800,549	$1,799,295	$972,296
Fieldwood Energy, LLC (Second Lien Term Loan)(5)			4/11/2023	567,797	559,367	56,780

						1,029,076

Healthcare – 43.4%
Air Methods Corp. (First Lien Term Loan) (6)	L + 350	1.00%	4/22/2024	1,952,324	1,585,750	1,928,251
Auris Luxembourg III S.a.r.l. (First Lien Term Loan) (7) (8)	L + 375	0.00%	2/27/2026	2,528,025	2,518,736	2,504,894
BW NHHC Holdco, Inc. (First Lien Term Loan) (6)	L + 500	0.00%	5/15/2025	4,490,741	3,156,869	4,144,707
CNT Holdings I Corp (Second Lien Term Loan) (9)	L + 675	0.75%	10/16/2028	1,500,000	1,492,941	1,526,250
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)	4% Fixed		7/1/2026	333,333	334,026	331,250
Covenant Surgical Partners, Inc. (First Lien Term Loan) (7)	L + 400	0.00%	7/1/2026	1,637,718	1,641,182	1,627,482
Envision Healthcare Corp. (First Lien Term Loan) (7)	L + 375	0.00%	10/10/2025	5,857,368	4,493,032	5,033,675
Global Medical Response, Inc. (First Lien Term Loan) (9)	L + 425	1.00%	3/14/2025	3,383,272	3,112,513	3,396,552
Patterson Medical Holdings, Inc. (First Lien Term Loan) (6)	L + 375	3.25%	8/29/2022	2,408,666	2,225,044	2,404,403
RxBenefits, Inc. (First Lien Term Loan)(6)	L + 525	0.75%	12/17/2027	3,980,000	3,905,088	3,992,437
Sound Inpatient Physicians (Second Lien Term Loan) (7)	L + 675	0.00%	6/26/2026	1,555,556	1,456,280	1,561,389

						28,451,290

Telecommunication Services – 1.4%
TerreStar Corp. (First Lien Term Loan E)(10) (11)	11% PIK		2/27/2022	690,460	690,460	690,460
TerreStar Corp. (First Lien Term Loan G)(10) (11)	11% PIK		2/28/2022	29,204	29,204	29,204
TerreStar Corp. (First Lien Term Loan H)(10) (11)	11% PIK		2/28/2022	27,247	27,247	27,247
TerreStar Corp. (First Lien Term Loan F)(10) (11)	11% PIK		2/28/2022	163,462	163,462	163,462

						910,373

Total Senior Secured Loans						30,390,739

Asset-Backed Securities – 0.7%
Financials – 0.7%
Grayson Investor Corp. (8) (10) (11) (12) (13) (14)			11/1/2021	800	456,000	376,400
PAMCO CLO 1997-1A B (8) (10) (11) (12) (14) (15)				374,239	215,188	67,326

						443,726

Total Asset-Backed Securities						443,726

Corporate Bonds – 10.5%
Healthcare – 10.0%
Hadrian Merger Sub, Inc. (12)	8.500%		5/1/2026	2,728,000	2,370,214	2,852,574
Surgery Center Holdings (8) (12)	6.750%		7/1/2025	3,630,000	3,507,512	3,711,784

						6,564,358

Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (8)	8.375%		5/1/2027	214,073	584,792	229,595
iHeartCommunications, Inc. (8)	6.375%		5/1/2026	115,507	313,455	123,102

						352,697

Total Corporate Bonds						6,917,055

				Shares

Common Stocks – 14.5%
Chemicals – 0.1%
MPM Holdings, Inc. (16)				8,500	17,000	42,500

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2021

(Unaudited)

Financials – 1.8%
American Banknote Corp. (10) (11) (16)			750,000	$2,062,500	$1,207,500

Healthcare – 0.7%
Amryt Pharma, PLC (8) (16) (17)			40,000	500,000	485,200

Real Estate – 2.5%
IQHQ, Inc. (10) (11)			100,000	1,500,000	1,661,000

Real Estate Investment Trust (REIT) – 1.9%
NexPoint Residential Trust, Inc. (8) (18)			22,944	723,534	1,261,461

Service – 0.1%
Western States Life Insurance (10) (11) (16)			237	253,404	59,183

Telecommunication Services – 7.4%
TerreStar Corp. (10) (11) (16)			14,035	1,599,990	4,816,952

Total Common Stocks					9,533,796

LLC Interests – 12.7%
Consumer Products – 4.7%
US GAMING LLC (10) (11) (16)			2,000	2,000,000	3,099,704

Real Estate – 7.7%
SFR WLIF II, LLC (10) (11) (18)			3,348,888	3,348,888	3,468,551
SFR WLIF III, LLC (10) (11) (18)			1,651,112	1,651,112	1,543,165

					5,011,716

Real Estate Investment Trust (REIT) – 0.3%
NexPoint Capital REIT, LLC (10) (11) (18) (19)			100	—	210,115

Total LLC Interests					8,321,535

Partnership Units – 10.1%
Real Estate – 10.1%
NexPoint Real Estate Finance Operating Partnership, LP (18)			315,631	6,312,618	6,593,530

Total Partnership Units					6,593,530

	Preferred Dividend Rate

Preferred Stocks – 0.0%
Real Estate Investment Trust (REIT) – 0.0%
RAIT Financial Trust (20)	8.875%		148,057	3,051,714	—

Total Preferred Stocks

Warrants – 0.2%
Energy – 0.1%
Fieldwood Energy, LLC (10) (11)			962	53,420	53,420

Healthcare – 0.0%
Gemphire Therapeutics, Inc. (10) (11) (16)		3/15/2022	4,752	—	1

Media/Telecommunications – 0.1%
iHeartMedia, Inc. (8) (16)		5/1/2039	2,875	52,987	77,639

Total Warrants					131,060

Total Investments- 95.0%				$59,764,824	$62,331,441

Cash Equivalents –6.4%(21)					$4,215,414
Other Assets & Liabilities, net- (1.4%)					$(949,505)

Net Assets- 100.0%					$65,597,350

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

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2021

(Unaudited)

(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at June 30, 2021. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)	The investment is on non-accrual status as of June 30, 2021.
(6)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2021 was 0.15%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(7)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2021 was 0.10%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(8)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company (“BDC”), such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 13.2% of the Company’s total assets as of June 30, 2021.

(9)

The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at June 30, 2021 was 0.16%. The LIBOR rate used to calculate interest is the higher of the prevailing 6 month LIBOR rate in effect on the date of the semiannual reset, or the LIBOR base rate floor shown.

(10)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(11)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $17,473,690 or 26.6% of net assets were fair valued under the Company’s valuation procedures as of June 30, 2021.

(12)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of June 30, 2021, these securities amounted to $7,008,084, or 10.7% of net assets.

(13)	The investment is considered to be the equity tranche of the issuer.
(14)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(15)	The issuer is in default of its payment obligation, or is in danger of default.
(16)	Non-income producing security.
(17)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2021, the aggregate fair value of these securities is $485,200 or 0.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Amryt Pharma, PLC – Common Stock	12/7/20

(18)	Represents an affiliated issuer. Assets with a total aggregate value of $13,076,822, or 19.9% of net assets, were affiliated with the Company as of June 30, 2021 see Note 10.
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

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2020

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value

Senior Secured Loans – 56.1%(4)
Energy – 0.7%
Fieldwood Energy, LLC (First Lien Term Loan)(5)			4/11/2022	$1,800,549	$1,797,905	$422,004
Fieldwood Energy, LLC (Second Lien Term Loan)(5)			4/11/2023	567,797	555,600	823

						422,827

Healthcare – 51.5%
Air Methods Corp. (First Lien Term Loan)(6)	L + 350	1.00%	4/22/2024	1,962,492	1,541,038	1,900,674
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(7) (8)	L + 375	0.00%	2/27/2026	2,540,954	2,530,710	2,461,549
BioClinica Holding I, LP (First Lien Term Loan)(7)	L + 425	1.00%	10/20/2023	1,932,103	1,743,186	1,930,905
BW NHHC Holdco, Inc. (First Lien Term Loan)(6)	L + 500	0.00%	5/15/2025	4,513,889	3,048,509	3,988,698
CNT Holdings I Corp. (Second Lien Term Loan)(6)	L + 675	0.75%	10/16/2028	1,500,000	1,492,584	1,530,000
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)(9)	4% Fixed		7/1/2026	333,333	761	(5,833)
Covenant Surgical Partners, Inc. (First Lien Term Loan)(7)	L + 400	0.00%	7/1/2026	1,645,937	1,649,733	1,617,133
Envision Healthcare Corp. (First Lien Term Loan)(7)	L + 375	0.00%	10/10/2025	5,887,406	4,395,759	4,937,355
Global Medical Response, Inc. (First Lien Term Loan)(6)	L + 425	1.00%	3/14/2025	3,400,802	3,097,724	3,375,296
Patterson Medical Holdings, Inc. (First Lien Term Loan)(6)	L + 475	1.00%	8/29/2022	2,421,410	2,165,282	2,345,741
RadNet, Inc. (First Lien Term Loan)(6) (8)	L + 375	1.00%	6/30/2023	3,462,143	3,370,868	3,461,711
RxBenefits, Inc. (First Lien Term Loan)(6)	L + 525	0.75%	12/17/2027	4,000,000	3,920,077	3,980,000
Sound Inpatient Physicians (Second Lien Term Loan)(7)	L + 675	1.00%	6/26/2026	1,555,556	1,448,342	1,547,778

						33,071,007

Manufacturing – 2.6%
Truck Hero, Inc. (Second Lien Term Loan)(7)	L + 825	1.00%	4/17/2025	1,666,667	1,245,903	1,666,667

Telecommunication Services – 1.3%
TerreStar Corp. (First Lien Term Loan E)(10) (11)	11% PIK		2/27/2022	653,280	653,280	653,280
TerreStar Corp. (First Lien Term Loan F)(10) (11)	11% PIK		2/28/2022	154,659	154,659	154,659
TerreStar Corp. (First Lien Term Loan G) (10) (11)	11% PIK		2/28/2022	27,631	27,631	27,631
TerreStar Corp. (First Lien Term Loan H) (10) (11)	11% PIK		2/28/2022	26,000	26,000	26,000

						861,570

Total Senior Secured Loans						36,022,071

Asset-Backed Securities – 0.5%
Financials – 0.5%
Grayson Investor Corp. (8) (10) (11) (12) (13) (14)			11/1/2021	800	456,000	286,000
PAMCO CLO 1997-1A B (8) (10) (11) (12) (14) (15)				374,239	215,187	77,767

						363,767

Total Asset-Backed Securities						363,767

Corporate Bonds – 10.7%
Healthcare – 10.2%
Hadrian Merger Sub, Inc. (12)	8.500%		5/1/2026	2,728,000	2,343,691	2,826,371
Surgery Center Holdings (8) (12)	6.750%		7/1/2025	3,630,000	3,494,669	3,704,869

						6,531,240

Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (8)	8.375%		5/1/2027	214,073	584,792	228,903
iHeartCommunications, Inc. (8)	6.375%		5/1/2026	115,507	313,455	123,809

						352,712

Total Corporate Bonds						6,883,952

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2020

			Shares
Common Stocks – 15.0%
Chemicals – 0.1%
MPM Holdings, Inc. (16)			$8,500	$17,000	$42,500

Financials – 1.8%
American Banknote Corp. (10) (11) (16)			750,000	2,062,500	1,125,000

Healthcare – 0.9%
Amryt Pharma, PLC (8) (16) (17)			40,000	500,000	566,400
SteadyMed Ltd. (8) (10) (11) (16)			54,749	14,508	40,405

					606,805

Real Estate – 2.6%
IQHQ, Inc. (10) (11)			100,000	1,500,000	1,661,000

Real Estate Investment Trust (REIT) – 1.5%
NexPoint Residential Trust, Inc. (8) (18)			22,640	708,025	957,898

Retail – 0.8%
Tru Kids, Inc. (10) (11) (16)			237	1,119,168	532,642

Service – 0.1%
Western States Life Insurance (10) (11) (16)			237	253,404	59,183

Telecommunication Services – 7.2%
TerreStar Corp. (10) (11) (16)			14,035	1,599,990	4,630,427

Total Common Stocks					9,615,455

LLC Interests – 10.2%
Consumer Products – 3.2%
US GAMING LLC (10) (11) (16)			2,000	2,000,000	2,070,427

Real Estate – 6.6%
SFR WLIF III, LLC (10) (11) (18)			1,651,112	1,651,112	1,493,629
SFR WLIF II, LLC (10) (11) (18)			3,348,888	3,348,888	2,742,974

					4,236,603

Real Estate Investment Trust (REIT) – 0.4%
NexPoint Capital REIT, LLC (10) (11) (18) (19)			100	—	228,215

Total LLC Interests					6,535,245

Partnership Units – 8.1%
Real Estate – 8.1%
NexPoint Real Estate Finance Operating Partnership, LP (18)			315,631	6,312,618	5,214,223

Total Partnership Units					5,214,223

Preferred Dividend Rate

Preferred Stocks – 0.0%
Real Estate Investment Trust (REIT) – 0.0%
RAIT Financial Trust (20)	8.875%		148,057	3,051,714	—

Total Preferred Stocks

Warrants – 0.1%
Healthcare – 0.0%
Galena Biopharma, Inc. (10) (11) (16)		1/12/2021	1,500,054	—	1
Gemphire Therapeutics, Inc. (10) (11) (16)		3/15/2022	4,752	—	—
SCYNEXIS, Inc. (10) (11) (16)		6/21/2021	19,500	—	—

					1

Media/Telecommunications – 0.1%
iHeartMedia, Inc. (8) (16)		5/1/2039	2,875	52,988	33,901

Total Warrants					33,902

Total Investments- 100.7%				$66,465,260	$64,668,615

Cash Equivalents –0.8%(21)					$525,975
Other Assets & Liabilities, net- (1.5%)					$(1,004,118)

Net Assets- 100.0%					$64,190,472

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
(17)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities is $566,400 or 0.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Amryt Pharma, PLC – Common Stock	12/7/20

(18)	Represents an affiliated issuer. Assets with a total aggregate value of $10,636,939, or 16.6% of net assets, were affiliated with the Company as of December 31, 2020 see Note 10.
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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of June 30, 2021, the Adviser controls 2,549,002 total shares (or 25.22%) of the Company, including reinvestment of dividends, for a net amount of approximately $16.5 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2021. The interim financial data as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of June 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $4,305,672 and $729,467, respectively. As of June 30, 2021 and December 31, 2020, $4,215,414 and $525,975 was held in the State Street U.S. Government Money Market Fund, and $90,258 and $203,492 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Schedules of Investments for the Company, as applicable. As of June 30, 2021 and December 31, 2020, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and six months ended June 30, 2021, the Company recognized $0 and $0 of fee income, respectively. For the three and six months ended June 30, 2020, the Company recognized $105,578 and $108,554 of fee income, respectively.

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

•

The Audit and Qualified Legal Compliance Committee of the Board , in assistance of Board valuation oversight, reviews portfolio valuation, including oversight of valuations determined by the Adviser and the Valuation Committee pursuant to the policies and procedures appproved by the Board.

•

At least once each quarter, the valuations for approximately one quarter of the portfolio investments that have been fair valued are reviewed by an independent valuation firm such that, over the course of a year, each material portfolio investment that has been fair valued shall have been reviewed by an independent valuation firm at least once.

•	Based on this information, the Board discusses valuations and determines the fair value of each investment in the portfolio in good faith pursuant to board-approved policies and procedures.

As of June 30, 2021, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$376,400
PAMCO CLO 1997-1A B	Asset-Backed Securities	67,326
American Banknote Corp.	Common Stocks	1,207,500
IQHQ, Inc.	Common Stocks	1,661,000

TerreStar Corp.	Common Stocks	4,816,952
Western States Life Insurance	Common Stocks	59,183
NexPoint Capital REIT, LLC	LLC Interests	210,115
SFR WLIF III, LLC	LLC Interests	1,543,165
SFR WLIF II, LLC	LLC Interests	3,468,551
US GAMING LLC	LLC Interests	3,099,704
TerreStar Corp.	Senior Secured Loans	690,460
TerreStar Corp.	Senior Secured Loans	29,204
TerreStar Corp.	Senior Secured Loans	27,247
TerreStar Corp.	Senior Secured Loans	163,462
Fieldwood Energy, LLC	Warrants	53,420
Gemphire Therapeutics, Inc.	Warrants	1

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

As of June 30, 2021, the Company’s investments consisted of senior secured loans, bonds, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, partnership units and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$1,029,076	$—	$1,029,076
Healthcare	—	28,451,290	—	28,451,290
Telecommunication Services	—	—	910,373	910,373
Asset-Backed Securities
Financials	—	—	443,726	443,726
Corporate Bonds
Healthcare	—	6,564,358	—	6,564,358
Media/Telecommunications	—	352,697	—	352,697
Common Stocks
Chemicals	—	42,500	—	42,500
Financials	—	—	1,207,500	1,207,500
Healthcare	485,200	—	—	485,200
Real Estate	—	—	1,661,000	1,661,000
Real Estate Investment Trusts (REITs)	1,261,461	—	—	1,261,461
Service	—	—	59,183	59,183
Telecommunication Services	—	—	4,816,952	4,816,952
LLC Interests
Consumer Products	—	—	3,099,704	3,099,704
Real Estate	—	—	5,011,716	5,011,716
Real Estate Investment Trusts (REITs)	—	—	210,115	210,115
Partnership Units
Real Estate	—	6,593,530	—	6,593,530
Preferred Stocks(1)
Real Estate Investment Trusts (REITs)	—	—	—	—
Warrants
Energy	—	—	53,420	53,420
Healthcare	—	—	1	1
Media/Telecommunications	—	77,639	—	77,639

Total Assets	$1,746,661	$43,111,090	$17,473,690	$62,331,441

Total Investments	$1,746,661	$43,111,090	$17,473,690	$62,331,441

(1)	Includes RAIT Financial Trust Preferred Stock at zero value.

	December 31, 2020
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$422,827	$—	$422,827
Healthcare	—	33,071,007	—	33,071,007
Manufacturing	—	1,666,667	—	1,666,667
Telecommunication Services	—	—	861,570	861,570
Asset-Backed Securities
Financials	—	—	363,767	363,767
Corporate Bonds
Healthcare	—	6,531,240	—	6,531,240
Media/Telecommunications	—	352,712	—	352,712
Common Stocks
Chemicals	—	42,500	—	42,500
Financials	—	—	1,125,000	1,125,000
Healthcare	566,400	—	40,405	606,805
Real Estate	—	—	1,661,000	1,661,000
Real Estate Investment Trusts (REITs)	957,898	—	—	957,898
Retail	—	—	532,642	532,642
Service	—	—	59,183	59,183
Telecommunication Services	—	—	4,630,427	4,630,427

LLC Interests
Consumer Products	—	—	2,070,427	2,070,427
Real Estate	—	—	4,236,603	4,236,603
Real Estate Investment Trusts (REITs)	—	—	228,215	228,215
Partnership Units
Real Estate	—	5,214,223	—	5,214,223
Preferred Stock(1)	—	—	—	—
Warrants
Healthcare	—	—	1	1
Media/Telecommunications	—	33,901	—	33,901

Total Assets	$1,524,298	$47,335,077	$15,809,240	$64,668,615

Total Investments	$1,524,298	$47,335,077	$15,809,240	$64,668,615

(1)	Includes RAIT Financial Trust Preferred Stock at zero value.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2021.

Investments:	Balance as of December 31, 2020	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of June 31, 2021	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$861,570	$—	$—	$—	$—	$—	$48,803	$—	$910,373	$—
Asset-Backed Securities
Financials	363,767	—	—	—	—	79,959	—	—	443,726	79,959
Common Stocks
Financials	1,125,000	—	—	—	—	82,500	—	—	1,207,500	82,500
Healthcare	40,405	—	—	—	—	(40,405)	—	—	—	(40,405)
Real Estate	1,661,000	—	—	—	—	—	—	—	1,661,000	—
Retail	532,642	—	—	—	(515,500)	586,525	—	(603,667)	—	—
Service	59,183	—	—	—	—	—	—	—	59,183	—
Telecommunication Services	4,630,427	—	—	—	—	186,525	—	—	4,816,952	186,525
LLC Interests
Consumer Products	2,070,427	—	—	—	—	1,029,277	—	—	3,099,704	1,029,277
Real Estate	4,236,603	—	—	—	—	775,113	—	—	5,011,716	775,113
Real Estate Investment Trusts (REITs)	228,215	—	—	—	—	(18,100)	—	—	210,115	(18,100)
Warrants
Energy	—	—	—	—	—	—	53,420	—	53,420	—
Healthcare	1	—	—	—	—	—	—	—	1	—

Total	$15,809,240	$—	$—	$—	$(515,500)	$2,681,394	$102,223	$(603,667)	$17,473,690	$2,094,869

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

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the six months ended June 30, 2021, there were no transfers from Level 2 to Level 3. For the six months ended June 30, 2020, there were four transfers from Level 2 to Level 3 due to decreases in market activity. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of June 30, 2021 and December 31, 2020:

Investment	Fair value at June 30, 2021	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$8,321,535	Discounted Cash Flow Net Asset Value Multiples Analysis	Discount Rate N/A Multiple of EBITDA	1.49% - 5.43% N/A 6.45x - 8.45x
Common Stock	7,744,635	Discounted Cash Flow Multiples Analysis Transaction Indication of Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Liquidity Discount Enterprise Value ($mm) Transaction Price Per Share Multiple of EBITDA Cash Offer per Share	16.80% 3.00x - 8.00x $0.09 - $0.95 25% $831 $16.61 8.00x $2,500
Senior Secured Loans	910,373	Discounted Cash Flow	Discount Rate	11.00%
Asset-Backed Securities	443,726	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Private Placement Equity	53,420		Cash Offer per Share	$55.53
Warrants	1	Black-Scholes Model	Volatility Assumption	130.23%

Total	$17,473,690

Investment	Fair value at December 31, 2020	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$6,535,245	Discounted Cash Flow Net Asset Value Multiples Analysis	Discount Rate Long Term Growth Rate Net Asset Value Multiple of EBITDA	1.28% - 11.30% 6.90% $0.82 - $2,282.15 3.50x - 7.95x
Common Stock	8,048,657	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Probability Weighted Expected Return	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Liquidity Discount Enterprise Value ($mm) Transaction Price Per Share Multiple of EBITDA Cash Offer per Share Probability Assessment	15.50% 3.50x - 7.00x $0.09 - $0.95 25% $771.00 $2.75 - $16.61 8.00x $2,500 20%
Senior Secured Loans	861,570	Discounted Cash Flow	Discount Rate	11.00%
Asset-Backed Securities	363,767	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Warrants	1	Black-Scholes Model	Volatility Assumption	78.9% - 429.9%

Total	$15,809,240

The significant unobservable inputs used in the fair value measurement of the Company’s LLC interests are: discount rate and multiples of EBITDA. Significant increases (decreases) in those inputs in isolation could result in a significantly lower (higher) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s common equity securities are: multiple of EBITDA, price/MHz-PoP multiple, liquidity discount, discount rate, enterprise value, and transaction price. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

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

The significant unobservable input used in the fair value measurement of the Company’s warrant securities is: volatility assumption. Significant increases (decreases) in this input in isolation could result in a significantly lower (higher) fair value measurement.

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the six months ended June 30, 2021 and June 30, 2020, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the six months ended June 30, 2021 and June 30, 2020. Selling commissions and fees of $0 and $0 were paid for the six months ended June 30, 2021 and June 30, 2020, respectively.

Earnings Per Share

In accordance with the provisions of ASC Topic 260—Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net increase (decrease) in net assets from operations	$3,319,425	$8,584,322	$5,593,482	$(26,216,705)
Weighted average common shares outstanding	10,301,897	10,555,009	10,404,696	10,516,799
Earnings (loss) per common share-basic and diluted	$0.32	$0.81	$0.54	$(2.49)

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

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at June 30, 2021:

	Fair value	Percentage
Assets
Healthcare	$35,500,849	57.0%
Real Estate	13,266,246	21.3%
Telecommunication Services	5,727,325	9.2%
Consumer Products	3,099,704	5.0%
Financials	1,651,226	2.6%
Real Estate Investment Trusts (REITs)	1,471,576	2.3%
Energy	1,082,496	1.7%
Media/Telecommunications	430,336	0.7%
Service	59,183	0.1%
Chemicals	42,500	0.1%

Total Assets	$62,331,441	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2020:

	Fair value	Percentage
Assets
Healthcare	$40,209,053	62.2%
Real Estate	11,111,826	17.2%
Telecommunication Services	5,491,997	8.5%
Consumer Products	2,070,427	3.2%
Manufacturing	1,666,667	2.6%
Financials	1,488,767	2.3%
Real Estate Investment Trusts (REITs)	1,186,113	1.8%
Retail	532,642	0.8%
Energy	422,827	0.6%
Media/Telecommunications	386,613	0.6%
Service	59,183	0.1%
Chemicals	42,500	0.1%

Total Assets	$64,668,615	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of June 30, 2021:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$25,681,908	$27,246,320	43.7%
Senior Secured Loans - Second Lien	3,508,588	3,144,419	5.0%
Asset-Backed Securities	671,188	443,726	0.7%
Corporate Bonds	6,775,973	6,917,055	11.1%
Common Stocks	6,656,428	9,533,796	15.3%
LLC Interests	7,000,000	8,321,535	13.4%
Partnership Units	6,312,618	6,593,530	10.6%
Preferred Stocks	3,051,714	—	0.0%
Warrants	106,407	131,060	0.2%

Total Assets	$59,764,824	$62,331,441	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2020:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans – First Lien	$30,123,122	$31,276,803	48.3%
Senior Secured Loans – Second Lien	4,742,429	4,745,268	7.3%
Asset-Backed Securities	671,187	363,767	0.6%
Corporate Bonds	6,736,607	6,883,952	10.6%
Common Stocks	7,774,595	9,615,455	14.9%
LLC Interests	7,000,000	6,535,245	10.1%
Partnership Units	6,312,618	5,214,223	8.1%
Preferred Stocks	3,051,714	—	0.0%
Warrants	52,988	33,902	0.1%

Total Assets	$66,465,260	$64,668,615	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at June 30, 2021:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$443,726	0.7%
Great Britain(1)	485,200	0.8%
Luxembourg(1)	2,504,894	4.0%
United States	58,897,621	94.5%

Total Assets	$62,331,441	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2020:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$363,767	0.6%
Great Britain(1)	566,400	0.9%
Luxembourg(1)	2,461,549	3.8%
United States	61,276,899	94.7%

Total Assets	$64,668,615	100.0%

(1)	Investment denominated in USD.

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

For the three and six months ended June 30, 2021, the Company incurred investment advisory fees payable to the Adviser of $304,995 and $608,702, respectively. For the three and six months ended June 30, 2020, the Company incurred investment advisory fees payable to the Adviser of $201,229 and $627,964, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 30, 2018 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 30, 2018 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 30, 2018 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three and six months ended June 30, 2021, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. For the three and six months ended June 30, 2020, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of June 30, 2021.

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

For the three and six months ended June 30, 2021, the Company incurred administration fees payable to the Adviser of $59,201 and $121,740, respectively. For the three and six months ended June 30, 2020, the Company incurred administration fees payable to the Adviser of $50,978 and $125,594, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 30, 2018 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 30, 2018 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 30, 2018 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and six months ended June 30, 2021 and June 30, 2020, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2021, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

Fees Paid to Officers and Directors

Each director receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. Directors are reimbursed for actual out-of-pocket expenses relating to attendance at meetings, however, the Chairman of the Board and the Chairman of the Audit and Qualified Legal Committee each receive an additional payment of $10,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The Directors do not receive any separate compensation in connection with service on Committees or for attending Board or Committee Meetings. They do not have any pension or retirement plan. The “Fund Complex” consists of all of the RICs advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employed by the Adviser, its affiliates or Skyview. In light of certain relationships between John Honis, a director of the Company, and historically affiliated entities of the Adviser, including prior affiliate Highland Capital Management, L.P. (“HCMLP”), arising out of HCMLP’s pending Chapter 11 proceedings, Mr. Honis is treated as an “interested person” of the Company (as defined in the 1940 Act) effective January 28, 2020.

For the three and six months ended June 30, 2021, the Company recorded an expense relating to director fees of $4,708 and $8,765, respectively. For the three and six months ended June 30, 2020, the Company recorded an expense relating to director fees of $5,378 and $9,889, respectively, which represents the allocation of the director fees to the Company. As of June 30, 2021, there was no expenses payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2022.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of June 30, 2021 is $932,193. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of March 31, 2021 and June 30, 2021, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
June 30, 2021	$436,866	$304,501	$132,365	$68,919	June 30, 2024
March 31, 2021	$220,126	$156,680	$63,446	$63,446	March 31, 2024

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2018	$1,352,097	$924,677	$427,420	$279,079	December 31, 2021
September 30, 2018	950,045	801,704	148,341	23,992	September 30, 2021
June 30, 2018	613,809	489,460	124,349	—	Expired
March 31, 2018	341,882	261,736	80,146	—	Expired

During the three and six months ended June 30, 2021, $44,203 and $124,349, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the three and six months ended June 30, 2021 and June 30, 2020, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made since inception, the net asset value (“NAV”) as of June 30, 2021 would have been lower by approximately this amount.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of June 30, 2021 and December 31, 2020, $68,919 and $101,542 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.

As of June 30, 2021 and December 31, 2020, the Company owed $364,196 and $423,537, respectively, to the Adviser, largely related to advisory fees, and administration fees.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the six months ended June 30, 2021 and June 30, 2020, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer for the second quarter of 2021 from May 21, 2021, until expiration of June 21, 2021 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, 56,025 shares of the Company were tendered for repurchase, constituting approximately 0.52% of the Company’s outstanding shares.

For the six months ended June 30, 2021, the Company repurchased 0 shares as part of its death and disability repurchase program.

Note 7 — Credit Facility and Leverage Facilities

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days notice. On April 15, 2020, the Financing Arrangement was paid down and closed. At June 30, 2021, there were no current outstanding or fair value amounts.

For the three and six months ended June 30, 2020, the components of total interest expense were as follows:

	Three months ended June 31, 2020		Six months ended June 31, 2020
Direct interest expense	$6,283		$176,911
Commitment fees	—		(204)
Amortization of financing costs	—		—

Total interest expense	$6,283		$176,707

Average daily amount outstanding	971,068	(1)	22,670,341	(1)
Weighted average interest rate	2.67	%(1)	2.67	%(1)

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

Period ended	Total amount outstanding	% of asset coverage
06/30/2021	$—	—%
03/31/2021	—	—%
12/31/2020	—	—%

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

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company would have treated the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by the Company under the TRS, as a senior security for the life of that instrument. As of June 30, 2021, the company has $0 in receivable from BNP Paribas for the six months ended June 30, 2021.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each security underlying the TRS as a qualifying asset if such security is a loan and the obligor on such loan is an eligible portfolio company, and as a non-qualifying asset if the obligor is not an eligible portfolio company.

As of and for the period ended June 30, 2021, there were no positions held in the TRS.

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

Note 8 — Economic Dependency and Commitments and Contingencies

The Adviser has entered into a Services Agreement with Skyview Group, Inc. (“Skyview”), effective February 25, 2021, pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser will compensate Skyview, who provides services to the Company.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2021.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2021, the Company had no unfunded debt commitments.

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

Covenant-Lite Loans Risk

Loans in which the Company invests include covenant-lite loans, which carry more risk to the lender than traditional loans as they may contain fewer or less restrictive covenants on the borrower than traditionally included in loan documentation or may contain other borrower friendly characteristics. The Company may experience relatively greater difficulty or delays in enforcing its rights on its holdings of certain covenant-lite loans and debt securities than its holdings of loans or securities with the usual covenants.

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

Certain instruments held by the Company pay an interest rate based on LIBOR, which is the average offered rate for various maturities of short-term loans between certain major international banks. LIBOR is expected to be phased out by the end of 2021. While the effect of the phase out cannot yet be determined, it may result in, among other things, increased volatility or illiquidity in markets for instruments based on LIBOR and changes in the value of such instruments. However, the outbreak of COVID-19 may adversely impact the timing of transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere.

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

Structured Finance Securities Risk

A portion of the Company’s investments may consist of equipment trust certificates, collateralized mortgage obligations, collateralized bond obligations, collateralized loan obligations (“CLO”) or similar instruments. Such structured finance securities are generally backed by an asset or a pool of assets, which serve as collateral. Depending on the type of security, the collateral may take the form of a portfolio of mortgage loans or bonds or other assets. The Company and other investors in structured finance securities ultimately bear the credit risk of the underlying collateral. In some instances, the structured finance securities are issued in multiple tranches, offering investors various maturity and credit risk characteristics, often categorized as senior, mezzanine and subordinated/equity according to their degree of risk. The riskiest securities are the equity tranche, which bears the bulk of defaults from the bonds or loans serving as collateral, and thus may protect the other, more senior tranches from default. If there are defaults or the relevant collateral otherwise underperforms, scheduled payments to senior tranches of such securities take precedence over those of mezzanine tranches, and scheduled payments to mezzanine tranches take precedence over those to subordinated/equity tranches. A senior tranche typically has higher ratings and lower yields than the underlying securities, and may be rated investment grade. Despite the protection from the equity tranche, other tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to previous defaults and the disappearance of protecting tranches, market anticipation of defaults and aversion to certain structured finance securities as a class.

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

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of June 30, 2021:

Affiliated investments	Shares at December 31, 2020	Fair value as of December 31, 2020	Transfers in (at cost)	Purchases	Sales	Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of June 30, 2021	Shares at June 30, 2021	Affiliated Dividend income
NexPoint Residential Trust, Inc.	22,640	$957,898	$—	$15,509	$—	$—	$288,054	$1,261,461	22,944	$15,531
NexPoint Capital REIT, LLC(1)	100	228,215	—	—	—	—	(18,100)	210,115	100	—
NexPoint Real Estate Finance Operating Partnership, LP	315,631	5,214,223	—	—	—	—	1,379,307	6,593,530	315,631	299,849
SFR WLIF III, LLC	1,651,112	1,493,629	—	—	—	—	49,536	1,543,165	1,651,112	40,350
SFR WLIF II, LLC	3,348,888	2,742,974	—	—	—	—	725,577	3,468,551	3,348,888	132,831

Total affiliated investments	5,338,371	$10,636,939	$—	$15,509	$—	$—	$2,424,374	$13,076,822	5,338,675	$488,561

(1)

The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the six months ended June 30, 2021 and June 30, 2020 is as follows:

	For the Six Months Ended June 30, 2021 (Unaudited)	For the Six Months Ended June 30, 2020 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$6.13	$8.53
Income from investment operations:
Net investment income(1)	0.10	0.15
Net realized and unrealized gain (loss)	0.44	(2.64)

Total from investment operations	0.54	(2.49)

Less distribution declared to common shareholders:
From net investment income	(0.18)	(0.24)

Total distributions declared to common shareholders	(0.18)	(0.24)

Capital share transactions
Issuance of common stock(2)	—	0.00
Shares tendered(1)	—	0.00 (3)

Net asset value, end of period	$6.49	$5.80
Net asset value total return(4)(5)	8.93%	(29.42)%

Ratio and supplemental data:
Net assets, end of period (in 000’s)	$65,597	$61,203
Shares outstanding, end of period	10,106,783	10,545,693
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(6)	3.73%	4.15%
Fees and expenses waived or reimbursed(6)	(0.41)%	(0.46)%
Net operating expenses(6)	3.32%	3.68%
Net investment income (loss) before fees waived or reimbursed(6)	2.92%	4.18%
Net investment income (loss) after fees waived or reimbursed(6)	3.33%	4.64%
Ratio of interest and credit facility expenses to average net assets(6)	—%	0.53%
Portfolio turnover rate(5)	1%	60%
Asset coverage ratio	—%	—%
Weighted average commission rate paid(7)	$—	$0.0328

(1)	Per share data was calculated using weighted average shares outstanding during the period.
(2)

The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period. The Company’s continuous public offering ended on February 14, 2018.

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

Note 12 — Subsequent Events

The Investment Adviser has evaluated the impact of all subsequent events on the Company through the date the financial statements were issued and has determined that there were no such subsequent events to report which have not already been recorded or disclosed in these financial statements and accompanying notes.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of June 30, 2021, the Adviser controls 2,549,002 total shares (or 25.22%) of the Company, including reinvestment of dividends, for a net amount of approximately $16.5 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one-year anniversary of the effective date of the registration statement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2022.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of June 30, 2021, are $932,193. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2021 quarterly fee waivers and expense reimbursements due from the Adviser as of June 30, 2021, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
June 30, 2021	$436,866	$304,501	$132,365	$68,919	June 30, 2024
March 31, 2021	$220,126	$156,680	$63,446	$63,446	March 31, 2024

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

The following table reflects the 2019 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019, which are subject to recoupment by the Adviser.

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

The following table reflects the 2018 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2020, September 30, 2018, June 30, 2018, and March 31, 2018, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2018	$1,352,097	$924,677	$427,420	$279,079	December 31, 2021
September 30, 2018	950,045	801,704	148,341	23,992	September 30, 2021
June 30, 2018	613,809	489,460	124,349	—	Expired
March 31, 2018	341,882	261,736	80,146	—	Expired

During the three and six months ended June 30, 2021, $44,203 and $124,349, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and six months ended June 30, 2021 and June 30, 2020:

During the six months ended June 30, 2021, we made long investments in portfolio companies and other investments totaling $402,261. During the same period, we generated proceeds from sales and principal repayments on long investments of $7,799,355. As of June 30, 2021, our investment portfolio, with a total fair value of $65.6 million, consisted of 41 interests in portfolio companies

(calculated as a percentage of total invested assets: 48.3% in first lien senior secured loans, 7.3% in second lien senior secured loans, 10.6% in corporate bonds, 0.6% in asset-backed securities, 0.1% in warrants, 14.9% in common stock, 0.0% in preferred stock, 10.1% in LLC interests, and 8.1% in partnership units). As of June 30, 2021, there were no investments under the TRS with BNP Paribas in our portfolio. On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 90.53% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 5.25% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity. As of June 30, 2021, there were no positions held in the TRS.

During the six months ended June 30, 2020, we made long investments in portfolio companies and other investments totaling $42,245,592. During the same period, we generated proceeds from sales and principal repayments on long investments of $60,723,644. As of June 30, 2020, our investment portfolio, with a total fair value of $59.0 million, consisted of 45 interests in portfolio companies (calculated as a percentage of total invested assets: 41.6% in first lien senior secured loans, 9.4% in second lien senior secured loans, 2.0% in unsecured loans, 0.0% in escrow loans, 10.3% in corporate bonds, 0.5% in asset-backed securities, 0.0% in closed-end mutual funds, 0.1% in warrants, 16.1% in common stock, 0.0% in preferred stock, 0.0% in mortgage-backed-securities, 19.9% in LLC interests, and 0.0% in rights). The investments in our portfolio carry a weighted average price of 86.54% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 6.40% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity. As of June 30, 2020, there were no positions held in the TRS.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and six months ended June 30, 2021, and June 30, 2020:

Net Investment Activity	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Purchases	$394,536	$402,261
Payment-in-kind	25,118	48,802
Sales and Principal Repayments	(3,003,930)	(7,799,355)

Net Portfolio Activity	$(2,584,276)	$(7,348,292)

Net Investment Activity	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Purchases	$22,790,930	$42,245,592
Payment-in-kind	180,558	355,015
Sales and Principal Repayments	(8,234,903)	(60,723,644)

Net Portfolio Activity	$14,736,585	$(18,123,037)

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$333,333	84.48%	$333,333	82.86%
Senior Secured Loans—Second Lien	—	0.0%	—	0.0%
Corporate Bonds	—	0.0%	—	0.0%
Preferred Stocks	—	0.0%	—	0.0%
LLC Interests	—	0.0%	—	0.0%
Warrants	53,420	13.54%	53,420	13.27%
Common Stocks	7,783	1.98%	15,509	3.85%

Total Investment Activity	$394,536	100.0%	$402,261	100.0%

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$17,968,472	78.8%	$23,206,099	54.9%
Senior Secured Loans—Second Lien	4,807,222	21.1%	4,807,222	11.4%
Corporate Bonds	—	0.0%	4,842,635	11.5%
Preferred Stocks	—	0.0%	—	0.0%
LLC Interests	—	0.0%	6,312,618	14.9%
Warrants	—	0.0%	—	0.0%
Common Stocks	15,236	0.1%	3,077,018	7.3%

Total Investment Activity	$22,790,930	100.0%	$42,245,592	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2021, and December 31, 2020:

June 30, 2021
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$25,681,906	27,246,322	43.7%
Senior Secured Loans — Second Lien	3,508,588	3,144,419	5.0%
Asset-Backed Securities	671,188	443,726	0.7%
LLC Interests	7,000,000	8,321,531	13.4%
Corporate Bonds	6,775,973	6,917,055	11.1%
Common Stocks	6,656,428	9,533,796	15.3%
Preferred Stocks	3,051,714	—	0.0%
Warrants	106,407	131,060	0.2%
Partnership Units	6,312,618	6,593,530	10.6%

Total Invested Assets	$59,764,821	$62,331,441	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2020
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$30,123,122	$31,276,803	48.4%
Senior Secured Loans — Second Lien	4,742,429	4,745,268	7.3%
Asset-Backed Securities	671,187	363,767	0.6%
LLC Interests	7,000,000	6,535,245	10.1%
Corporate Bonds	6,736,607	6,883,952	10.6%
Common Stocks	7,774,595	9,615,455	14.9%
Preferred Stock	3,051,714	—	0.0%
Warrants	52,988	33,902	0.1%
Partnership Units	6,312,618	5,214,223	8.1%

Total Invested Assets	$66,465,260	$64,668,615	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
Number of Investments	41	45
% Variable Rate (based on fair value)	79%	82%
% Non-Income Producing Equity or Other Investments (based on fair value)	21%	18%
Weighted Average Cost Price of Investments (as a % of par or stated value)	90.53%	88.76%
Weighted Average Credit Rating of Investments that were Rated	Caa1	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.2%	0.2%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2021, and December 31, 2020:

	June 30, 2021		December 31, 2020
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$5,727,325	9.2%	$5,491,997	9.2%
Broadly Syndicated – Public	430,336	0.7%	386,613	0.7%
Middle-Market	55,730,054	89.4%	58,426,238	90.3%
Opportunistic/Other	443,726	0.7%	363,767	0.6%

Total Invested Assets	$62,331,441	100.0%	$64,668,615	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2021, and December 31, 2020:

	June 30, 2021		December 31, 2020
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	$42,500	0.1%
Consumer Products	3,099,700	5.0%	2,070,427	3.2%
Energy	1,082,497	1.7%	422,827	0.7%
Financials	1,651,226	2.6%	1,488,767	2.3%
Healthcare	35,500,851	57.0%	40,209,053	62.2%
Media/Telecommunications	430,336	0.7%	386,613	0.6%
Real Estate Investment Trusts (REITs)	1,471,576	2.3%	1,186,113	1.8%
Real Estate	13,266,246	21.3%	11,111,826	17.2%
Retail	—	0.0%	532,642	0.8%
Service	59,183	0.1%	59,183	0.1%
Telecommunication Services	5,727,324	9.2%	5,491,997	8.5%
Manufacturing	—	0.0%	1,666,667	2.6%

Total Invested Assets	$62,331,441	100.0%	$64,668,615	100.0%

As of June 30, 2021, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Capital REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of June 30, 2021, and December 31, 2020, 58.2% and 62.2% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Envision Healthcare Corp.: As of June 30, 2021, and December 31, 2020, we held first lien senior secured loans of Envision Healthcare Corp. with an aggregate fair value of $5 million and $4.9 million, respectively. Envision Healthcare Corporation is a nationwide provider of healthcare clinical solutions, including physician-led services, ambulatory services, and post-acute services, in addition to being one of the largest owner and operator of ambulatory surgery centers. As of June 30, 2021, the company delivered physician services to more than 2,000 clinical departments in healthcare facilities in 43 states through a 24,000 physician and other healthcare professional employee team. In addition, the company operated 258 ambulatory surgery centers in 34 states with approximately 2,000 physician partners and 1,000 other affiliated physicians.

BW NHHC Holdco, Inc.: As of June 30, 2021, and December 31, 2020, we held first lien senior secured loans of BW NHHC Holdco, Inc. with an aggregate fair value of $4.1 million and $4.0 million, respectively. The company is one of the nation’s largest providers of home-based care, with a footprint in the Northeast, Midwest and South. They are a transformational company, which provides quality comprehensive care continuum of personal care, skilled home health, hospice care and behavioral health. The company is comprised of 35,000 caregivers serving over 60,000 patients and their families daily, in 225 locations across 16 states.

RXBenefits, Inc.: As of June 30, 2021, and December 31, 2020, we held first lien senior secured loans of RXBenefits, Inc. with an aggregate fair value of $1.6 million and $4.0 million, respectively. RXBenefits, Inc. is a pharmacy benefits optimization platform that serves primarily the small and mid-sized employer market and provides a more curated and competitive pharmacy benefits marketplace for its employer customer base.

Surgery Center Holdings, Inc.: As of June 30, 2021, and December 31, 2020, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $3.7 million and $3.7 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. As of June 30, 2021, the company owned or operated a portfolio of 127 surgical facilities, comprised of 110 ambulatory surgery centers and 17 surgical hospitals in 30 states.

Global Medical Response, Inc.: As of June 30, 2021, and December 31, 2020, we held first lien senior secured loans of Global Medical Response Inc. with an aggregate fair value of $3.4 million and $3.3 million, respectively. Global Medical Response is a medical transportation company in the United States that provides and manages community-based medical transportation services, including emergency, non-emergency and managed transportation, fixed-wing air ambulance and disaster response. Additionally, they are one of the leaders in the ambulance industry and provides quality medical care and patient relocation services in the United States, and around the world through the utilization of more than 7,000 ground vehicles, 100 fire vehicles, 300 rotor-wing aircraft, and 100 fixed-wing aircraft.

Results of Operations for the three and six months ended June 30, 2021, and June 30, 2020

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

Our CLO equity pays quarterly dividends based on excess cash flow available after the CLO’s payment “waterfall” provisions. Both Grayson and PAMCO CLOs are past their respective investment periods, and as a result, excess cash flow is expected to decline over time. We, therefore, expect that the quarterly dividends paid by the investments will similarly decline.

Expenses

For the three and six months ended June 30, 2021, we had total net operating expenses of $513,619 or $0.05 per share and $1,076,544 or $0.10 per share, respectively. For the three and six months ended June 30, 2020, we had total net operating expenses of $467,757 or $0.04 per share and $1,221,941 or $0.12 per share, respectively. Base management fees attributed to the Adviser were $304,995 and $608,702 for the three and six months ended June 30, 2021. Base management fees attributed to the Adviser were $201,229 and $627,964 for the three and six months ended June 30, 2020. Our expenses include administrative services expenses attributed to the Adviser of $59,201 and $121,740 for the three and six months ended June 30, 2021. respectively. Administrative services expenses attributed to the Adviser were $50,978 and $125,594 for the three and six months ended June 31, 2020, respectively.

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

Our other expenses subject to the Expense Limitation Agreement for three and six months ended June 30, 2021, were $218,342 and $478,467, respectively, and consisted of the following:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Audit and tax fees	$41,699	$96,340
Legal fees	18,884	31,640
Custodian and accounting service fees	76,425	152,246
Reports to stockholders	15,212	17,236
Stock transfer fee	52,153	101,486
Directors’ fees	4,708	8,765
Other expenses	9,261	70,754

Total	$218,342	$478,467

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Our other expenses subject to the Expense Limitation Agreement for the three and six months ended June 30, 2020, were $188,359 and $445,585, respectively, and consisted of the following:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Audit and tax fees	$24,855	$94,283
Legal fees	12,208	25,316
Custodian and accounting service fees	79,879	153,135
Reports to stockholders	13,960	29,344
Stock transfer fee	43,403	116,222
Directors’ fees	5,378	9,889
Other expenses	(955)	17,395

Total	$178,728	$445,585

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $534,156 or $0.05 per share, and $636,915 or $0.06 per share, for the three months ended June 30, 2021, and June 30, 2020, respectively. We earned net investment income of $1,078,709 or $0.10 per share, and $1,591,665 or $0.15 per share, for the six months ended June 30, 2021, and June 30, 2020, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $3,003,930 and $8,243,903 during the three months ended June 30, 2021, and June 30, 2020, respectively, from which we realized a net gains/(losses) of $243,170 and $(1,987,706), respectively. We had sales or principal repayments of $7,799,355 and $60,723,644 during the six months ended June 30, 2021, and June 30, 2020, respectively, from which we realized a net gains/(losses) of $151,510 and $(17,935,082), respectively. Additionally, during the three months ended June 30, 2021 and June 30, 2020, we realized gains/(losses) on total return swaps of $0 and $(6,659,937), respectively. During the six months ended June 30, 2021, and June 30, 2020, we realized gains/(losses) on total return swaps of $0 and $(6,929,996), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended June 30, 2021, and June 30, 2020, the net change in unrealized appreciation (depreciation) on investments totaled $2,542,099 or $0.25 per share, and $8,023,343 or $0.76 per share, respectively. For the six months ended June 30, 2021, and June 30, 2020, the net change in unrealized appreciation (depreciation) on investments totaled $4,363,263 or $0.42 per share, and ($5,688,334) or ($0.54) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2021, was primarily driven by the performance of US Gaming, LLC. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2020, was primarily driven by the performance of OmniMax International Inc. Unsecured TL. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2021, was primarily driven by the performance of Fieldwood Energy 1st Lien Term Loan. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2020, was primarily driven by the performance of OmniMax International Inc. Unsecured TL.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three and six months ended June 30, 2021, and 2020. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of June 30, 2021, would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2021, and June 30, 2020, the net increase/(decrease) in net assets resulting from operations was $5,593,482 or $0.54 per share, and ($26,216,705) or ($2.49) per share, respectively.

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Income	$2,155,253	$2,813,606
Net expenses	(1,076,544)	(1,221,941)
Net realized gain/(loss)	151,510	(24,865,078)
Net unrealized appreciation (depreciation)	4,363,263	(2,943,292)
Net increase from amounts committed by affiliates	—	—

Total	$5,593,482	$(26,216,705)

For the three months ended June 30, 2021, and June 30, 2020, the net increase/(decrease) in net assets resulting from operations was $3,319,425 or $0.32 per share, and $8,584,322 or $0.81 per share, respectively.

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Income	$1,047,775	$1,104,672
Net expenses	(513,619)	(467,757)
Net realized gain/(loss)	243,170	(8,647,643)
Net unrealized appreciation (depreciation)	2,543,099	(16,595,050)
Net increase from amounts committed by affiliates	—	—

Total	$3,319,425	$8,584,322

Financial Condition, Liquidity and Capital Resources

As of June 30, 2021, and December 31, 2020, we had cash and cash equivalents of $4,305,672 and $729,467, respectively. As of June 30, 2021, and December 31, 2020, $4,215,414 and $525,975 was held in the State Street U.S. Government Money Market Fund, and $90,258 and $203,492 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of June 30, 2021, the Adviser controls 2,549,002 total shares (or 25.22%) of the Company, including reinvestment of dividends, for a net amount of approximately $16.5 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the six months ended June 30, 2021, and June 30, 2020, respectively, and were offset against capital in excess of par value on the financial statements.

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

As of June 30, 2021 and June 30, 2020, $0 and $0, respectively, were outstanding under the Financing Arrangement, which was paid down and closed on April 15, 2020. For the three and six months ended June 30, 2021, and June 30, 2020, the components of total interest expense were as follows:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Direct interest expense	$—	$—
Commitment fees	—	—
Amortization of financing costs	—	—

Total	$—	$—

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Direct interest expense	$6,283	$176,911
Commitment fees	—	(204)
Amortization of financing costs	—	—

Total	$6,283	$176,707

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2021 and December 31, 2020, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the six months ended June 30, 2021, and June 30, 2020, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of June 30, 2021.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and six months ended June 30, 2021, and June 30, 2020, the Company did not distribute in excess of net investment income.

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

For the six months ended June 30, 2021, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
6/30/2021	$0.090	$909,619	$321,933
3/31/2021	0.090	924,140	331,406
1/2/2021(2)	—	—	345,331

Total	$0.090	$1,833,759	$998,670

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.

For the year ended December 31, 2020, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2) (3)
12/31/2020(3)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020(2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
[3]	The December 2020 Dividend was reinvested in January 2021.

For the year ended December 31, 2019, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	627,743	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)
1/30/2019	0.060	622,648	397,645
1/03/2019	—	—	456,444

Total	$0.720	$7,514,283	$4,823,663

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2019 Dividend will be reinvested in January 2020.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•	In aggregate as of June 30, 2021, the Adviser controls 2,549,002 total shares (or 25.22%) of the Company, including reinvestment of dividends, for a net amount of approximately $16.5 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of June 30, 2021 would have been lower. These payments are not recoupable by the Adviser.

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

•

The Audit and Qualified Legal Compliance Committee of the Board, in assistance of Board valuation oversight, reviews portfolio valuation, including oversight of valuations determined by the Adviser and the Valuation Committee pursuant to the policies and procedures approved by the Board.

•

At least once each quarter, the valuations for approximately one quarter of the portfolio investments that have been fair valued are reviewed by an independent valuation firm such that, over the course of a year, each material portfolio investment that has been fair valued shall have been reviewed by an independent valuation firm at least once.

•	Based on this information, the Board discusses valuations and determines the fair value of each investment in the portfolio in good faith pursuant to board-approved policies and procedures.

As of June 30, 2021, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$376,400
PAMCO CLO 1997-1A B	Asset-Backed Securities	67,326
American Banknote Corp.	Common Stocks	1,207,500
IQHQ, Inc.	Common Stocks	1,661,000
Terrestar Corp.	Common Stocks	4,816,952
Western States Life Insurance	Common Stocks	59,183
NexPoint Capital REIT, LLC	LLC Interests	210,115
SFR WLIF III, LLC	LLC Interests	1,543,165
SFR WLIF II, LLC	LLC Interests	3,468,551
US GAMING LLC	LLC Interests	3,099,700
Terrestar Corp.	Senior Secured Loans	690,460
Terrestar Corp.	Senior Secured Loans	29,204
Terrestar Corp.	Senior Secured Loans	27,247
Terrestar Corp.	Senior Secured Loans	163,462
Fieldwood Energy, LLC	Warrants	53,240
Gemphire Therapeutics, Inc.	Warrants	1

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and six months ended June 30, 2021 and June 30, 2020, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to June 30, 2021, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three and six months ended June 30, 2021, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three and months ended June 30, 2020, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three and six months ended June 30, 2021, the Company capitalized $0 and $0 of offering costs, respectively. For the three and six months ended June 30, 2020, the Company capitalized $0 and $0 of offering costs, respectively. Of the capitalized offering costs, $0 and $0 were amortized to expense during the three and six months ended June 30, 2021, respectively. Of the capitalized offering costs, $0 and $0 were amortized to expense during the three and six months ended June 30, 2020. As of June 30, 2021 and June 30, 2020, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2021, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of June 30, 2021, 79% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of June 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$(107)	$—	$(107)

Up 50 basis points	148,135	—	148,135
Up 100 basis points	296,270	—	296,270
Up 200 basis points	592,540	—	592,540
Up 300 basis points	888,810	—	888,810

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

NEXPOINT CAPITAL, INC.

Date: August 16, 2021	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: August 16, 2021	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer