Form 10-Q
period 2021-09-30
NexPoint Capital, Inc.
filed 2021-11-12
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

As of September 30, 2021, the Registrant had 10,037,423 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Unaffiliated investments, at fair value (cost of $44,664,349 and $54,444,617, respectively)	$50,636,097	$54,031,676
Affiliated investments, at fair value (cost of $12,422,738 and $12,020,643, respectively)(1)	12,351,057	10,636,939
Cash and cash equivalents	2,159,475	729,467
Receivable for investments sold	8,765	—
Dividends and interest receivable	405,872	285,212
Receivable from Adviser(2)	61,306	101,542
Prepaid expenses	2,488	—

Total assets	65,625,060	65,784,836

Liabilities
Payable to Adviser(2)	354,231	423,537
Accrued expenses and other liabilities	149,209	228,062
Distributions payable	903,368	942,765

Total liabilities	1,406,808	1,594,364

Commitments and contingencies(3)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 10,037,423 and 10,475,168 shares issued and outstanding, respectively)	10,037	10,475
Paid-in capital in excess of par	89,545,093	92,354,786
Distributable earnings (accumulated loss)	(25,336,878)	(28,174,789)

Total net assets	$64,218,252	$64,190,472

Net asset value per share of common stock	$6.40	$6.13

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income:
Interest	$699,991	$879,499	$2,304,380	$2,440,684
Interest paid-in-kind	25,985	22,425	74,634	377,440
Dividend income from unaffiliated investments	199,617	84,493	213,271	503,857
Dividend income from affiliated investments (1)	442,367	133,221	930,928	502,709
Other fee income	6,181	1	6,181	108,555

Total investment income	1,374,141	1,119,639	3,529,394	3,933,245

Expenses:
Investment advisory fees (3)	291,857	201,136	900,559	829,100
Custodian and accounting service fees	77,329	81,522	229,575	234,657
Administration fees (3)	61,568	59,839	183,308	185,433
Stock transfer fee	53,383	59,005	154,869	175,227
Audit and tax fees	36,403	46,114	132,743	140,397
Other expenses	22,134	23,980	92,888	41,375
Legal fees	19,185	27,538	50,825	52,854
Reports to stockholders	28,798	14,173	46,034	43,517
Directors’ fees (3)	4,695	6,238	13,460	16,127
Interest expense and commitment fees (2)	—	—	—	176,707

Total expenses	595,352	519,545	1,804,261	1,895,394
Expenses (waived) or recouped by the Adviser (3)	(68,134)	(94,039)	(200,499)	(247,947)

Net expenses	527,218	425,506	1,603,762	1,647,447

Net investment income	846,923	694,133	1,925,632	2,285,798

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	(4,198,825)	(2,737,698)	(4,047,315)	(19,220,443)
Affiliated investments (1)	—	—	—	(1,452,337)
Total return swaps (4)	—	—	—	(6,929,996)
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	4,445,800	5,150,162	6,384,689	462,129
Affiliated investments (1)	(1,112,351)	(454,501)	1,312,023	(1,454,802)
Total return swaps (4)	—	—	—	2,745,042

Net realized and unrealized gains (losses)	(865,376)	1,957,963	3,649,397	(25,850,407)

Net increase (decrease) in net assets resulting from operations	$(18,453)	$2,652,096	$5,575,029	$(23,564,609)

Per share information - basic and diluted per common share
Net investment income:	$0.08	$0.07	$0.19	$0.22
Earnings (loss) per share:	$—	$0.25	$0.54	$(2.24)
Weighted average shares outstanding:	10,141,588	10,528,658	10,316,029	10,520,781

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 7 for a discussion of credit facility.
(3)	See Note 4 for a discussion of related party transactions and arrangements.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at June 30, 2020	10,545,693	$10,546	$94,418,250	$(33,225,984)	$61,202,812
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	694,133	694,133
Net realized gain (loss) on investments and securities sold short	—	—	—	(2,737,698)	(2,737,698)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	4,695,661	4,695,661
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(51,384)	(52)	(312,876)	—	(312,928)
Reinvestment of common stock	—	—	—	—	—
Distributions to stockholders	—	—	—	(944,487)	(944,487)

Total increase (decrease) for the three months ended September 30, 2020	(51,384)	(52)	(312,876)	1,707,609	1,394,681

Balance at September 30, 2020	10,494,309	$10,494	$94,105,374	$(31,518,375)	$62,597,493

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

Balance at December 31, 2019	10,425,431	$10,425	$93,412,260	$(4,487,132)	$88,935,553
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	2,285,798	2,285,798
Net realized gain (loss) on investments and securities sold short	—	—	—	(20,672,780)	(20,672,780)
Net realized gain (loss) on total return swaps(1)	—	—	—	(6,929,996)	(6,929,996)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	(992,673)	(992,673)
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	2,745,042	2,745,042
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(146,718)	(147)	(823,469)	—	(823,616)
Reinvestment of common stock	215,596	216	1,516,583	—	1,516,799
Distributions to stockholders	—	—	—	(3,466,634)	(3,466,634)

Total increase (decrease) for the nine months ended September 30, 2020	68,878	69	693,114	(27,031,243)	(26,338,060)

Balance at September 30, 2020	10,494,309	$10,494	$94,105,374	$(31,518,375)	$62,597,493

Distributions to stockholders per share	—	$—	$—	$0.33	$0.33

(1)	See Note 7 for a discussion on Total Return Swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at June 30, 2021	10,106,783	$10,107	$90,002,309	$(24,415,066)	$65,597,350
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	846,923	846,923
Net realized gain (loss) on investments	—	—	—	(4,198,825)	(4,198,825)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	3,333,449	3,333,449
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(119,018)	(120)	(779,452)	—	(779,572)
Reinvestment of common stock	49,658	50	322,236	—	322,286
Distributions to stockholders	—	—	—	(903,359)	(903,359)

Total increase (decrease) for the three months ended September 30, 2021	(69,360)	(70)	(457,216)	(921,812)	(1,379,098)

Balance at September 30, 2021	10,037,423	$10,037	$89,545,093	$(25,336,878)	$64,218,252

Distributions to stockholders per share	—	$—	$—	$0.18	$0.18

Balance at December 31, 2020	10,475,168	$10,475	$92,354,786	$(28,174,789)	$64,190,472
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,925,632	1,925,632
Net realized gain (loss) on investments	—	—	—	(4,047,315)	(4,047,315)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	7,696,712	7,696,712
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(596,763)	(597)	(3,808,557)	—	(3,809,154)
Reinvestment of common stock	159,018	159	998,864	—	999,023
Distributions to stockholders	—	—	—	(2,737,118)	(2,737,118)

Total increase (decrease) for the nine months ended September 30, 2021	(437,745)	(438)	(2,809,693)	2,837,911	27,780

Balance at September 30, 2021	10,037,423	$10,037	$89,545,093	$(25,336,878)	$64,218,252

Distributions to stockholders per share	—	$—	$—	$0.27	$0.27

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$5,575,029	$(23,564,609)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(4,164,636)	(48,565,179)
Payment-in-kind investments	(74,634)	(377,440)
Proceeds from sales and principal repayments of investment securities	10,274,204	69,041,052
Net realized gain on investments	4,047,315	20,672,780
Net change in unrealized (appreciation) depreciation on investments	(7,696,712)	992,673
Net change in unrealized (appreciation) depreciation on total return swaps	—	(2,745,042)
Amortization of premium/discount, net	(704,076)	(697,422)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(8,765)	—
(Increase) decrease in dividends and interest receivable	(120,660)	770,861
(Increase) decrease in receivable from Adviser	40,236	(43,909)
(Increase) decrease in other receivables	—	(39,117)
(Increase) decrease in prepaid expenses	(2,488)	10,124
(Increase) decrease in due from counterparty	—	21,400,000
Increase (decrease) in payable for investments purchased	—	(2,533,314)
Increase (decrease) in payable to Adviser	(69,306)	(309,477)
Increase (decrease) in interest expense and commitment fees payable	—	(80,207)
Increase (decrease) in accrued expenses and other liabilities	(78,853)	(145,027)
Increase (decrease) in payable on total return swap	—	(11,458)

Net cash flows provided by (used in) operating activities	7,016,654	33,775,289

Cash flows provided by used in financing activities
Repurchase of common stock, net of payable	(3,809,154)	(1,926,021)
Distributions paid in cash	(1,777,492)	(1,630,874)
(Decrease) in credit facilities payable	—	(40,971,068)
Increase in credit facilities payable	—	7,256,204

Net cash flows (used in) financing activities	(5,586,646)	(37,271,759)

Net increase (decrease) in cash and cash equivalents	1,430,008	(3,496,470)

Cash and cash equivalents
Beginning of the period	729,467	7,764,892

End of the period	$2,159,475	$4,268,422

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$74,634	$377,440
Cash paid during the period for interest	$—	$256,914
Reinvestment of distributions paid	$999,023	$1,516,799
Local and excise taxes paid	$114,609	$47,000

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of September 30, 2021

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value

Senior Secured Loans – 45.1%(4)
Healthcare – 43.7%
Air Methods Corp. (First Lien Term Loan)(5)	L + 350	1.00%	4/22/2024	$1,947,240	$1,609,256	$1,934,456
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(6) (7)	L + 375	0.08%	2/27/2026	2,521,561	2,512,760	2,503,443
BW NHHC Holdco, Inc. (First Lien Term Loan)(5)	L + 500	0.12%	5/15/2025	4,479,167	3,214,399	3,973,267
CNT Holdings I Corp (Second Lien Term Loan)(5)	L + 675	0.75%	10/16/2028	1,500,000	1,493,124	1,530,000
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)	4% Fixed		7/1/2026	333,333	333,991	328,750
Covenant Surgical Partners, Inc. (First Lien Term Loan)(6)	L + 400	0.09%	7/1/2026	1,633,624	1,636,921	1,611,161
Envision Healthcare Corp. (First Lien Term Loan)(6)	L + 375	0.08%	10/10/2025	5,842,349	4,544,778	5,216,633
Global Medical Response, Inc. (First Lien Term Loan)(8)	L + 425	1.00%	3/14/2025	3,374,508	3,120,339	3,391,802
NMSC Holdings, Inc. (First Lien Term Loan)(6)	L + 500	1.00%	4/19/2023	1,010,661	1,008,287	1,011,672
RxBenefits, Inc. (First Lien Term Loan)(8)	L + 525	0.75%	12/17/2027	3,970,050	3,897,716	3,994,863
Sound Inpatient Physicians (Second Lien Term Loan)(6)	L + 675	0.08%	6/26/2026	1,555,556	1,460,435	1,560,735
Wellpath Holdings, Inc. (First Lien Term Loan)”(First Lien Term Loan)(First Lien Term Loan)(6)	L + 550	0.08%	10/1/2025	997,436	991,202	979,981

						28,036,763

Telecommunication Services – 1.4%
TerreStar Corp. (First Lien Term Loan F)(9) (10)	11% PIK		2/28/2022	168,100	168,100	168,100
TerreStar Corp. (First Lien Term Loan E)(9) (10)	11% PIK		2/27/2022	710,053	710,053	710,053
TerreStar Corp. (First Lien Term Loan G)(9) (10)	11% PIK		2/28/2022	30,032	30,032	30,032
TerreStar Corp. (First Lien Term Loan H)(9) (10)	11% PIK		2/28/2022	28,020	28,020	28,020

						936,205

Total Senior Secured Loans						28,972,968

Asset-Backed Securities – 0.7%
Financials – 0.7%
Grayson Investor Corp. (7) (9) (10) (11) (12) (13)			11/1/2021	800	456,000	352,500
PAMCO CLO 1997-1A B (7) (9) (10) (11) (13) (14)				374,239	215,187	89,759

						442,259

Total Asset-Backed Securities						442,259

Corporate Bonds – 10.7%
Healthcare – 10.2%
Hadrian Merger Sub, Inc. (11)	8.500%		5/1/2026	2,728,000	2,384,080	2,830,314
Surgery Center Holdings, Inc. (7) (11)	6.750%		7/1/2025	3,630,000	3,514,183	3,698,062

						6,528,376

Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (7)	6.375%		5/1/2026	115,507	313,455	122,079
iHeartCommunications, Inc. (7)	8.375%		5/1/2027	214,073	584,792	229,058

						351,137

Total Corporate Bonds						6,879,513

				Shares

Common Stocks – 26.7%
Chemicals – 0.1%
MPM Holdings, Inc. (9) (10) (15)				8,500	17,000	42,500

Energy – 1.4%
Quarternorth Energy, Inc.				8,841	701,357	917,254

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2021

(Unaudited)

Financials – 2.7%
American Banknote Corp. (9) (10) (15)			750,000	$2,062,500	$1,717,500

Healthcare – 0.7%
Amryt Pharma, PLC (7) (15) (16)			40,000	500,000	483,600

Real Estate – 12.2%
IQHQ, Inc. (9) (10)			100,000	1,500,000	1,661,000
NexPoint Real Estate Finance, Inc. (17)			315,631	6,691,375	6,148,490

					7,809,490

Real Estate Investment Trust (REIT) – 2.2%
NexPoint Residential Trust, Inc. (7) (17)			23,068	731,363	1,427,448

Service – 0.0%
Wayne Services Legacy Inc. (9) (10) (15)			237	253,404	17,196

Telecommunication Services – 7.4%
TerreStar Corp. (9) (10) (15)			14,035	1,599,990	4,740,040

Total Common Stocks					17,155,028

LLC Interests – 11.9%
Consumer Products – 4.5%
US GAMING LLC (9) (10) (15)			2,000	2,000,000	2,874,640

Real Estate – 7.4%
SFR WLIF II, LLC (9) (10) (17)			3,348,888	3,348,888	3,234,434
SFR WLIF III, LLC (9) (10) (17)			1,651,112	1,651,112	1,540,685

					4,775,119

Total LLC Interests					7,649,759

	Preferred Dividend Rate

Preferred Stocks – 2.8%
Financials – 2.8%
777 PARTNERS LLC	10.000%		750	750,000	750,000
United Fidelity Bank FSB	7.000%		1,000	1,000,000	1,000,000

					1,750,000

Total Preferred Stocks					1,750,000

Warrants – 0.2%
Energy – 0.1%
QUARTERNORTH TRANCHE 1 (15)		8/27/2029	3,051	—	30,510
QUARTERNORTH TRANCHE 2 (15)		8/27/2029	5,876	—	35,256

					65,766

Healthcare – 0.0%
Gemphire Therapeutics, Inc. (9) (10) (15)		3/15/2022	4,752	—	—

Media/Telecommunications – 0.1%
iHeartMedia, Inc. (7) (15)		5/1/2039	2,875	52,988	71,861

Total Warrants					137,627

Total Investments – 98.1%				$57,087,087	$62,987,154

Cash Equivalents – 3.2%(19)					$2,033,024
Other Assets & Liabilities, net – (1.2%)					$(801,926)

Net Assets – 100.0%					$64,218,252

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

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2021

(Unaudited)

(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at September 30, 2021. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2021 was 0.13%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(6)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2021 was 0.08%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(7)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company (“BDC”), may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 13.2% of the Company’s total assets as of September 30, 2021.

(8)

The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at September 30, 2021 was 0.16%. The LIBOR rate used to calculate interest is the higher of the prevailing 6 month LIBOR rate in effect on the date of the semiannual reset, or the LIBOR base rate floor shown.

(9)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $17,206,459 or 26.8% of net assets were fair valued under the Company’s valuation procedures as of September 30, 2021.

(10)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(11)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of September 30, 2021, these securities amounted to $6,970,635, or 10.9% of net assets.

(12)	The investment is considered to be the equity tranche of the issuer.
(13)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(14)	The issuer is in default of its payment obligation, or is in danger of default.
(15)	Non-income producing security.
(16)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2021, the aggregate fair value of these securities is $483,600 or 0.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquition Date
Amryt Pharma, PLC – Common Stock	12/7/20

(17)	Represents an affiliated issuer. Assets with a total aggregate market value of $12,351,057, or 19.2% of net assets, were affiliated with the Company as of September 30, 2021. See Note 10.
(18)	The issuer has suspended the quarterly dividend for this security.
(19)	State Street U.S. Government Money Market Fund.

Glossary

PIK	Payment-in-Kind

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2020

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value

Senior Secured Loans – 56.1%(4)
Energy – 0.7%
Fieldwood Energy, LLC (First Lien Term Loan)(5)			4/11/2022	$1,800,549	$1,797,905	$422,004
Fieldwood Energy, LLC (Second Lien Term Loan)(5)			4/11/2023	567,797	555,600	823

						422,827

Healthcare – 51.5%
Air Methods Corp. (First Lien Term Loan)(6)	L + 350	1.00%	4/22/2024	1,962,492	1,541,038	1,900,674
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(7) (8)	L + 375	0.00%	2/27/2026	2,540,954	2,530,710	2,461,549
BioClinica Holding I, LP (First Lien Term Loan)(7)	L + 425	1.00%	10/20/2023	1,932,103	1,743,186	1,930,905
BW NHHC Holdco, Inc. (First Lien Term Loan)(6)	L + 500	0.00%	5/15/2025	4,513,889	3,048,509	3,988,698
CNT Holdings I Corp. (Second Lien Term Loan)(6)	L + 675	0.75%	10/16/2028	1,500,000	1,492,584	1,530,000
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)(9)	4% Fixed		7/1/2026	333,333	761	(5,833)
Covenant Surgical Partners, Inc. (First Lien Term Loan)(7)	L + 400	0.00%	7/1/2026	1,645,937	1,649,733	1,617,133
Envision Healthcare Corp. (First Lien Term Loan)(7)	L + 375	0.00%	10/10/2025	5,887,406	4,395,759	4,937,355
Global Medical Response, Inc. (First Lien Term Loan)(6)	L + 425	1.00%	3/14/2025	3,400,802	3,097,724	3,375,296
Patterson Medical Holdings, Inc. (First Lien Term Loan)(6)	L + 475	1.00%	8/29/2022	2,421,410	2,165,282	2,345,741
RadNet, Inc. (First Lien Term Loan)(6) (8)	L + 375	1.00%	6/30/2023	3,462,143	3,370,868	3,461,711
RxBenefits, Inc. (First Lien Term Loan)(6)	L + 525	0.75%	12/17/2027	4,000,000	3,920,077	3,980,000
Sound Inpatient Physicians (Second Lien Term Loan)(7)	L + 675	1.00%	6/26/2026	1,555,556	1,448,342	1,547,778

						33,071,007

Manufacturing – 2.6%
Truck Hero, Inc. (Second Lien Term Loan)(7)	L + 825	1.00%	4/17/2025	1,666,667	1,245,903	1,666,667

Telecommunication Services – 1.3%
TerreStar Corp. (First Lien Term Loan E)(10) (11)	11% PIK		2/27/2022	653,280	653,280	653,280
TerreStar Corp. (First Lien Term Loan F)(10) (11)	11% PIK		2/28/2022	154,659	154,659	154,659
TerreStar Corp. (First Lien Term Loan G)(10) (11)	11% PIK		2/28/2022	27,631	27,631	27,631
TerreStar Corp. (First Lien Term Loan H)(10) (11)	11% PIK		2/28/2022	26,000	26,000	26,000

						861,570

Total Senior Secured Loans						36,022,071

Asset-Backed Securities – 0.5%
Financials – 0.5%
Grayson Investor Corp. (8) (10) (11) (12) (13) (14)			11/1/2021	800	456,000	286,000
PAMCO CLO 1997-1A B (8) (10) (11) (12) (14) (15)				374,239	215,187	77,767

						363,767

Total Asset-Backed Securities						363,767

Corporate Bonds – 10.7%
Healthcare – 10.2%
Hadrian Merger Sub, Inc. (12)	8.500%		5/1/2026	2,728,000	2,343,691	2,826,371
Surgery Center Holdings (8) (12)	6.750%		7/1/2025	3,630,000	3,494,669	3,704,869

						6,531,240

Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (8)	8.375%		5/1/2027	214,073	584,792	228,903
iHeartCommunications, Inc. (8)	6.375%		5/1/2026	$115,507	$313,455	$123,809

						352,712

Total Corporate Bonds						6,883,952

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2020

			Shares
Common Stocks – 15.0%
Chemicals – 0.1%
MPM Holdings, Inc. (16)			8,500	17,000	42,500

Financials – 1.8%
American Banknote Corp. (10) (11) (16)			750,000	2,062,500	1,125,000

Healthcare – 0.9%
Amryt Pharma, PLC (8) (16) (17)			40,000	500,000	566,400

SteadyMed Ltd. (8) (10) (11) (16)			54,749	14,508	40,405

					606,805

Real Estate – 2.6%
IQHQ, Inc. (10) (11)			100,000	1,500,000	1,661,000

Real Estate Investment Trust (REIT) – 1.5%
NexPoint Residential Trust, Inc. (8) (18)			22,640	708,025	957,898

Retail – 0.8%
Tru Kids, Inc. (10) (11) (16)			237	1,119,168	532,642

Service – 0.1%
Wayne Services Legacy Inc. (10) (11) (16)			237	253,404	59,183

Telecommunication Services – 7.2%
TerreStar Corp. (10) (11) (16)			14,035	1,599,990	4,630,427

Total Common Stocks					9,615,455

LLC Interests – 10.2%
Consumer Products – 3.2%
US GAMING LLC (10) (11) (16)			2,000	2,000,000	2,070,427

Real Estate – 6.6%
SFR WLIF III, LLC (10) (11) (18)			1,651,112	1,651,112	1,493,629

SFR WLIF II, LLC (10) (11) (18)			3,348,888	3,348,888	2,742,974

					4,236,603

Real Estate Investment Trust (REIT) – 0.4%
NexPoint Capital REIT, LLC (10) (11) (18) (19)			100	—	228,215

Total LLC Interests					6,535,245

Partnership Units – 8.1%
Real Estate – 8.1%
NexPoint Real Estate Finance Operating Partnership, LP (18)			315,631	6,312,618	5,214,223

Total Partnership Units					5,214,223

	Preferred Dividend Rate
Preferred Stocks – 0.0%
Real Estate Investment Trust (REIT) – 0.0%
RAIT Financial Trust (20)	8.875%		148,057	3,051,714	—

Total Preferred Stocks

Warrants – 0.1%
Healthcare – 0.0%
Galena Biopharma, Inc. (10) (11) (16)		1/12/2021	1,500,054	—	1
Gemphire Therapeutics, Inc. (10) (11) (16)		3/15/2022	4,752	—	—
SCYNEXIS, Inc. (10) (11) (16)		6/21/2021	19,500	—	—

					1

Media/Telecommunications – 0.1%
iHeartMedia, Inc. (8) (16)		5/1/2039	2,875	52,988	33,901

Total Warrants					33,902

Total Investments – 100.7%				$66,465,260	$64,668,615

Cash Equivalents – 0.8%(21)					$525,975
Other Assets & Liabilities, net – (1.5%)					$(1,004,118)

Net Assets – 100.0%					$64,190,472

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
(17)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities is $566,400 or 0.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Amryt Pharma, PLC – Common Stock	12/7/20

(18)	Represents an affiliated issuer. Assets with a total aggregate fair value of $10,636,939, or 16.6% of net assets, were affiliated with the Company as of December 31, 2020. See Note 10.
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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of September 30, 2021, the Adviser controls 2,549,002 total shares (or 24.33%) of the Company, including reinvestment of dividends, for a net amount of approximately $16.3 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2021. The interim financial data as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods presented.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of September 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $2,159,475 and $729,467, respectively. As of September 30, 2021 and December 31, 2020, $2,033,024 and $525,975 was held in the State Street U.S. Government Money Market Fund, and $126,451 and $203,492 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Schedules of Investments for the Company, as applicable. As of September 30, 2021 and December 31, 2020, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and nine months ended September 30, 2021, the Company recognized $6,181 and $6,181 of fee income, respectively. For the three and nine months ended September 30, 2020, the Company recognized $1 and $108,555 of fee income, respectively.

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

As of September 30, 2021, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value

Grayson Investor Corp.	Asset-Backed Securities	$352,500
PAMCO CLO 1997-1A B	Asset-Backed Securities	89,759
American Banknote Corp.	Common Stocks	1,717,500
IQHQ, Inc.	Common Stocks	1,661,000
MPM Holdings, Inc.	Common Stocks	42,500
TerreStar Corp.	Common Stocks	4,740,040
Wayne Services Legacy Inc.	Common Stocks	17,196
SFR WLIF III, LLC	LLC Interests	1,540,685
SFR WLIF II, LLC	LLC Interests	3,234,434
US GAMING LLC	LLC Interests	2,874,640
TerreStar Corp.	Senior Secured Loans	168,100
TerreStar Corp.	Senior Secured Loans	710,053
TerreStar Corp.	Senior Secured Loans	30,032
TerreStar Corp.	Senior Secured Loans	28,020
Gemphire Therapeutics, Inc.	Warrants	—

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

As of September 30, 2021, the Company’s investments consisted of senior secured loans, bonds, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

	September 30, 2021
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Healthcare	$—	$28,036,763	$—	$28,036,763
Telecommunication Services	—	—	936,205	936,205
Asset-Backed Securities
Financials	—	—	442,259	442,259
Corporate Bonds
Healthcare	—	6,528,376	—	6,528,376
Media/Telecommunications	—	351,137	—	351,137
Common Stocks
Chemicals	—	—	42,500	42,500
Energy	—	917,254	—	917,254
Financials	—	—	1,717,500	1,717,500
Healthcare	483,600	—	—	483,600
Real Estate	6,148,490	—	1,661,000	7,809,490
Real Estate Investment Trusts (REITs)	1,427,448	—	—	1,427,448
Service	—	—	17,196	17,196
Telecommunication Services	—	—	4,740,040	4,740,040
LLC Interests
Consumer Products	—	—	2,874,640	2,874,640
Real Estate	—	—	4,775,119	4,775,119
Preferred Stocks
Financials	—	1,750,000	—	1,750,000
Warrants
Energy	—	65,766	—	65,766
Healthcare(1)	—	—	—	—
Media/Telecommunications	—	71,861	—	71,861

Total Assets	$8,059,538	$37,721,157	$17,206,459	$62,987,154

Total Investments	$8,059,538	$37,721,157	$17,206,459	$62,987,154

(1)	Gemphire Therapeutics, Inc. Warrants at zero value.

	December 31, 2020
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Energy	$—	$422,827	$—	$422,827
Healthcare	—	33,071,007	—	33,071,007
Manufacturing	—	1,666,667	—	1,666,667
Telecommunication Services	—	—	861,570	861,570
Asset-Backed Securities
Financials	—	—	363,767	363,767
Corporate Bonds
Healthcare	—	6,531,240	—	6,531,240
Media/Telecommunications	—	352,712	—	352,712
Common Stocks
Chemicals	—	42,500	—	42,500
Financials	—	—	1,125,000	1,125,000
Healthcare	566,400	—	40,405	606,805
Real Estate	—	—	1,661,000	1,661,000
Real Estate Investment Trusts (REITs)	957,898	—	—	957,898
Retail	—	—	532,642	532,642
Service	—	—	59,183	59,183
Telecommunication Services	—	—	4,630,427	4,630,427
LLC Interests
Consumer Products	—	—	2,070,427	2,070,427
Real Estate	—	—	4,236,603	4,236,603
Real Estate Investment Trusts (REITs)	—	—	228,215	228,215

Partnership Units
Real Estate	—	5,214,223	—	5,214,223
Preferred Stock(1)	—	—	—	—
Warrants
Healthcare	—	—	1	1
Media/Telecommunications	—	33,901	—	33,901

Total Assets	$1,524,298	$47,335,077	$15,809,240	$64,668,615

Total Investments	$1,524,298	$47,335,077	$15,809,240	$64,668,615

(1)	Includes RAIT Financial Trust Preferred Stock at zero value.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2021.

Investments:	Balance as of December 31, 2020	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of September 30, 2021	Change in unrealized gain/(loss) on Level 3 securities still held at period end

Assets
Senior Secured Loans
Telecommunication Services	$861,570	$—	$—	$—	$—	$—	$—	$74,635	$—	$936,205	$—
Asset-Backed Securities
Financials	363,767	—	—	—	—	—	78,492	—	—	442,259	78,492
Common Stocks
Chemicals	—	42,500	—	—	—	—	—	—	—	42,500	—
Financials	1,125,000	—	—	—	—	—	592,500	—	—	1,717,500	592,500
Healthcare	40,405	—	—	—	—	(14,509)	(25,896)	—	—	—	—
Real Estate	1,661,000	—	—	—	—	—	—	—	—	1,661,000	—
Retail	532,642	—	—	—	—	(515,500)	586,525	—	(603,667)	—	—
Service	59,183	—	—	—	—	—	(41,987)	—	—	17,196	(41,987)
Telecommunication Services	4,630,427	—	—	—	—	—	109,613	—	—	4,740,040	109,613
LLC Interests
Consumer Products	2,070,427	—	—	—	—	—	804,213	—	—	2,874,640	804,213
Real Estate	4,236,603	—	—	—	—	—	538,516	—	—	4,775,119	538,516
Real Estate Investment Trusts (REITs)	228,215	—	—	—	(200,000)	—	(28,215)	—	—	—	—
Warrants
Healthcare	1	—	—	—	—	—	(1)	—	—	—	(1)

Total	$15,809,240	$42,500	$—	$—	$(200,000)	$(530,009)	$2,613,760	$74,635	$(603,667)	$17,206,459	$2,027,235

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

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the nine months ended September 30, 2021, there was one private placement equity position that transferred in to Level 3. Determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the nine months ended September 30, 2020, there were five transfers from Level 2 to Level 3 due to decreases in market activity. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of September 30, 2021 and December 31, 2020:

Investment	Fair value at September 30, 2021	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)

LLC Interest	$7,649,759	Discounted Cash Flow Net Asset Value Multiples Analysis	Discount Rate N/A Multiple of EBITDA	1.49% - 5.43% (3.46%) N/A 5.95x - 7.85x (6.95x)
Common Stock	8,178,236	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Liquidity Discount Enterprise Value ($mm) Transaction Price Per Share Recovery Rate Claim Value	16.10% 3.00x - 8.00x (5.50x) $0.09 - $0.95 ($0.52) 25% $841 $16.61 75% - 100% (94%) $5
Senior Secured Loans	936,205	Discounted Cash Flow	Discount Rate	11.00%
Asset-Backed Securities	442,259	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Warrants	—	Black-Scholes Model	Volatility Assumption	97.4%

Total	$17,206,459

Investment	Fair value at December 31, 2020	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)

LLC Interest	$6,535,245	Discounted Cash Flow Net Asset Value Multiples Analysis	Discount Rate Long Term Growth Rate Net Asset Value Multiple of EBITDA	1.28% - 11.30% 6.90% $0.82 - $2,282.15 3.50x - 7.95x
Common Stock	8,048,657	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Probability Weighted Expected Return	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Liquidity Discount Enterprise Value ($mm) Transaction Price Per Share Multiple of EBITDA Cash Offer per Share Probability Assessment	15.50% 3.50x - 7.00x $0.09 - $0.95 25% $771.00 $2.75 - $16.61 8.00x $2,500 20%
Senior Secured Loans	861,570	Discounted Cash Flow	Discount Rate	11.00%
Asset-Backed Securities	363,767	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Warrants	1	Black-Scholes Model	Volatility Assumption	78.9% - 429.9%

Total	$15,809,240

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the nine months ended September 30, 2021 and September 30, 2020, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the nine months ended September 30, 2021 and September 30, 2020. Selling commissions and fees of $0 and $0 were paid for the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020

Net increase (decrease) in net assets from operations	$(18,453)	$2,652,096	$5,575,029	$(23,564,609)
Weighted average common shares outstanding	10,141,588	10,528,658	10,316,029	10,520,781
Earnings (loss) per common share-basic and diluted	$—	$0.25	$0.54	$(2.24)

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

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at September 30, 2021:

	Fair value	Percentage
Assets
Healthcare	$35,048,739	55.6%
Real Estate	12,584,609	20.0%
Telecommunication Services	5,676,245	9.0%
Financials	3,909,759	6.2%
Consumer Products	2,874,640	4.5%
Real Estate Investment Trusts (REITs)	1,427,448	2.3%
Energy	983,020	1.6%
Media/Telecommunications	422,998	0.7%
Chemicals	42,500	0.1%
Service	17,196	0.0%

Total Assets	$62,987,154	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2020:

	Fair value	Percentage
Assets
Healthcare	$40,209,053	62.2%
Real Estate	11,111,826	17.2%
Telecommunication Services	5,491,997	8.5%
Consumer Products	2,070,427	3.2%
Manufacturing	1,666,667	2.6%
Financials	1,488,767	2.3%
Real Estate Investment Trusts (REITs)	1,186,113	1.8%
Retail	532,642	0.8%
Energy	422,827	0.6%
Media/Telecommunications	386,613	0.6%
Service	59,183	0.1%
Chemicals	42,500	0.1%

Total Assets	$64,668,615	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of September 30, 2021:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$23,805,854	$25,882,233	41.1%
Senior Secured Loans - Second Lien	2,953,559	3,090,735	4.9%
Asset-Backed Securities	671,187	442,259	0.7%
Corporate Bonds	6,796,510	6,879,513	10.9%
Common Stocks	14,056,989	17,155,028	27.3%
LLC Interests	7,000,000	7,649,759	12.1%
Preferred Stocks	1,750,000	1,750,000	2.8%
Warrants	52,988	137,627	0.2%

Total Assets	$57,087,087	$62,987,154	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2020:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans – First Lien	$30,123,122	$31,276,803	48.3%
Senior Secured Loans – Second Lien	4,742,429	4,745,268	7.3%
Asset-Backed Securities	671,187	363,767	0.6%
Corporate Bonds	6,736,607	6,883,952	10.6%
Common Stocks	7,774,595	9,615,455	14.9%
LLC Interests	7,000,000	6,535,245	10.1%
Partnership Units	6,312,618	5,214,223	8.1%
Preferred Stocks	3,051,714	—	0.0%
Warrants	52,988	33,902	0.1%

Total Assets	$66,465,260	$64,668,615	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at September 30, 2021:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$442,259	0.7%
Great Britain (1)	483,600	0.8%
Luxembourg(1)	2,503,443	4.0%
United States	59,557,852	94.5%

Total Assets	$62,987,154	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2020:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$363,767	0.6%
Great Britain(1)	566,400	0.9%
Luxembourg(1)	2,461,549	3.8%
United States	61,276,899	94.7%

Total Assets	$64,668,615	100.0%

(1)	Investment denominated in USD.

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

For the three and nine months ended September 30, 2021, the Company incurred investment advisory fees payable to the Adviser of $291,857 and $900,559, respectively. For the three and nine months ended September 30, 2020, the Company incurred investment advisory fees payable to the Adviser of $201,136 and $829,100, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to September 30, 2018 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after September 30, 2018 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after September 30, 2018 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three and nine months ended September 30, 2021, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. For the three and nine months ended September 30, 2020, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of September 30, 2021.

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

For the three and nine months ended September 30, 2021, the Company incurred administration fees payable to the Adviser of $61,568 and $183,308, respectively. For the three and nine months ended September 30, 2020, the Company incurred administration fees payable to the Adviser of $59,839 and $185,433, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to September 30, 2018 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after September 30, 2018 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after September 30, 2018 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and nine months ended September 30, 2021 and September 30, 2020, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2021, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

Fees Paid to Officers and Directors

Each director receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. Directors are reimbursed for actual out-of-pocket expenses relating to attendance at meetings, however, the Chairman of the Board and the Chairman of the Audit and Qualified Legal Committee each receive an additional payment of $10,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The Directors do not receive any separate compensation in connection with service on Committees or for attending Board or Committee Meetings. They do not have any pension or retirement plan. The “Fund Complex” consists of all of the RICs advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employed by the Adviser, its affiliates or Skyview Group, Inc. (“Skyview”). In light of certain relationships between John Honis, a director of the Company, and historically affiliated entities of the Adviser, including prior affiliate Highland Capital Management, L.P. (“HCMLP”), arising out of HCMLP’s pending Chapter 11 proceedings, Mr. Honis is treated as an “interested person” of the Company (as defined in the 1940 Act) effective January 28, 2020.

For the three and nine months ended September 30, 2021, the Company recorded an expense relating to director fees of $4,695 and $13,460, respectively. For the three and nine months ended September 30, 2020, the Company recorded an expense relating to director fees of $6,238 and $16,127, respectively, which represents the allocation of the director fees to the Company. As of September 30, 2021, there was no expenses payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 60 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2022.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of September 30, 2021 is $976,335. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of September 30, 2021, June 30, 2021 and March 31, 2021, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
September 30, 2021	$664,052	$463,553	$200,499	$68,134	September 30, 2024
June 30, 2021	$436,866	$304,501	$132,365	$68,919	June 30, 2024
March 31, 2021	$220,126	$156,680	$63,446	$63,446	March 31, 2024

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2018	$1,352,097	$924,677	$427,420	$279,079	December 31, 2021
September 30, 2018	950,045	801,704	148,341	—	Expired
June 30, 2018	613,809	489,460	124,349	—	Expired
March 31, 2018	341,882	261,736	80,146	—	Expired

During the three and nine months ended September 30, 2021, $23,992 and $148,341, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the three and nine months ended September 30, 2021 and September 30, 2020, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made since inception, the net asset value (“NAV”) as of September 30, 2021 would have been lower by approximately this amount.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of September 30, 2021 and December 31, 2020, $61,306 and $101,542 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.

As of September 30, 2021 and December 31, 2020, the Company owed $354,231 and $423,537, respectively, to the Adviser, largely related to advisory fees, and administration fees.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the nine months ended September 30, 2021 and September 30, 2020, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer for the third quarter of 2021 from August 20, 2021, until expiration of September 20, 2021 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the third quarter tender offer, 119,019 shares of the Company were tendered for repurchase, constituting approximately 1.17% of the Company’s outstanding shares.

For the nine months ended September 30, 2021, the Company repurchased 0 shares as part of its death and disability repurchase program.

Note 7 — Credit Facility and Leverage Facilities

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days notice. On April 15, 2020, the Financing Arrangement was paid down and closed. At September 30, 2021, there were no current outstanding or fair value amounts.

For the three and nine months ended September 30, 2020, the components of total interest expense were as follows:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Direct interest expense	$—	$176,911
Commitment fees	—	(204)
Amortization of financing costs	—	—

Total interest expense	$—	$176,707

Average daily amount outstanding	—	22,670,341	(1)
Weighted average interest rate	—	2.67	%(1)

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

Period ended	Total amount outstanding	% of asset coverage
09/30/2021	$—	—%
06/30/2021	—	—%
03/31/2021	—	—%
12/31/2020	—	—%

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

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company would have treated the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by the Company under the TRS, as a senior security for the life of that instrument. As of and for the nine months ended September 30, 2021, the Company has $0 in receivable from BNP Paribas.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each security underlying the TRS as a qualifying asset if such security is a loan and the obligor on such loan is an eligible portfolio company, and as a non-qualifying asset if the obligor is not an eligible portfolio company.

As of and for the period ended September 30, 2021, there were no positions held in the TRS.

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

Note 8 — Economic Dependency and Commitments and Contingencies

The Adviser has entered into a Services Agreement with Skyview, effective February 25, 2021, pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser, and not the Company, will compensate Skyview.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2021.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2021, the Company had no unfunded debt commitments.

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

Interest Rate Risk

Interest Rate risk is the risk that fixed income securities will decline in value because of changes in interest rates. When interest rates decline, the value of fixed rate securities already held by the Company can be expected to rise. Conversely, when interest rates rise, the value of existing fixed rate portfolio securities can be expected to decline. A company with a longer average portfolio duration will be more sensitive to changes in interest rates than a fund with a shorter average portfolio duration Recent and potential future changes in government monetary policy may affect the level of interest rates.

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

Due to manipulation allegations in 2012 and reduced activity in the financial markets that it measures, in July 2017, the Financial Conduct Authority (the “FCA”), the United Kingdom financial regulatory body, announced a desire to phase out the use of LIBOR by the end of 2021 and that it will stop encouraging banks to provide the quotations needed to sustain LIBOR. The ICE Benchmark Administration Limited, the administrator of LIBOR, is expected to cease publishing most LIBOR maturities, including some US LIBOR maturities, on December 31, 2021, and the remaining and most liquid US LIBOR maturities on June 30, 2023. Before the end of 2021, it is expected that market participants will transition to the use of alternative reference or benchmark rates. However, although regulators have encouraged the development and adoption of alternative rates, such as the Secured Overnight Financing Rate (“SOFR”), there is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.

It is expected that market participants will amend financial instruments referencing LIBOR to include fallback provisions and other measures that contemplate the discontinuation of LIBOR or other similar market disruption events, but neither the effect of the transition process nor the viability of such measures is known. To facilitate the transition of legacy derivatives contracts referencing LIBOR, the International Swaps and Derivatives Association, Inc. launched a protocol to incorporate fallback provisions. However, there are obstacles to converting certain longer term securities and transactions to a new benchmark or benchmarks and the effectiveness of one alternative reference rate versus multiple alternative reference rates in new or existing financial instruments and products has not been determined. Certain proposed replacement rates to LIBOR, such as SOFR, which is a broad measure of secured overnight US Treasury repo rates, are materially different from LIBOR, and changes in the applicable spread for financial instruments transitioning away from LIBOR will need to be made to accommodate the differences. Furthermore, the risks associated with the expected discontinuation of LIBOR and transition to replacement rates may be exacerbated if an orderly transition to an alternative reference rate is not completed in a timely manner. As market participants transition away from LIBOR, LIBOR’s usefulness may deteriorate. The transition process may lead to increased volatility and illiquidity in markets that currently rely on LIBOR to determine interest rates. LIBOR’s deterioration may adversely affect the liquidity and/or market value of securities that use LIBOR as a benchmark interest rate.

Operational and Technology Risk

The risk that cyberattacks, disruptions, or failures that affect the Funds’ service providers, counterparties, market participants, or issuers of securities held by the Funds may adversely affect the Funds and its shareholders, including by causing losses for the Funds or impairing Fund operations.

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

Pandemics and Associated Economic Disruption Risk

An outbreak of respiratory disease caused by a novel coronavirus was first detected in China in December 2019 and subsequently spread globally. This coronavirus has resulted in the closing of borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general anxiety and economic uncertainty. The impact of this coronavirus may be short-term or may last for an extended period of time and has resulted in a substantial economic downturn. Health crises caused by outbreaks of disease, such as the coronavirus, may exacerbate other pre-existing political, social and economic risks. This outbreak, and other epidemics and pandemics that may arise in the future, could negatively affect the global economy, as well as the economies of individual countries, individual companies and the market in general in significant and unforeseen ways. For example, a widespread health crisis such as a global pandemic could cause substantial market volatility, exchange trading suspensions and closures, impact the Company’s ability to complete tender offer requests, and affect Company performance. Any such impact could adversely affect the Company’s performance, the performance of the issuers in which the Company invests, lines of credit available to the Company and may lead to losses on your investment in the Company. In addition, the increasing interconnectedness of markets around the world may result in many markets being affected by events or conditions in a single country or region or events affecting a single or small number of issuers.

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

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of September 30, 2021:

Affiliated investments	Shares at December 31, 2020	Fair value as of December 31, 2020	Transfers in (at cost)	Purchases	Sales	Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of September 30, 2021	Shares at September 30, 2021	Affiliated Dividend income
NexPoint Residential Trust, Inc.	22,640	$957,898	$—	$23,338	$—	$—	$446,212	$1,427,448	23,068	$23,415

NexPoint Capital REIT, LLC(1)	100	228,215	—	—	—	—	(228,215)	—	—	200,000

NexPoint Real Estate Finance Operating Partnership, LP	315,631	5,214,223	—	—	(6,691)	378,757	1,098,395	6,684,684	315,631	299,849

NexPoint Real Estate Finance, Inc.	—	—	—	6,691	—	—	(542,885)	(536,194)	—	149,925

SFR WLIF III, LLC	1,651,112	1,493,629	—	—	—	—	47,056	1,540,685	1,651,112	58,493

SFR WLIF II, LLC	3,348,888	2,742,974	—	—	—	—	491,460	3,234,434	3,348,888	199,246

Total affiliated investments	5,338,371	$10,636,939	$—	$30,029	$(6,691)	$378,757	$1,312,023	$12,351,057	5,338,699	$930,928

(1)

The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the nine months ended September 30, 2021 and September 30, 2020 is as follows:

	For the Nine Months Ended September 30, 2021 (Unaudited)	For the Nine Months Ended September 30, 2020 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$6.13	$8.53
Income from investment operations:
Net investment income(1)	0.19	0.22
Net realized and unrealized gain (loss)	0.35	(2.46)

Total from investment operations	0.54	(2.24)

Less distribution declared to common shareholders:
From net investment income	(0.27)	(0.33)

Total distributions declared to common shareholders	(0.27)	(0.33)

Capital share transactions
Issuance of common stock(2)	—	—
Shares tendered(1)	—	— (3)

Net asset value, end of period	$6.40	$5.96
Net asset value total return(4)(5)	8.89%	(26.38)%

Ratio and supplemental data:
Net assets, end of period (in 000’s)	$64,218	$62,597
Shares outstanding, end of period	10,037,423	10,494,309
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(6)	3.68%	3.86%
Fees and expenses waived or reimbursed(6)	(0.41)%	(0.50)%
Net operating expenses(6)	3.27%	3.36%
Net investment income (loss) before fees waived or reimbursed(6)	3.52%	4.15%
Net investment income (loss) after fees waived or reimbursed(6)	3.93%	4.65%
Ratio of interest and credit facility expenses to average net assets(6)	—%	0.36%
Portfolio turnover rate(5)	7%	72%
Asset coverage ratio	—%	—%
Weighted average commission rate paid(7)	$—	$0.0328

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

Note 12 — Subsequent Events

The Adviser has evaluated the impact of all subsequent events on the Company through the date the financial statements were issued and has determined that there were no such subsequent events to report which have not already been recorded or disclosed in these financial statements and accompanying notes.

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

The Adviser has also entered into a Services Agreement with Skyview Group (“Skyview”), effective February 25, 2021, pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser will compensate all Adviser and Skyview personnel who provide services to the Company.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of September 30, 2021, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $16.3 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of September 30, 2021, are $976,335. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2021 quarterly fee waivers and expense reimbursements due from the Adviser as of September 30, 2021, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
September 30, 2021	$664,052	$463,553	$200,499	$68,134	September 30, 2024
June 30, 2021	$436,866	$304,501	$132,365	$68,919	June 30, 2024
March 31, 2021	$220,126	$156,680	$63,446	$63,446	March 31, 2024

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

The following table reflects the 2018 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2018	$1,352,097	$924,677	$427,420	$279,079	December 31, 2021
September 30, 2018	950,045	801,704	148,341	—	Expired
June 30, 2018	613,809	489,460	124,349	—	Expired
March 31, 2018	341,882	261,736	80,146	—	Expired

During the three and nine months ended September 30, 2021, $23,992 and $148,341, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and nine months ended September 30, 2021 and September 30, 2020:

During the nine months ended September 30, 2021, we made long investments in portfolio companies and other investments totaling $4,164,636. During the same period, we generated proceeds from sales and principal repayments on long investments of $10,274,204. As of September 30, 2021, our investment portfolio, with a total fair value of $63.0 million, consisted of 41 interests in portfolio companies (calculated as a percentage of total invested assets: 41.1% in first lien senior secured loans, 4.9% in second lien senior secured loans, 10.9% in corporate bonds, 0.7% in asset-backed securities, 0.2% in warrants, 27.2% in common stock, 2.8% in preferred stock, and 12.1% in LLC interests). As of September 30, 2021, there were no investments under the TRS with BNP Paribas in our portfolio. On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 90.87% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 5.28% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

During the nine months ended September 30, 2020, we made long investments in portfolio companies and other investments totaling $48,565,179. During the same period, we generated proceeds from sales and principal repayments on long investments of $69,041,052. As of September 30, 2020, our investment portfolio, with a total fair value of $59.0 million, consisted of 44 interests in portfolio companies (calculated as a percentage of total invested assets: 43.9% in first lien senior secured loans, 10.2% in second lien senior secured loans, 0.0% in unsecured loans, 0.0% in escrow loans, 11.3% in corporate bonds, 0.5% in asset-backed securities, 0.0% in closed-end mutual funds, 0.0% in warrants, 15.9% in common stock, 0.0% in preferred stock, 0.0% in mortgage-backed-securities, 10.4% in LLC interests, and 7.8% in Partnership units). The investments in our portfolio carry a weighted average price of 86.54% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 5.55% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity. As of September 30, 2020, there were no positions held in the TRS.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2021, and September 30, 2020:

Net Investment Activity	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Purchases	$3,762,375	$4,164,636
Payment-in-kind	25,832	74,634
Sales and Principal Repayments	(2,474,849)	(10,274,204)

Net Portfolio Activity	$(1,313,358)	$(6,034,934)

Net Investment Activity	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Purchases	$6,319,587	$48,565,179
Payment-in-kind	22,425	377,440
Sales and Principal Repayments	(8,317,408)	(69,041,052)

Net Portfolio Activity	$(1,975,396)	$(20,098,433)

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$2,004,544	53.28%	$2,337,877	56.14%
Senior Secured Loans—Second Lien	—	0.0%	—	0.0%
Corporate Bonds	—	0.0%	—	0.0%
Preferred Stocks	1,750,000	46.51%	1,750,000	42.02%
LLC Interests	—	0.0%	—	0.0%
Warrants	—	0.0%	53,420	1.28%
Common Stocks	7,830	0.21%	23,339	0.56%

Total Investment Activity	$3,762,374	100.0%	$4,164,636	100.0%

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$—	0.0%	$23,206,099	47.7%
Senior Secured Loans—Second Lien	—	0.0%	4,807,222	9.9%
Corporate Bonds	—	0.0%	4,842,635	10.0%
Partnership Units	6,312,618	99.9%	6,312,618	13.0%
Equities	6,969	0.1%	3,083,987	6.4%
LLC Interests	—	0.0%	6,312,618	13.0%

Total Investment Activity	$6,319,587	100.0%	$48,565,179	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2021, and December 31, 2020:

September 30, 2021
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$23,805,854	25,882,233	41.1%
Senior Secured Loans — Second Lien	2,953,559	3,090,735	4.9%
Asset-Backed Securities	671,187	442,259	0.7%
LLC Interests	7,000,000	7,649,759	12.1%
Corporate Bonds	6,796,510	6,879,513	10.9%
Common Stocks	14,056,989	17,155,028	27.2%
Preferred Stocks	1,750,000	1,750,000	2.8%
Warrants	52,988	137,627	0.2%

Total Invested Assets	$57,087,087	$62,987,154	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2020
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$30,123,122	$31,276,803	48.4%
Senior Secured Loans — Second Lien	4,742,429	4,745,268	7.3%
Asset-Backed Securities	671,187	363,767	0.6%
LLC Interests	7,000,000	6,535,245	10.1%
Corporate Bonds	6,736,607	6,883,952	10.6%
Common Stocks	7,774,595	9,615,455	14.9%
Preferred Stock	3,051,714	—	0.0%
Warrants	52,988	33,902	0.1%
Partnership Units	6,312,618	5,214,223	8.1%

Total Invested Assets	$66,465,260	$64,668,615	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Number of Investments	41	45
% Variable Rate (based on fair value)	78%	82%
% Non-Income Producing Equity or Other Investments (based on fair value)	20%	18%
Weighted Average Cost Price of Investments (as a % of par or stated value)	90.87%	88.76%
Weighted Average Credit Rating of Investments that were Rated	Caa1	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.2%	0.2%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2021, and December 31, 2020:

	September 30, 2021		December 31, 2020
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$5,676,245	12.2%	$5,491,997	9.2%
Broadly Syndicated – Public	422,998	7.3%	386,613	0.7%
Middle-Market	56,445,652	75.6%	58,426,238	90.3%
Opportunistic/Other	442,259	4.9%	363,767	0.6%

Total Invested Assets	$62,987,154	100.0%	$64,668,615	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2021, and December 31, 2020:

	September 30, 2021		December 31, 2020
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	$42,500	0.1%
Consumer Products	2,874,640	4.6%	2,070,427	3.2%
Energy	983,020	1.6%	422,827	0.7%
Financials	3,909,759	6.2%	1,488,767	2.3%
Healthcare	35,048,740	55.6%	40,209,053	62.2%
Media/Telecommunications	422,998	0.7%	386,613	0.6%
Real Estate Investment Trusts (REITs)	1,427,448	2.2%	1,186,113	1.8%
Real Estate	12,584,608	20.0%	11,111,826	17.2%
Retail	—	0.0%	532,642	0.8%
Service	17,196	0.0%	59,183	0.1%
Telecommunication Services	5,676,245	9.0%	5,491,997	8.5%
Manufacturing	—	0.0%	1,666,667	2.6%

Total Invested Assets	$62,987,154	100.0%	$64,668,615	100.0%

As of September 30, 2021, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, Inc., SFR WLIF II, LLC, SFR WLIF III, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of September 30, 2021, and December 31, 2020, 55.6% and 62.2% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Envision Healthcare Corp.: As of September 30, 2021, and December 31, 2020, we held first lien senior secured loans of Envision Healthcare Corp. with an aggregate fair value of $5.2 million and $4.9 million, respectively. Envision Healthcare Corporation is a nationwide provider of healthcare clinical solutions, including physician-led services, ambulatory services, and post-acute services, in addition to being one of the largest owner and operator of ambulatory surgery centers. As of September 30, 2021, the company delivered physician services to more than 2,000 clinical departments in healthcare facilities in 43 states through a 24,000 physician and other healthcare professional employee team. In addition, the company operated 255 ambulatory surgery centers in 34 states with approximately 2,000 physician partners and 1,000 other affiliated physicians.

RXBenefits, Inc.: As of September 30, 2021, and December 31, 2020, we held first lien senior secured loans of RXBenefits, Inc. with an aggregate fair value of $3.9 million and $4.0 million, respectively. RXBenefits, Inc. is a pharmacy benefits optimization platform that serves primarily the small and mid-sized employer market and provides a more curated and competitive pharmacy benefits marketplace for its employer customer base.

BW NHHC Holdco, Inc.: As of September 30, 2021, and December 31, 2020, we held first lien senior secured loans of BW NHHC Holdco, Inc. with an aggregate fair value of $3.9 million and $4.0 million, respectively. The company is one of the nation’s largest providers of home-based care, with a footprint in the Northeast, Midwest and South. They are a transformational company, which provides quality comprehensive care continuum of personal care, skilled home health, hospice care and behavioral health. The company is comprised of 35,000 caregivers serving over 60,000 patients and their families daily, in 225 locations across 16 states.

Surgery Center Holdings, Inc.: As of September 30, 2021, and December 31, 2020, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $3.7 million and $3.7 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. As of September 30, 2021, the company owned or operated a portfolio of 123 surgical facilities, comprised of 106 ambulatory surgery centers and 17 surgical hospitals in 30 states.

Global Medical Response, Inc.: As of September 30, 2021, and December 31, 2020, we held first lien senior secured loans of Global Medical Response, Inc. with an aggregate fair value of $3.4 million and $3.3 million, respectively. Global Medical Response, Inc. is a medical transportation company in the United States that provides and manages community-based medical transportation services, including emergency, non-emergency and managed transportation, fixed-wing air ambulance and disaster response. Additionally, they are one of the leaders in the ambulance industry and provides quality medical care and patient relocation services in the United States, and around the world through the utilization of more than 7,000 ground vehicles, 100 fire vehicles, 300 rotor-wing aircraft, and 100 fixed-wing aircraft.

Results of Operations for the three and nine months ended September 30, 2021, and September 30, 2020

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

Expenses

For the three and nine months ended September 30, 2021, we had total net operating expenses of $527,218 or $0.05 per share and $1,603,762 or $0.16 per share, respectively. For the three and nine months ended September 30, 2020, we had total net operating expenses of $425,506 or $0.04 per share and $1,647,447 or $0.12 per share, respectively. Base management fees attributed to the Adviser were $291,857 and $900,559 for the three and nine months ended September 30, 2021. Base management fees attributed to the Adviser were $201,136 and $829,100 for the three and nine months ended September 30, 2020. Our expenses include administrative services expenses attributed to the Adviser of $61,568 and $183,308 for the three and nine months ended September 30, 2021. respectively. Administrative services expenses attributed to the Adviser were $59,839 and $185,433 for the three and nine months ended September 31, 2020, respectively.

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

Our other expenses subject to the Expense Limitation Agreement for three and nine months ended September 30, 2021, were $227,186 and $664,052, respectively, and consisted of the following:

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Audit and tax fees	$36,403	$132,743
Legal fees	19,185	50,825
Custodian and accounting service fees	77,329	229,575
Reports to stockholders	28,798	46,034
Stock transfer fee	53,383	154,869
Directors’ fees	4,695	13,460
Other expenses	7,393	36,546

Total	$227,186	$664,052

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Our other expenses subject to the Expense Limitation Agreement for the three and nine months ended September 30, 2020, were $241,643 and $687,228, respectively, and consisted of the following:

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

Net Investment Income

We earned net investment income of $846,923 or $0.08 per share, and $694,133 or $0.07 per share, for the three months ended September 30, 2021, and September 30, 2020, respectively. We earned net investment income of $1,925,632 or $0.19 per share, and $2,285,798 or $0.22 per share, for the nine months ended September 30, 2021, and September 30, 2020, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $3,762,375 and $8,317,408 during the three months ended September 30, 2021, and September 30, 2020, respectively, from which we realized a net gains/(losses) of $(4,198,826) and $(2,737,698), respectively. We had sales or principal repayments of $10,274,204 and $69,041,052 during the nine months ended September 30, 2021, and September 30, 2020, respectively, from which we realized a net gains/(losses) of $(4,047,315) and $(20,672,780), respectively. Additionally, during the three months ended September 30, 2021 and September 30, 2020, we realized gains/(losses) on total return swaps of $0 and $0, respectively. During the nine months ended September 30, 2021, and September 30, 2020, we realized gains/(losses) on total return swaps of $0 and $(6,929,996), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended September 30, 2021, and September 30, 2020, the net change in unrealized appreciation (depreciation) on investments totaled $3,333,449 or $0.32 per share, and $(4,695,661) or $(0.45) per share, respectively. For the nine months ended September 30, 2021, and September 30, 2020, the net change in unrealized appreciation (depreciation) on investments totaled $7,696,712 or $0.75 per share, and ($992,673) or ($0.09) per share, respectively. For the three months ended September 30, 2021 and September 30, 2020, the net change in unrealized appreciation (depreciation) on the TRS was $0, and $0, respectively. For the nine months ended September 30, 2021, and September 30, 2020, the net change in unrealized appreciation (depreciation) on the TRS was $0 and $2,745,042, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2021, was primarily driven by the performance of American Banknote Corp. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2020, was primarily driven by the performance of BW NHHC Holdco, Inc. Senior Secure Loan. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2021, was primarily driven by the performance of NexPoint Real Estate Finance, Inc. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2020, was primarily driven by the performance of BW NHHC Holdco, Inc. Senior Secure Loan.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three and nine months ended September 30, 2021, and 2020. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of September 30, 2021, would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2021, and September 30, 2020, the net increase/(decrease) in net assets resulting from operations was $5,575,029 or $0.54 per share, and ($23,564,609) or ($2.24) per share, respectively.

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Income	$3,529,394	$3,933,245
Net expenses	(1,603,762)	(1,647,447)
Net realized gain/(loss)	(4,047,315)	(27,602,776)
Net unrealized appreciation (depreciation)	7,696,712	(1,752,369)
Net increase from amounts committed by affiliates	—	—

Total	$5,575,029	$(23,564,609)

For the three months ended September 30, 2021, and September 30, 2020, the net increase/(decrease) in net assets resulting from operations was $(18,453) or $(0.00) per share, and $2,652,096 or $0.25 per share, respectively.

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Income	$1,374,141	$1,119,639
Net expenses	(527,218)	(425,506)
Net realized gain/(loss)	(4,198,825)	(2,737,698)
Net unrealized appreciation (depreciation)	3,333,449	4,695,661
Net increase from amounts committed by affiliates	—	—

Total	$(18,453)	$2,652,096

Financial Condition, Liquidity and Capital Resources

As of September 30, 2021, and December 31, 2020, we had cash and cash equivalents of $2,159,475 and $729,467, respectively. As of September 30, 2021, and December 31, 2020, $2,033,024 and $525,975 was held in the State Street U.S. Government Money Market Fund, and $126,451 and $203,492 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of September 30, 2021, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $16.3 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the nine months ended September 30, 2021, and September 30, 2020, respectively, and were offset against capital in excess of par value on the financial statements.

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

As of September 30, 2021 and September 30, 2020, $0 and $0, respectively, were outstanding under the Financing Arrangement, which was paid down and closed on April 15, 2020. For the three and nine months ended September 30, 2021, and September 30, 2020, the components of total interest expense were as follows:

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Direct interest expense	$—	$—
Commitment fees	—	—
Amortization of financing costs	—	—

Total	$—	$—

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Direct interest expense	$—	$176,911
Commitment fees	—	(204)
Amortization of financing costs	—	—

Total	$—	$176,707

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2021 and December 31, 2020, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the nine months ended September 30, 2021, and September 30, 2020, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of September 30, 2021.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and nine months ended September 30, 2021, and September 30, 2020, the Company did not distribute in excess of net investment income.

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

For the nine months ended September 30, 2021, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
9/30/2021	$0.090	$903,359	$—
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,405
1/2/2021(2)	—	—	345,331

Total	$0.270	$2,737,118	$999,023

[1]

For the current period, a portion of the September 30, 2021 and June 30, 2021 dividends were classified as a return of capital. These returns of capital amounted to approximately 6.25% and 15.58% for the September 30, 2021 and June 30, 2021 dividends, respectively.

[2]	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.

For the year ended December 31, 2020, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2020(3)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020(2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
[3]	The December 2020 Dividend was reinvested in January 2021.

For the year ended December 31, 2019, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	627,743	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019	—	—	456,444

Total	$0.720	$7,514,283	$4,823,663

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2019 Dividend will be reinvested in January 2020.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•	In aggregate as of September 30, 2021, the Adviser controls 2,549,002 total shares of the Company, including reinvestment of dividends, for a net amount of approximately $16.3 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of September 30, 2021 would have been lower. These payments are not recoupable by the Adviser.

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

The Board, or its designee, is responsible for determining in good faith the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

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

As of September 30, 2021, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$352,500
PAMCO CLO 1997-1A B	Asset-Backed Securities	89,759
American Banknote Corp.	Common Stocks	1,717,500
MPM Holdings, Inc.	Common Stocks	42,500
IQHQ, Inc.	Common Stocks	1,661,000
Terrestar Corp.	Common Stocks	4,740,040
Wayne Services Legacy Inc.	Common Stocks	17,196
SFR WLIF III, LLC	LLC Interests	1,540,685
SFR WLIF II, LLC	LLC Interests	3,234,434

Instrument	Type	Fair Value
US GAMING LLC	LLC Interests	2,874,640
Terrestar Corp.	Senior Secured Loans	710,052
Terrestar Corp.	Senior Secured Loans	168,100
Terrestar Corp.	Senior Secured Loans	30,032
Terrestar Corp.	Senior Secured Loans	28,020
Gemphire Therapeutics, Inc.	Warrants	—

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and nine months ended September 30, 2021, and September 30, 2020, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to September 30, 2021, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three and nine months ended September 30, 2021, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three and months ended September 30, 2020, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three and nine months ended September 30, 2021, the Company capitalized $0 and $0 of offering costs, respectively. For the three and nine months ended September 30, 2020, the Company capitalized $0 and $0 of offering costs, respectively. Of the capitalized offering costs, $0 and $0 were amortized to expense during the three and nine months ended September 30, 2021, respectively. Of the capitalized offering costs, $0 and $0 were amortized to expense during the three and nine months ended September 30, 2020. As of September 30, 2021, and September 30, 2020, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2021, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of September 30, 2021, 78% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of September 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$3,377	$—	$3,377

Up 50 basis points	145,827	—	145,827
Up 100 basis points	291,655	—	291,655
Up 200 basis points	583,310	—	583,310
Up 300 basis points	874,965	—	874,965

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

NEXPOINT CAPITAL, INC.

Date: November 12, 2021	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: November 12, 2021	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer