Form 10-K
period 2021-12-31
NexPoint Capital, Inc.
filed 2022-04-01
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in February 14, 2018 and the final offering price was $10.75. Since the registrant closed its public offering it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $6.32 per share. As of December 31, 2021, the Registrant had 9,956,228 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K

PART I

Item 1.	Business.

Organization

NexPoint Capital, Inc. (the “Company”), which may also be referred to as “we,” “us,” or “our,” incorporated on September 30, 2013 (inception date) as a Delaware limited liability company. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an investment company and accordingly follows the Investment Company accounting and reporting guidance under Topic 946 of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”), Financial Services - Investment Companies. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations (“CLOs”). The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and intends each year to qualify and be treated as such.

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

As a result of the private placement to the Adviser and its affiliates, the Company successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base investment advisory fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of December 31, 2021, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $16.1 million.

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

We seek to invest primarily in securities deemed by the Adviser to be high income generating debt investments and income generating equity securities of privately held companies in the United States. The portfolio may be concentrated primarily in senior floating rate debt securities, although we may invest without limit in securities that rank lower than senior secured instruments and may invest without limit in investments with a fixed rate of interest. We may buy syndicated loans, various tranches of CLOs and other debt instruments in the secondary market as well as originate debt so we can tailor the investment parameters more precisely to our needs. We also may invest a portion of the portfolio in equity securities that are non-income producing, when doing so will help us achieve our objective of long-term capital appreciation. We expect the size of our positions may range from $250 thousand to $5 million, although investments may be larger as our asset base increases. We may selectively make investments in amounts larger than $5 million in some of our portfolio companies. We may make smaller investments. We may also invest without limitation in warrants and may also use derivatives, primarily swaps (including equity, variance and volatility swaps), options and futures contracts on securities, interest rates, commodities and/or currencies, as substitutes for direct investments the Company can make. We may also use derivatives such as swaps, options (including options on futures), futures, and foreign currency transactions (e.g., foreign currency swaps, futures and forwards) to any extent deemed by the Adviser to be in the best interest of the Company, and to the extent permitted by the 1940 Act, to hedge various investments for risk management and speculative purposes. We may invest up to 15% of our net assets in entities that are excluded from registration under the 1940 Act by virtue of sections 3(c)(1) and 3(c)(7) of the 1940 Act (such as private equity funds or hedge funds). This limitation does not apply to any CLOs, certain of which may rely on section 3(c)(1) or 3(c)(7) of the 1940 Act.

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

As of December 31, 2021, our investment portfolio, with a total fair value of $60.2 million, consisted of 39 positions in portfolio companies (calculated as a percentage of investments: 36.7% in first lien senior secured loans, 5.1% in second lien senior secured loans, 11.3% in corporate bonds, 0.7% in asset-backed securities, 0.3% in warrants, 30.4% in common stock, 2.9% in preferred stocks and 12.6% in LLC interests. As of December 31, 2021, the debt investments in our portfolio carry a weighted average cost price of 92.95% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 5.70% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Recent Developments

On January 4, 2022, the Board of the Company declared a cash distribution of $0.09 per share of the Company’s common stock, par value $0.001 per share, payable on January 15, 2022, to the stockholders of record on December 31, 2021.

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

However, the Adviser and its affiliates have a core competency in other, non-healthcare sectors, such as the industrials & manufacturing, chemicals & materials, energy efficiency & green fuels, climate tech & renewables and real estate. When identifying potential middle-market investments for the portfolio, we focus on the attributes listed below. It is our belief that investments exhibiting these characteristics are the best investments to allow the Company to meet its investment objective with an acceptable level of risk. The attributes discussed below are general guidelines and not all investment opportunities may exhibit each of these qualities. Each investment opportunity is analyzed on a case-by-case basis by our investment professionals and the portfolio manager:

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

•

Proven management team - We seek companies that have proven management teams that understand the impact the upcoming regulatory and interest rate environment will have on their business. We are not seeking investments in start-up companies or companies with unproven technologies or business models or companies with relatively inexperienced management. Our view is that it will take experienced, seasoned veterans to understand and navigate the pitfalls resulting from the Federal Reserve’s actions regarding interest rates and quantitative easing as well as a potentially increasing tax environment and changes to the economy from implementation of value-based payment models. We believe these companies have a better chance of delivering value long-term to investors.

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

Investments in Middle-Market Healthcare Companies

Our portfolio of middle-market investments will have a focus on companies in the healthcare sector as we believe there is a large and growing investment opportunity in this sector. Changes in the U.S. healthcare reimbursement system, including the implementation of value-based payment models are creating a dramatic upheaval in the healthcare sector, affecting each sub-sector differently, and will produce a positive impact for some sub-sectors and a negative impact for others.

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

Investments in Large Syndicated Floating Rate Debt

A portion of the investments we make in middle-market companies are expected to be in the form of floating rate instruments. Also, a portion of the portfolio will be invested in large syndicated floating rate debt of non-public and public companies. Syndicated floating rate debts are loans originated by a bank to a corporation that are sold off, or syndicated, to investors in pieces. Floating rate loans have a base rate that adjusts periodically plus a spread over the base rate. The base rate is typically the secured overnight financing rate (SOFR) and resets every 90 days. With rates resetting in an environment where the prevailing base rate is increasing, the income stream from a floating rate instrument will increase.

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

An outbreak of respiratory disease caused by a novel coronavirus was first detected in China in December 2019 and subsequently spread internationally. This coronavirus has resulted and may continue to result in the closing of borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general anxiety and economic uncertainty.

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

The United States responded to the coronavirus pandemic and resulting economic distress with fiscal and monetary stimulus packages, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed in late March 2020. The CARES Act provides for over $2.2 trillion in resources to small businesses, state and local governments, and individuals adversely impacted by the COVID-19 pandemic. In mid-March 2020, the Fed cut interest rates to historically low levels and announced a new round of quantitative easing, including purchases of corporate and municipal government bonds. The Fed also enacted various programs to support liquidity operations and funding in the financial markets, including expanding its reverse repurchase agreement operations, which added $1.5 trillion of liquidity to the banking system; establishing swap lines with other major central banks to provide dollar funding; establishing a program to support money market funds; easing various bank capital buffers; providing funding backstops for businesses to provide bridging loans for up to four years; and providing funding to help credit flow in asset-backed securities markets. In addition, the Fed extended credit to small- and medium-sized businesses. As the Fed “tapers” or reduces the amount of securities it purchases pursuant to quantitative easing, and/or if the Fed raises the federal funds rate, there is a risk that interest rates will rise, which could expose fixed-income and related markets to heightened volatility and could cause the value of a fund’s investments, and the fund’s NAV, to decline, potentially suddenly and significantly. As a result, the fund may experience high redemptions and, as a result, increased portfolio turnover, which could increase the costs that the Fund incurs and may negatively impact the fund’s performance. There is no assurance that the U.S. government’s support in response to COVID-19 economic distress will offset the adverse impact to securities in which the Company may invest and future governmental support is not guaranteed.

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

As of December 31, 2021, the Company did not utilize any leverage.

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

We may, however, invest alongside the Adviser’s, and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and/or appropriate exemptive relief from the SEC. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We and the Adviser have obtained an exemptive order dated April 19, 2016 from the SEC to permit co-investments among the Company and other accounts managed by the Adviser or its affiliates, subject to certain conditions. We may also invest alongside our Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of our Adviser and its affiliates. Under this allocation policy, a calculation, based on the type of investment, will be applied to determine the amount of each opportunity to be allocated to us. This allocation policy will be periodically reviewed by our Adviser and approved by our independent directors. We expect that these determinations will be made similarly for other accounts sponsored or managed by our Adviser and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Adviser’s pre- transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. These allocation policies and procedures are intended to assist the Adviser and its affiliates in ensuring that investment opportunities will be allocated to us fairly and equitably.

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

We and our portfolio companies will be subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The Dodd-Frank Act set forth a legislative framework for the regulation of the financial services industry generally, including certain over-the-counter derivatives, such as swaps, in which the Company may invest. The effects of the Dodd- Frank Act on the financial services industry depends, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the continued impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses we hold for the conduct of our business and may be subject to civil fines and criminal penalties. Significant uncertainty currently exists in the market regarding the ramifications of any repeal or reform of certain parts of the Dodd Frank Act, and the range and potential implications of possible political, regulatory, economic and market outcomes are difficult to predict.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2021:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column
Common Stock	200,000,000	—	9,956,228
Preferred Stock	25,000,000	—	—

As of December 31, 2021, we had 1,657 record holders of our common stock.

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

Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 8, 2014	652,174	$9.20	0
March 31, 2016	3,232	8.55	3,232
December 31, 2016	4,169	9.24	4,169
March 31, 2017	58,893	9.59	58,893
June 30, 2017	23,441	9.59	23,441
September 30, 2017	37,284	9.36	37,284
December 31, 2017	10,820	9.52	10,820
March 31, 2018	73,736	9.89	73,736
June 30, 2018	142,605	9.69	142,605
September 30, 2018	73,877	9.61	73,877
December 31, 2018	183,934	8.75	183,934
March 31, 2019	125,146	8.51	125,146
June 30, 2019	71,112	8.69	71,112
September 30, 2019	127,126	8.58	127,126
December 31, 2019	131,082	8.41	131,082
March 31, 2020	49,418	4.88	49,418
June 30, 2020	45,916	5.87	45,916
September 30, 2020	51,384	6.09	51,384
December 31, 2020	77,523	6.16	77,523
March 31, 2021	263,285	6.31	263,285
June 30, 2021	214,460	6.38	214,460
September 30, 2021	119,019	6.55	119,019
December 31, 2021	131,229	6.36	131,229

For the years ended December 31, 2021, 2020, and 2019, the Company did not repurchase any shares as part of its death and disability program. For the year ended December 31, 2018, the Company also repurchased 3,752 shares as part of its death and disability program. For the year ended December 31, 2016, the Company also repurchased 15,553 shares as part of its death and disability program. For the years ended December 31, 2017, 2015 and 2014, the Company did not repurchase any shares as part of its death and disability program.

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

On a quarterly basis, we will send information to all stockholders of record regarding distributions paid to our stockholders in such quarter.

Please see below for a table detailing the dividends paid for the year ended December 31, 2021:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2021(3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,405
1/2/2021(2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.
[3]	The December 2021 Dividend was reinvested in January 2022.

Please see below for a table detailing the dividends paid for the year ended December 31, 2020:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2020(3)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020(2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
[3]	The December 2020 Dividend was reinvested in January 2021.

Please see below for a table detailing the dividends paid for the year ended December 31, 2019:

Payable Date	Dividend/ Share(1)	Total Dividend (1)	Dividends Reinvested (2)(3)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	626,130	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019(2)	—	—	456,444

Total	$0.720	$7,512,670	$4,823,663

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.
[3]	The December 2019 Dividend will be reinvested in January 2020.

Please see below for a table detailing the dividends paid for the year ended December 31, 2018:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested (2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	The December 2018 Dividend will be reinvested in January 2019.

Please see below for a table detailing the dividends paid for the year ended December 31, 2017:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

[1]	For the current year, there were no dividends classified as a return of capital.

Please see below for a table detailing the dividends paid for the year ended December 31, 2016:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/28/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
11/2/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/30/2016	0.055	277,907	200,860
6/29/2016 (2)	0.055	255,731	190,535
6/1/2016 (3)	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,503

[1]	For the current year, there were no dividends classified as a return of capital.
[2]	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
[3]	Beginning in May 2016, we began declaring dividends weekly.

Please see below for a table detailing the dividends paid for the year ended December 31, 2015:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/31/2015	$0.058	$155,396	$139,260
11/30/2015	0.058	147,122	137,008
10/30/2015	0.058	141,377	134,845
9/30/2015	0.058	134,498	130,315
8/31/2015	0.058	128,773	124,959
7/31/2015	0.058	125,195	122,496
6/30/2015	0.058	117,215	115,203
5/29/2015	0.058	114,540	112,647
4/30/2015	0.058	108,525	107,595
3/31/2015	0.058	104,842	104,543
2/27/2015	0.058	100,082	100,044
1/30/2015	0.050	69,054	69,022

Total	$0.688	$1,446,619	$1,397,937

[1]	Of the total dividends shown, $262,760 was classified as a return of capital.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2021, 2020, 2019, 2018, and 2017 is derived from our financial statements, which have been audited by Cohen & Company, Ltd. for the years ended 2021 and 2020 and PricewaterhouseCoopers, LLP (“PwC”) for the years ended 2019, 2018 and 2017, our independent registered public accounting firms. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Statements of operations data:
Total investment income	$4,097,859	$4,813,182	$7,847,493	$7,568,407	$7,434,820
Expenses
Total expenses	2,469,693	2,593,741	4,838,086	4,300,176	4,296,083
Expenses waived or reimbursed by the Advisor	(295,261)	(349,488)	(147,269)	(427,420)	(1,955,190)

Net expenses	2,174,432	2,244,253	4,690,817	3,872,756	2,340,893

Net investment income	1,923,427	2,568,929	3,156,676	3,695,651	5,093,927
Net realized gain (loss) on investments, securities sold short and total return swaps	(3,479,546)	(27,366,934)	389,680	2,844,449	663,709
Net change in unrealized appreciation (depreciation) on investments, securities sold short and total return swaps	7,262,262	3,898,727	5,644,539	(12,749,374)	1,710,536
Net increase from amounts committed by affiliates	—	—	—	—	—

Net increase (decrease) in net assets resulting from operations	$5,706,143	$(20,899,278)	$9,190,895	$(6,209,274)	$7,468,172

Distributions to stockholders:
Net investment income	$(3,633,179)	$(4,409,400)	$(7,514,283)	$(7,600,778)	$(6,157,349)
Realized gains	—	—	—	—	—
Return of capital	—	—	—	—	—

Total distributions to stockholders	(3,633,179)	(4,409,400)	(7,514,283)	(7,600,778)	(6,157,349)
Per share information—basic and diluted:
Net increase (decrease) in net assets resulting from operations(1)	$0.56	$(1.98)	$0.88	$(0.60)	$0.87

Balance sheet data:
Total assets	$64,587,103	$65,784,836	$130,697,027	$125,482,590	$123,306,379

Total net assets	$62,938,908	$64,190,472	$88,935,553	$86,310,963	$94,859,957

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of December 31, 2021 the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $16.1 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of December 31, 2021, are $792,018. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2021 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2021, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2021	$892,640	$597,379	$295,261	$94,762	December 31, 2024
September 30, 2021	$664,052	$463,553	$200,499	$68,134	September 30, 2024
June 30, 2021	$436,866	$304,501	$132,365	$68,919	June 30, 2024
March 31, 2021	$220,126	$156,680	$63,446	$63,446	March 31, 2024

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

During the year ended December 31, 2021, $427,420 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2022 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the years ended December 31, 2021, 2020 and 2019

During the year ended December 31, 2021, we made long investments in portfolio companies and other investments totaling $8,119,981. During the same period, we generated proceeds from sales and principal repayments on long investments of $17,408,129. As of December 31, 2021, our investment portfolio, with a total fair value of $60.2 million, consisted of 39 positions in portfolio companies (calculated as a percentage of investments: 36.7% in first lien senior secured loans, 5.1% in second lien senior secured loans, 11.3% in corporate bonds, 0.7% in asset-backed securities, 0.3% in warrants, 30.4% in common stock, 2.9% in preferred stocks and 12.6% in LLC interests. As of December 31, 2021, the debt investments in our portfolio carry a weighted average cost price of 92.95% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 5.70% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity. As of December 31, 2021, there were no positions held in the TRS.

During the year ended December 31, 2020, we made long investments in portfolio companies and other investments totaling $54,511,342. During the same period, we generated proceeds from sales and principal repayments on long investments of $72,368,347. As of December 31, 2020, our investment portfolio, with a total fair value of $64.7 million, consisted of 45 positions in portfolio companies (calculated as a percentage of investments: 48.3% in first lien senior secured loans, 7.3% in second lien senior secured loans, 10.6% in corporate bonds, 0.6% in asset-backed securities, 0.1% in warrants, 14.9% in common stock, 0.0% in preferred stocks, 10.1% in LLC interests and 8.1% in partnership units. As of December 31, 2020, there were no investments under the TRS with BNP Paribas in our portfolio. On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 88.76% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 5.48% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity. As of December 31, 2020, there were no positions held in the TRS.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the years ended December 31, 2021, 2020 and 2019:

Net Investment Activity	December 31, 2021	December 31, 2020	December 31, 2019
Purchases	$8,119,981	$54,511,342	$42,308,348
Proceeds from Securities Sold Short	—	—	—
Payment-in-kind	100,908	400,250	635,742
Purchases of Securities Sold Short	—	—	—
Sales and Principal Repayments	(17,408,129)	(72,368,347)	(44,370,241)

Net Portfolio Activity	$(9,187,240)	$(17,456,755)	$(1,426,151)

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$5,335,151	65.7%	$27,159,682	49.7%	$7,342,761	17.4%
Senior Secured Loans—Second Lien	—	0.0%	6,299,722	11.6%	—	0.0%
Corporate Bonds – Senior Unsecured	—	0.0%	4,842,635	8.9%	9,315,445	22.0%
Equities	1,013,533	12.5%	3,583,987	6.6%	7,913,146	18.7%
LLC Interests	—	0.0%	6,312,618	11.6%	7,000,000	16.5%
Mortgage-Backed-Securities	—	0.0%	—	0.0%	4,000,000	9.5%
Closed-End Mutual Funds	—	0.0%	—	0.0%	994,448	2.4%
Preferred Stocks	1,750,000	21.6%	—	0.0%	5,689,561	13.4%
Warrants	21,297	0.2%	—	0.0%	52,987	0.1%

Total Investments	$8,119,981	100.0%	$54,511,342	100.0%	$42,308,348	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2021, and December 31, 2020:

December 31, 2021
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$21,439,866	$22,144,887	36.7%
Senior Secured Loans — Second Lien	2,957,993	3,072,569	5.1%
Asset-Backed Securities	422,271	405,040	0.7%
LLC Interests	7,000,000	7,572,374	12.6%
Corporate Bonds	6,817,768	6,826,266	11.3%
Common Stocks	14,308,512	18,329,113	30.4%
Preferred Stock	1,750,000	1,725,000	2.9%
Warrants	74,284	161,062	0.3%

Total Invested Assets	$54,770,694	$60,236,311	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2020
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$30,123,122	$31,276,803	48.3%
Senior Secured Loans — Second Lien	4,742,429	4,745,268	7.3%
Asset-Backed Securities	671,187	363,767	0.6%
LLC Interests	7,000,000	6,535,245	10.1%
Corporate Bonds	6,736,607	6,883,952	10.6%
Common Stocks	7,774,595	9,615,455	14.9%
Preferred Stock	3,051,714	—	0.0%
Warrants	52,988	33,902	0.1%
Partnership Units	6,312,618	5,214,223	8.1%

Total Invested Assets	$66,465,260	$64,668,615	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2021, and December 31, 2020:

	December 31, 2021	December 31, 2020
Number of Investments	39	45
% Variable Rate (based on fair value)	63%	82%
% Non-Income Producing Equity or Other Investments (based on fair value)	21%	18%
Weighted Average Cost Price of Investments (as a % of par or stated value)	92.95%	88.76%
Weighted Average Credit Rating of Investments that were Rated	Caa1	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.3%	0.2%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2021, and December 31, 2020:

	December 31, 2021		December 31, 2020
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$5,668,835	9.4%	$5,491,997	8.5%
Broadly Syndicated – Public	394,950	0.6%	386,613	0.6%
Middle-Market	53,767,486	89.3%	58,426,238	90.3%
Opportunistic/Other	405,040	0.7%	363,767	0.6%

Total Invested Assets	$60,236,311	100.0%	$64,668,615	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2021, and December 31, 2020:

	December 31, 2021		December 31, 2020
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	42,500	0.1%
Consumer Products	2,812,212	4.7%	2,070,427	3.2%
Energy	1,204,904	2.0%	422,827	0.7%
Financials	4,338,790	7.2%	1,488,767	2.3%
Healthcare	31,167,298	51.7%	40,209,053	62.2%
Media/Telecommunications	394,950	0.7%	386,613	0.6%
Real Estate Investment Trusts (REITs)	1,942,593	3.2%	1,186,113	1.8%
Real Estate	12,659,057	21.0%	11,111,826	17.2%
Retail	—	0.0%	532,642	0.8%
Service	5,172	0.0%	59,183	0.1%
Telecommunication Services	5,668,835	9.4%	5,491,997	8.5%
Manufacturing	—	0.0%	1,666,667	2.6%

Total Invested Assets	$60,236,311	100.0%	$64,668,615	100.0%

As of December 31, 2021, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, Inc., SFR WLIF II, LLC, SFR WLIF III, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of December 31, 2021, and December 31, 2020, 51.7% and 62.2% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below.

Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Sapience Therapeutics, Inc.: As of December 31, 2021, we held convertible promissory notes of Sapience Therapeutics, Inc. with an aggregate fair value of $4.0 million. We did not hold any such investments as of December 31, 2020. The convertible promissory notes are senior to any other loan agreements, promissory notes or debts that may or will exist. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.

BW NHHC Holdco, Inc.: As of December 31, 2021, and December 31, 2020, we held first lien senior secured loans of BW NHHC Holdco, Inc. with an aggregate fair value of $3.8 million and $4.0 million, respectively. The company is one of the nation’s largest providers of home-based care, with a footprint in the Northeast, Midwest and South. They are a transformational company, which provides quality comprehensive care continuum of personal care, skilled home health, hospice care and behavioral health. The company is comprised of 35,000 caregivers serving over 60,000 patients and their families daily, in 225 locations across 16 states. During the quarter ended December 31, 2021, the company had an average of 11,948 episodic census in their skilled services segment, 748 admits in their hospice segment, and 1,829 hours in their personal care services segment.

Envision Healthcare Corp.: As of December 31, 2021, and December 31, 2020, we held first lien senior secured loans of Envision Healthcare Corp. with an aggregate fair value of $3.7 million and $4.9 million, respectively. Envision Healthcare Corporation is a nationwide provider of healthcare clinical solutions, including physician-led services, ambulatory services, and post-acute services, in addition to being one of the largest owner and operator of ambulatory surgery centers. As of December 31, 2021, the company delivered physician services to more than 1,900 clinical departments in healthcare facilities in 44 states through a 24,000 physician and other healthcare professional employee team. In addition, the company operated 258 ambulatory surgery centers in 34 states with approximately 2,000 physician partners and 1,000 other affiliated physicians.

Surgery Center Holdings, Inc.: As of December 31, 2021, and December 31, 2020, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $3.7 million and $3.7 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high quality, cost effective solutions for surgical and related ancillary care. As of December 31, 2021, the company owned or operated a portfolio of 127 surgical facilities, comprised of 110 ambulatory surgery centers and 17 surgical hospitals in 30 states

RXBenefits, Inc.: As of December 31, 2021, and December 31, 2020, we held first lien senior secured loans of RXBenefits, Inc. with an aggregate fair value of $3.2 million and $4.0 million, respectively. RXBenefits, Inc. is a pharmacy benefits optimization platform that serves primarily the small and mid-sized employer market and provides a more curated and competitive pharmacy benefits marketplace for its employer customer base.

Results of Operations for the years ended December 31, 2021, 2020, and 2019

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

Expenses

For the years ended December 31, 2021, 2020, and 2019, respectively, we had total net operating expenses of $2,174,432 or $0.21 per share, $2,244,253 or $0.21 per share, $4,690,817 or $0.45 per share. Our operating expenses include base management fees attributed to the Adviser of $1,220,044, $1,192,535, and $1,966,697 for the year ended December 31, 2021, 2020, and 2019. Of these amounts, $0, $0, and $0 were voluntarily waived. Our expenses also include administrative services expenses attributed to the Adviser of $244,754, $245,534, and $399,100 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Our other expenses subject to the Expense Limitation Agreement for years ended December 31, 2021, 2020, and 2019 were $892,640, $989,447, and $1,098,789, respectively, and consisted of the following:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Audit and tax fees	$168,254	$223,648	$249,463
Legal fees	72,441	81,141	53,438
Custodian and accounting service fees	307,438	312,199	318,085
Reports to stockholders	75,060	82,492	68,888
Stock transfer fee	208,251	248,563	329,695
Directors’ fees	17,781	20,123	19,553
Other expenses	43,415	21,281	59,667

Total	$892,640	$989,447	$1,098,789

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $1,923,427 or $0.19 per share, $2,568,929 or $0.24 per share, $3,156,676 or $0.30 per share for the years ended December 31, 2021, 2020, and 2019, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $17,408,129, $72,368,347, and $44,370,241, during the years ended December 31, 2021, 2020, and 2019, respectively, from which we realized net gains(losses) of $(3,479,546), $(20,436,938), and $(1,140,590), respectively. Additionally, during the year ended December 31, 2021, 2020, and 2019, we realized gains(losses) on total return swaps of $0, $(6,929,996) and $1,530,270, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the years ended December 31, 2021, 2020, and 2019, the net change in unrealized appreciation (depreciation) on investments totaled $7,262,262 or $0.71 per share, $1,153,685 or $0.11 per share, and $5,842,089 or $0.56 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2021, was primarily driven by the performance of TerreStar Corp. Common Stock, NexPoint Residential Trust, Inc. Common Stock and the US Gaming LLC Interests, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2020 was primarily driven by the performance of TerreStar Corp. Common Stock, BW NHHC Holdco, Inc. Senior Secure Loan and the Advantage Sales & Marketing, Inc. Second Lien Term Loan, respectively, and the net change during the year ended December 31, 2019 was primarily driven by the performance in Independence Realty Trust, Inc. Common Stock.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the years ended December 31, 2021, 2020 and 2019. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of December 31, 2021 would have been lower. These payments are shown in the Statements of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2021, 2020 and 2019, the net increase/(decrease) in net assets resulting from operations was $5,706,143 or $0.56 per share, $(20,899,278) or $(1.98) per share, and $9,190,895 or $0.88 per share, respectively.

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Income	$4,097,859	$4,813,182	$7,847,493
Expenses	(2,174,432)	(2,244,253)	(4,690,817)
Net Realized Gain/(Loss)	(3,479,546)	(27,366,934)	389,680
Net Unrealized Appreciation (Depreciation)	7,262,262	3,898,727	5,644,539
Net increase from amounts committed by affiliates	—	—	—

Total	$5,706,143	(20,899,278)	$9,190,895

Financial Condition, Liquidity and Capital Resources

As of December 31, 2021, and December 31, 2020, we had cash and cash equivalents of $2,811,171 and $729,467, respectively. As of December 31, 2021, and December 31, 2020, $2,704,193 and $525,975 was held in the State Street U.S. Government Money Market Fund, and $106,978 and $203,492 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of December 31, 2021, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $16.1 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0, $0, and $0, for the years ended December 31, 2021, 2020, and 2019 and were offset against capital in excess of par value on the financial statements.

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

On April 15, 2020, the Financing Arrangement was paid down and closed. As of December 31, 2021, and December 31, 2020, $0 and $0, respectively, were outstanding under the Financing Arrangement.

For the years ended December 31, 2021, 2020, and 2019, the components of total interest expense were as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Direct interest expense	$—	$176,711	$1,233,085
Commitment fees	—	(204)	204
Amortization of financing costs	—	—	—

Total	$—	$176,707	$1,233,289

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2021 and December 31, 2020, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the years ended December 31, 2020 and December 31, 2019, the Company incurred $0 and $0 of incentive fees on capital gains, respectively Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of December 31, 2021.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the years ended 2020, and 2019, the Company did not distribute in excess of net investment income. For the year ended December 31, 2021, the Company made $1,442,249 of distributions in excess of net investment income

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we declare a cash distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in our distribution reinvestment plan. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

On June 24, 2020, the Board of Directors approved a change in its dividend and capital gains distribution schedule from monthly distributions to quarterly distributions, effective immediately. The first quarterly distribution was paid on October 12,

2020 to shareholders of record as of September 30, 2020. For the year ended December 31, 2021, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
12/31/2021(3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,405
1/2/2021(2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.
[3]	The December 2021 Dividend was reinvested in January 2022.

For the year ended December 31, 2020, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2020(3)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020(2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below
[3]	The December 2020 Dividend was reinvested in January 2021.

For the year ended December 31, 2019, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	626,130	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019	—	—	456,444

Total	$0.720	$7,512,670	$4,823,663

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2019 Dividend will be reinvested in January 2020.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•	In aggregate as of December 31, 2021, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $16.1 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of December 31, 2021, would have been lower. These payments are not recoupable by the Adviser.

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

As of December 31, 2021, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$304,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	101,040
American Banknote Corp.	Common Stocks	2,208,750
IQHQ, Inc.	Common Stocks	1,823,000
Terrestar Corp.	Common Stocks	4,706,357
Wayne Services Legacy Inc.	Common Stocks	5,172
SFR WLIF III, LLC	LLC Interests	1,563,916
SFR WLIF II, LLC	LLC Interests	3,196,246
US GAMING LLC	LLC Interests	2,812,212
Sapience Therapeutics, Inc.	Senior Secured Loans	4,000,000
Terrestar Corp.	Senior Secured Loans	729,979
Terrestar Corp.	Senior Secured Loans	172,817
Terrestar Corp.	Senior Secured Loans	30,875
Terrestar Corp.	Senior Secured Loans	28,807
Gemphire Therapeutics, Inc.	Warrants	—

As of December 31, 2020, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp	Asset-Backed Securities	$286,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	77,767
American Banknote Corp.	Common Stocks	1,125,000
IQHQ, Inc.	Common Stocks	1,661,000
SteadyMed Ltd.	Common Stocks	40,405
TerreStar Corp.	Common Stocks	4,630,427

Instrument	Type	Fair Value
NexPoint Capital REIT, LLC	LLC Interests	228,215
TRU KIDS	Common Stocks	532,642
Wayne Services Legacy Inc.	Common Stocks	59,183
SFR WLIF III, LLC	LLC Interests	1,493,629
SFR WLIF II, LLC	LLC Interests	2,742,974
US GAMING LLC	LLC Interests	2,070,427
TerreStar Corp.	Senior Secured Loans	653,280
TerreStar Corp.	Senior Secured Loans	154,659
TerreStar Corp.	Senior Secured Loans	27,631
TerreStar Corp.	Senior Secured Loans	26,000
Galena Biopharma, Inc.	Warrants	1
Gemphire Therapeutics, Inc.	Warrants	—
SCYNEXIS, Inc.	Warrants	—

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the year ended December 31, 2021, 2020, and 2019, the Adviser did not incur any organization costs on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the years ended December 31, 2021, 2020 and 2019, the Adviser incurred offering costs of $0, $0, and $0, respectively, on our behalf. For the years ended December 31, 2021, 2020 and 2019, the Company capitalized $0, $0, and $0, respectively, of offering costs. Of the capitalized offering costs, $0, $0, and $5,445 were amortized to expense during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, and December 31, 2020, $0 and $0 remained on the Statement of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2021, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of December 31, 2021, 63% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks. Please refer to “LIBOR Transition and Associated Risk” for more information.

In connection with the COVID-19 pandemic, the Fed and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.

Assuming that the Statement of Assets and Liabilities as of December 31, 2021, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	108,983	—	108,983
Up 100 basis points	217,965	—	217,965
Up 200 basis points	435,930	—	435,930
Up 300 basis points	653,895	—	653,895

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

Item 8.	Financial Statements and Supplementary Data

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	December 31, 2021	December 31, 2020
Assets
Unaffiliated investments, at fair value (cost of $42,376,505 and $54,444,617, respectively)	$47,457,661	$54,031,676
Affiliated investments, at fair value (cost of $12,394,189 and $12,020,643, respectively)(1)	12,778,650	10,636,939
Cash and cash equivalents	2,811,171	729,467
Receivable for investments sold	990,537	—
Dividends and interest receivable	440,404	285,212
Receivable from Adviser(2)	95,458	101,542
Prepaid expenses	13,222	—

Total assets	64,587,103	65,784,836

Liabilities
Payable for investments purchased	301,369	—
Payable to Adviser(2)	378,587	423,537
Accrued expenses and other liabilities	72,178	228,062
Distributions payable	896,061	942,765

Total liabilities	1,648,195	1,594,364

Commitments and contingencies(3)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 9,956,228 and 10,475,168 shares issued and outstanding, respectively)	9,956	10,475
Paid-in capital in excess of par	91,135,719	92,354,786
Distributable earnings (accumulated loss)	(28,206,767)	(28,174,789)

Total net assets	$62,938,908	$64,190,472

Net asset value per share of common stock	$6.32	$6.13

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

	For the Year Ended December 31,
	2021	2020	2019
Investment income:
Interest	$3,070,371	$3,288,205	$5,853,384
Interest paid-in-kind	100,908	400,250	635,742
Dividend income from unaffiliated investments	17,848	50,318	1,068,673
Dividend income from affiliated investments(1)	904,081	965,874	239,799
Other fee income	4,651	108,535	49,895

Total investment income	4,097,859	4,813,182	7,847,493

Expenses:
Investment advisory fees(2)	1,220,044	1,192,535	1,966,697
Custodian and accounting service fees	307,438	312,199	318,085
Administration fees(2)	244,754	245,534	399,100
Stock transfer fee	208,251	248,563	329,695
Audit and tax fees	168,254	223,648	249,463
Other expenses	155,670	10,799	194,433
Reports to stockholders	75,060	82,492	68,888
Legal fees	72,441	81,141	53,438
Directors’ fees(2)	17,781	20,123	19,553
Capital gains incentive fees(2)	—	—	—
Interest expense and commitment fees(3)	—	176,707	1,233,289
Amortized offering cost	—	—	5,445

Total expenses	2,469,693	2,593,741	4,838,086
Expenses (waived) or recouped by the Adviser(2)	(295,261)	(349,488)	(147,269)

Net expenses	2,174,432	2,244,253	4,690,817

Net investment income	1,923,427	2,568,929	3,156,676

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	(4,090,996)	(18,985,829)	(1,140,590)
Affiliated investments(1)	611,450	(1,451,109)	—
Total return swaps(4)	—	(6,929,996)	1,530,270
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	5,494,097	2,832,982	3,032,796
Affiliated investments(1)	1,768,165	(1,679,297)	2,809,293
Total return swaps(4)	—	2,745,042	(197,550)

Net realized and unrealized gains (losses)	3,782,716	(23,468,207)	6,034,219

Net increase (decrease) in net assets resulting from operations	$5,706,143	$(20,899,278)	$9,190,895

Per share information - basic and diluted per common share
Net investment income:	$0.19	$0.24	$0.30
Earnings (loss) per share:	$0.56	$(1.98)	$0.88
Weighted average shares outstanding:	10,254,666	10,525,271	10,441,061

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2018	10,322,327	$10,322	$92,602,409	$(6,301,768)	$86,310,963
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	3,156,676	3,156,676
Net realized gain (loss) on investments and securities sold short	—	—	—	(1,140,590)	(1,140,590)
Net realized gain (loss) on total return swaps(1)	—	—	—	1,530,270	1,530,270
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	5,842,089	5,842,089
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	(197,550)	(197,550)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(454,468)	(455)	(3,875,230)	—	(3,875,685)
Reinvestment of common stock	557,572	558	4,823,105	—	4,823,663
Distributions to stockholders	—	—	—	(7,514,283)	(7,514,283)

Total increase (decrease) for the year ended December 31, 2019	103,104	103	947,875	1,676,612	2,624,590

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(138,024)	138,024	—
Balance at December 31, 2019	10,425,431	$10,425	$93,412,260	$(4,487,132)	$88,935,553

Distributions to stockholders per share	—	$—	$—	$0.72	$0.72

(1)	See Note 7 for a discussion on Total Return Swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2019	10,425,431	$10,425	$93,412,260	$(4,487,132)	$88,935,553
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	2,568,929	2,568,929
Net realized gain (loss) on investments and securities sold short	—	—	—	(20,436,938)	(20,436,938)
Net realized gain (loss) on total return swaps(1)	—	—	—	(6,929,996)	(6,929,996)
Net change in unrealized appreciation (depreciation) on investments and securities sold short	—	—	—	1,153,685	1,153,685
Net change in unrealized appreciation (depreciation) on total return swaps(1)	—	—	—	2,745,042	2,745,042
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(224,241)	(224)	(1,300,939)	—	(1,301,163)
Reinvestment of common stock	273,978	274	1,864,486	—	1,864,760
Distributions to stockholders	—	—	—	(4,409,400)	(4,409,400)

Total increase (decrease) for the year ended December 31, 2020	49,737	50	563,547	(25,308,678)	(24,745,081)

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(1,621,021)	1,621,021	—
Balance at December 31, 2020	10,475,168	$10,475	$92,354,786	$(28,174,789)	$64,190,472

Distributions to stockholders per share	—	$—	$—	$0.42	$0.42

(1)	See Note 7 for a discussion on Total Return Swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2020	10,475,168	$10,475	$92,354,786	$(28,174,789)	$64,190,472
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,923,427	1,923,427
Net realized gain (loss) on investments	—	—	—	(3,479,546)	(3,479,546)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	7,262,262	7,262,262
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(727,993)	(728)	(4,643,041)	—	(4,643,769)
Reinvestment of common stock	209,053	209	1,319,032	—	1,319,241
Distributions to stockholders	—	—	—	(3,633,179)	(3,633,179)

Total increase (decrease) for the year ended December 31, 2021	(518,940)	(519)	(3,324,009)	2,072,964	(1,251,564)

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	2,104,942	(2,104,942)	—
Balance at December 31, 2021	9,956,228	$9,956	$91,135,719	$(28,206,767)	$62,938,908

Distributions to stockholders per share	—	$—	$—	$0.36	$0.36

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$5,706,143	$(20,899,278)	$9,190,895

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(8,119,981)	(54,511,342)	(42,308,348)
Payment-in-kind investments	(100,908)	(400,250)	(635,742)
Proceeds from sales and principal repayments of investment securities	17,408,129	72,368,347	44,370,241
Net realized (gain) loss on Unaffiliated investments	4,090,996	18,985,829	1,140,590
Net realized (gain) loss on Affiliated investments	(611,450)	1,451,109	—
Net change in unrealized (appreciation) depreciation on investments	(7,262,262)	(1,153,685)	(5,842,089)
Net change in unrealized (appreciation) depreciation on total return swaps	—	(2,745,042)	197,550
Amortization of premium/discount, net	(972,220)	(980,931)	(922,503)
Amortization of capitalized offering costs	—	—	5,445
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(990,537)	—	—
(Increase) decrease in dividends and interest receivable	(155,192)	756,893	135,112
(Increase) decrease in receivable from Adviser	6,084	(51,412)	(50,130)
(Increase) decrease in prepaid expenses	(13,222)	12,208	(1,278)
(Increase) decrease in due from counterparty	—	21,400,000	(820,000)
(Increase) decrease in receivable due on total return swap	—	—	366,952
Increase (decrease) in payable for investments purchased	301,369	(2,533,314)	(39,962)
Increase (decrease) in payable to Adviser	(44,950)	(146,916)	278,549
Increase (decrease) in interest expense and commitment fees payable	—	(80,207)	72,500
Increase (decrease) in accrued expenses and other liabilities	(155,884)	(150,143)	(67,099)
Increase (decrease) in payable on total return swap	—	(11,458)	11,458

Net cash flows provided by (used in) operating activities	9,086,115	31,310,408	5,082,141

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(4,643,769)	(2,403,568)	(2,773,280)
Distributions paid in cash	(2,360,642)	(2,227,401)	(2,787,073)
(Decrease) in credit facilities payable	—	(40,971,777)	(15,748,575)
Increase in credit facilities payable	—	7,256,913	16,879,474

Net cash flows (used in) financing activities	(7,004,411)	(38,345,833)	(4,429,454)

Net increase (decrease) in cash and cash equivalents	2,081,704	(7,035,425)	652,687

Cash and cash equivalents
Beginning of the year	729,467	7,764,892	7,112,205

End of the year	$2,811,171	$729,467	$7,764,892

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$100,908	$400,250	$635,742
Cash paid during the period for interest	$—	$256,914	$1,160,789
Reinvestment of distributions paid	$1,319,241	$1,864,760	$4,823,663
Local and excise taxes paid	$87,200	$47,000	$212,579

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2021

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value
Senior Secured Loans – 40.1%(4)
Healthcare – 38.6%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(5) (6)	L + 375	0.09%	2/27/2026	$2,515,096	$2,506,780	$2,500,169
BW NHHC Holdco, Inc. (First Lien Term Loan)(7)	L + 500	0.16%	5/15/2025	4,467,593	3,274,720	3,824,818
CNT Holdings I Corp (Second Lien Term Loan)(7)	L + 675	0.75%	11/16/2028	1,500,000	1,493,315	1,513,125
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)	4% Fixed		7/1/2026	333,333	333,956	330,027
Covenant Surgical Partners, Inc. (First Lien Term Loan)(5)	L + 400	0.09%	7/1/2026	1,629,539	1,632,667	1,613,375
Envision Healthcare Corp. (First Lien Term Loan)(5)	L + 375	0.09%	10/10/2025	4,580,543	3,578,822	3,700,232
NMSC Holdings, Inc. (First Lien Term Loan)(5)	L + 500	1.00%	4/19/2023	1,007,994	1,006,001	1,008,246
RxBenefits, Inc. (First Lien Term Loan)(7)	L + 500	5.25%	12/17/2027	3,211,980	3,155,476	3,222,017
Sapience Therapeutics, Inc (First Lien Term Loan) (8)(9)	8% Fixed		12/9/2023	4,000,000	4,000,000	4,000,000
Sound Inpatient Physicians (Second Lien Term Loan)(5)	L + 675	0.09%	6/26/2026	1,555,556	1,464,678	1,559,444
Wellpath Holdings, Inc. (First Lien Term Loan)(5)	L + 550	0.09%	10/1/2025	994,872	988,966	983,525

						24,254,978

Telecommunication Services – 1.5%
TerreStar Corp. (First Lien Term Loan E)(8) (9)	11% PIK		2/27/2022	729,979	729,979	729,979
TerreStar Corp. (First Lien Term Loan F)(8) (9)	11% PIK		2/28/2022	172,817	172,817	172,817
TerreStar Corp. (First Lien Term Loan G)(8) (9)	11% PIK		2/28/2022	30,875	30,875	30,875
TerreStar Corp. (First Lien Term Loan H)(8) (9)	11% PIK		2/28/2022	28,807	28,807	28,807

						962,478

Total Senior Secured Loans						25,217,456

Asset-Backed Securities – 0.6%
Financials – 0.6%
Grayson Investor Corp. (6) (8) (9) (10) (11) (12) (13)			11/1/2021	800	218,665	304,000
PAMCO CLO 1997-1A B (6) (8) (9) (10) (12) (13)				354,096	203,606	101,040

						405,040

Total Asset-Backed Securities						405,040

Corporate Bonds – 10.9%
Healthcare – 10.3%
Hadrian Merger Sub, Inc. (10)	8.500%		5/1/2026	2,728,000	2,398,666	2,819,320
Surgery Center Holdings, Inc. (6) (10)	6.750%		7/1/2025	3,630,000	3,520,855	3,661,000

						6,480,320

Media/Telecommunications – 0.6%
iHeartCommunications, Inc. (6)	6.375%		5/1/2026	115,507	313,455	119,965
iHeartCommunications, Inc. (6)	8.375%		5/1/2027	214,073	584,792	225,981

						345,946

Total Corporate Bonds						6,826,266

				Shares
Common Stocks – 29.1%
Chemicals – 0.1%
MPM Holdings, Inc. (8) (9) (14)				8,500	17,000	42,500

Energy – 1.7%
Quarternorth Energy, Inc.				11,534	981,429	1,092,846

Financials – 3.5%
American Banknote Corp. (8) (9) (14)				750,000	2,062,500	2,208,750

Healthcare – 0.7%
Amryt Pharma, PLC (6) (14) (15)				40,000	500,000	432,000

Real Estate – 12.5%
IQHQ, Inc. (8) (9)				100,000	$1,500,000	$1,823,000
Nexpoint Real Estate Finance, Inc. (16)				315,631	6,686,306	6,075,895

						7,898,895

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2021

Real Estate Investment Trust (REIT) – 3.1%
NexPoint Residential Trust, Inc. (6) (16)				23,173	707,883	1,942,593

Service – 0.0%
Wayne Services Legacy Inc. (8) (9) (14)				237	253,404	5,172

Telecommunication Services – 7.5%
TerreStar Corp. (8) (9) (14)				14,035	1,599,990	4,706,357

Total Common Stocks						18,329,113

LLC Interests – 12.0%
Consumer Products – 4.5%
US GAMING LLC (8) (9) (14)				2,000	2,000,000	2,812,212

Real Estate – 7.5%
SFR WLIF II, LLC (8) (9) (16)				3,348,888	3,348,888	3,196,246
SFR WLIF III, LLC (8) (9) (16)				1,651,112	1,651,112	1,563,916

						4,760,162

Total LLC Interests						7,572,374

	Preferred Dividend Rate
Preferred Stocks – 2.7%
Financials – 2.7%
777 PARTNERS LLC		10.000%		750	750,000	750,000
United Fidelity Bank FSB		7.000%		1,000	1,000,000	975,000

						1,725,000

Total Preferred Stocks						1,725,000

Warrants – 0.3%
Energy – 0.2%
QUARTERNORTH TRANCHE 1 (14)			8/27/2029	5,738	16,122	48,056
QUARTERNORTH TRANCHE 2 (14)			8/27/2029	11,051	5,175	64,002

						112,058

Healthcare – 0.0%
Gemphire Therapeutics, Inc. (8) (9) (14)			3/15/2022	4,752	—	—

Media/Telecommunications – 0.1%
iHeartMedia, Inc. (6) (14)			5/1/2039	2,875	52,987	49,004

Total Warrants						161,062

Total Investments- 95.7%					$54,770,694	$60,236,311

Cash Equivalents – 4.3%(17)						$2,704,193
Other Assets & Liabilities, net – 0.0%						$(1,596)

Net Assets- 100.0%						$62,938,908

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2021. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at December 31, 2021 was 0.10%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the base rate floor shown.

(6)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company (“BDC”), may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 14.8% of the Company’s total assets as of December 31, 2021.

(7)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at December 31, 2021 was 0.21%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the base rate floor shown.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2021

(8)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $21,683,171 or 34.5% of net assets were fair valued under the Company’s valuation procedures as of December 31, 2021.

(9)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(10)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2021, these securities amounted to $6,885,360, or 10.9% of net assets.

(11)	The investment is considered to be the equity tranche of the issuer.
(12)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(13)	The issuer is in default of its payment obligation, or is in danger of default.
(14)	Non-income producing security.
(15)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $432,000 or 0.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquition Date
Amryt Pharma, PLC – Common Stock	12/7/20

(16)	Represents an affiliated issuer. Assets with a total aggregate fair value of $12,778,650, or 20.3% of net assets, were affiliated with the Company as of December 31, 2021. See Note 10.
(17)	State Street U.S. Government Money Market Fund.

Glossary

PIK	Payment-in-Kind

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

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2020

			Shares
Common Stocks – 15.0%
Chemicals – 0.1%
MPM Holdings, Inc. (16)			8,500	$17,000	$42,500

Financials – 1.8%
American Banknote Corp. (10) (11) (16)			750,000	2,062,500	1,125,000

Healthcare – 0.9%
Amryt Pharma, PLC (8) (16) (17)			40,000	500,000	566,400
SteadyMed Ltd. (8) (10) (11) (16)			54,749	14,508	40,405

					606,805

Real Estate – 2.6%
IQHQ, Inc. (10) (11)			100,000	1,500,000	1,661,000

Real Estate Investment Trust (REIT) – 1.5%
NexPoint Residential Trust, Inc. (8) (18)			22,640	708,025	957,898

Retail – 0.8%
Tru Kids, Inc. (10) (11) (16)			237	1,119,168	532,642

Service – 0.1%
Western States Life Insurance (10) (11) (16)			237	253,404	59,183

Telecommunication Services – 7.2%
TerreStar Corp. (10) (11) (16)			14,035	1,599,990	4,630,427

Total Common Stocks					9,615,455

LLC Interests – 10.2%
Consumer Products – 3.2%
US GAMING LLC (10) (11) (16)			2,000	2,000,000	2,070,427

Real Estate – 6.6%
SFR WLIF III, LLC (10) (11) (18)			1,651,112	1,651,112	1,493,629
SFR WLIF II, LLC (10) (11) (18)			3,348,888	3,348,888	2,742,974

					4,236,603

Real Estate Investment Trust (REIT) – 0.4%
NexPoint Capital REIT, LLC (10) (11) (18) (19)			100	—	228,215

Total LLC Interests					6,535,245

Partnership Units – 8.1%
Real Estate – 8.1%
NexPoint Real Estate Finance Operating Partnership, LP (18)			315,631	6,312,618	5,214,223

Total Partnership Units					5,214,223

	Preferred Dividend Rate
Preferred Stocks – 0.0%
Real Estate Investment Trust (REIT) – 0.0%
RAIT Financial Trust (20)	8.875%		148,057	3,051,714	—

Total Preferred Stocks

Warrants – 0.1%
Healthcare – 0.0%
Galena Biopharma, Inc. (10) (11) (16)		1/12/2021	1,500,054	—	1
Gemphire Therapeutics, Inc. (10) (11) (16)		3/15/2022	4,752	—	—
SCYNEXIS, Inc. (10) (11) (16)		6/21/2021	19,500	—	—

					1

Media/Telecommunications – 0.1%
iHeartMedia, Inc. (8) (16)		5/1/2039	2,875	52,988	33,901

Total Warrants					33,902

Total Investments- 100.7%				$66,465,260	$64,668,615

Cash Equivalents –0.8%(21)					$525,975
Other Assets & Liabilities, net- (1.5%)					$(1,004,118)

Net Assets- 100.0%					$64,190,472

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

See Notes to Financial Statements.

NexPoint Capital, Inc.

Notes to Financial Statements

Note 1 — Organization

NexPoint Capital, Inc. (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services - Investment Companies. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations. The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). In this report, “we,” “us” and “our” refer to NexPoint Capital, Inc.

The Company was formed in Delaware on September 30, 2013, and formally commenced operations on September 2, 2014, upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of December 31, 2021, the Adviser controls 2,549,002 total shares (or 25.60%) of the Company, including reinvestment of dividends, for a net amount of approximately $16.1 million.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of December 31, 2021 and 2020, the Company had cash and cash equivalents of $2,811,171 and $729,467, respectively. As of December 31, 2021 and 2020, $2,704,193 and $525,975 was held in the State Street U.S. Government Money Market Fund, and $106,978 and $203,492 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Schedules of Investments for the Company, as applicable. As of December 31, 2021 and 2020, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the years ended December 31, 2021, 2020 and 2019 the Company recognized $4,651, $108,535 and $49,895 of fee income, respectively.

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

•

The Audit and Qualified Legal Compliance Committee of the Board , with assistance of Board valuation oversight, reviews portfolio valuation, including oversight of valuations determined by the Adviser and the Valuation Committee pursuant to the policies and procedures approved by the Board.

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

As of December 31, 2021, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$304,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	101,040
American Banknote Corp.	Common Stocks	2,208,750
IQHQ, Inc.	Common Stocks	1,823,000
TerreStar Corp.	Common Stocks	4,706,357
Wayne Services Legacy Inc.	Common Stocks	5,172
SFR WLIF III, LLC	LLC Interests	1,563,916
SFR WLIF II, LLC	LLC Interests	3,196,246
US GAMING LLC	LLC Interests	2,812,212
Sapience Therapeutics, Inc	Senior Secured Loans	4,000,000
TerreStar Corp.	Senior Secured Loans	729,979
TerreStar Corp.	Senior Secured Loans	172,817
TerreStar Corp.	Senior Secured Loans	30,875
TerreStar Corp.	Senior Secured Loans	28,807
Gemphire Therapeutics, Inc.	Warrants	—

As of December 31, 2020, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$286,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	77,767
American Banknote Corp.	Common Stocks	1,125,000
IQHQ, Inc.	Common Stocks	1,661,000
SteadyMed Ltd.	Common Stocks	40,405
TerreStar Corp.	Common Stocks	4,630,427
Tru Kids, Inc.	Common Stocks	532,642
Wayne Services Legacy Inc.	Common Stocks	59,183

NexPoint Capital REIT, LLC	LLC Interests	228,215
SFR WLIF III, LLC	LLC Interests	1,493,629
SFR WLIF II, LLC	LLC Interests	2,742,974
US GAMING LLC	LLC Interests	2,070,427
TerreStar Corp.	Senior Secured Loans	653,280
TerreStar Corp.	Senior Secured Loans	154,659
TerreStar Corp.	Senior Secured Loans	27,631
TerreStar Corp.	Senior Secured Loans	26,000
Galena Biopharma, Inc.	Warrants	1
Gemphire Therapeutics, Inc.	Warrants	—
SCYNEXIS, Inc.	Warrants	—

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

As of December 31, 2021, the Company’s investments consisted of senior secured loans, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of December 31, 2021, and December 31, 2020:

	December 31, 2021
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$20,254,978	$4,000,000	$24,254,978
Telecommunication Services	—	—	962,478	962,478
Asset-Backed Securities
Financials	—	—	405,040	405,040
Corporate Bonds
Healthcare	—	6,480,320	—	6,480,320
Media/Telecommunications	—	345,946	—	345,946
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,092,846	—	1,092,846
Financials	—	—	2,208,750	2,208,750
Healthcare	432,000	—	—	432,000
Real Estate	6,075,895	—	1,823,000	7,898,895
Real Estate Investment Trusts (REITs)	1,942,593	—	—	1,942,593
Service	—	—	5,172	5,172
Telecommunication Services	—	—	4,706,357	4,706,357
LLC Interests
Consumer Products	—	—	2,812,212	2,812,212
Real Estate	—	—	4,760,162	4,760,162
Preferred Stocks
Financials	—	1,725,000	—	1,725,000
Warrants
Energy	—	112,058	—	112,058
Healthcare(1)	—	—	—	—
Media/Telecommunications	—	49,004	—	49,004

Total Assets	$8,450,488	$30,102,652	$21,683,171	$60,236,311

Total Investments net of Securities Sold Short	$8,450,488	$30,102,652	$21,683,171	$60,236,311

(1)	Gemphire Therapeutics, Inc. Warrants at zero value.

	December 31, 2020
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Energy	$—	$422,827	$—	$422,827
Healthcare	—	33,071,007	—	33,071,007
Manufacturing	—	1,666,667	—	1,666,667
Telecommunication Services	—	—	861,570	861,570
Asset-Backed Securities
Financials	—	—	363,767	363,767
Corporate Bonds
Healthcare	—	6,531,240	—	6,531,240
Media/Telecommunications	—	352,712	—	352,712
Common Stocks
Chemicals	—	42,500	—	42,500
Financials	—	—	1,125,000	1,125,000
Healthcare	566,400	—	40,405	606,805
Real Estate	—	—	1,661,000	1,661,000
Real Estate Investment Trusts (REITs)	957,898	—	—	957,898
Retail	—	—	532,642	532,642
Service	—	—	59,183	59,183
Telecommunication Services	—	—	4,630,427	4,630,427
LLC Interests
Consumer Products	—	—	2,070,427	2,070,427
Real Estate	—	—	4,236,603	4,236,603

Real Estate Investment Trusts (REITs)	—	—	228,215	228,215
Partnership Units
Real Estate	—	5,214,223	—	5,214,223
Preferred Stock(1)	—	—	—	—
Warrants
Healthcare	—	—	1	1
Media/Telecommunications	—	33,901	—	33,901

Total Assets	$1,524,298	$47,335,077	$15,809,240	$64,668,615

Total Investments	$1,524,298	$47,335,077	$15,809,240	$64,668,615

(1)	Includes RAIT Financial Trust Preferred Stock at zero value.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2021.

Investments:	Balance as of December 31, 2020	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/PIK	(Sales and redemptions)	Balance as of December 31, 2021	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$861,570	$—	$—	$—	$—	$—	$—	$100,908	$—	$962,478	$—
Healthcare	—	—	—	—	—	—	—	4,000,000	—	4,000,000	—
Asset-Backed Securities
Financials	363,767	—	—	—	(237,335)	8,561	290,189	—	(20,142)	405,040	290,189
Common Stocks
Chemical	—	42,000	(42,000)	—	—	—	—	—	—	—	—
Financials	1,125,000	—	—	—	—	—	1,083,750	—	—	2,208,750	1,083,750
Healthcare	40,405	—	—	—	—	(14,509)	(25,896)	—	—	—	—
Real Estate	1,661,000	—	—	—	—	—	162,000	—	—	1,823,000	162,000
Retail	532,642	—	—	—	—	(515,500)	586,525	—	(603,667)	—	—
Service	59,183	—	—	—	—	—	(54,011)	—	—	5,172	(54,011)
Telecommunication Services	4,630,427	—	—	—	—	—	75,930	—	—	4,706,357	75,930
LLC Interests
Consumer Products	2,070,427	—	—	—	—	—	741,785	—	—	2,812,212	741,785
Real Estate	4,236,603	—	—	—	—	—	523,559	—	—	4,760,162	523,559
Real Estate Investment Trusts (REITs)	228,215	—	—	—	(200,000)	200,000	(228,215)	—	—	—	—
Warrants
Healthcare	1	—	—	—	—	—	(1)	—	—	—	(1)

Total	$15,809,240	$42,000	$(42,000)	$—	$(437,335)	$(321,448)	$3,155,615	$4,100,908	$(623,809)	$21,683,171	$2,823,201

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

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the year ended December 31, 2021, there were 0 transfers from Level 2 to Level 3. For the year ended December 31, 2020, there were 6 transfers from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of December 31, 2021 and 2020:

Investment	Fair value at December 31, 2021	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$7,572,374	Discounted Cash Flow Net Asset Value Multiples Analysis	Discount Rate N/A Multiple of EBITDA	1.49% - 5.43% (3.46%) N/A 6.3x - 8.2x (7.25x)
Common Stock	8,743,279	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP NAV / sh multiple Enterprise Value ($mm) Recovery Rate	14.5% - 16.5% (15.5%) 2.75x - 3.75x (3.25x) $0.09 - $0.95 ($0.52) 0.75x - 1.00x (0.875x) $841 75% - 100% (94%)
Senior Secured Loans	4,962,478	Discounted Cash Flow Transaction Indication of Value	Discount Rate Cost Price	11.00% N/A
Asset-Backed Securities	405,040	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Warrants	—	Black-Scholes Model	Volatility Assumption	181.3%

Total	$21,683,171

Investment	Fair value at December 31, 2020	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$6,535,245	Discounted Cash Flow Net Asset Value Multiples Analysis	Discount Rate Long Term Growth Rate Net Asset Value Multiple of EBITDA	1.28% - 11.30% 6.90% $0.82 - $2,282.15 3.50x - 7.95x
Common Stock	8,048,657	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Probability Weighted Expected Return	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Liquidity Discount Enterprise Value ($mm) Transaction Price Per Share Multiple of EBITDA Cash Offer per Share Probability Assessment	15.50% 3.50x - 7.00x $0.09 - $0.95 25% $771.00 $2.75 - $16.61 8.00x $2,500 20%
Senior Secured Loans	861,570	Discounted Cash Flow	Discount Rate	11.00%
Asset-Backed Securities	363,767	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Warrants	1	Black-Scholes Model	Volatility Assumption	78.9% - 429.9%

Total	$15,809,240

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the year ended December 31, 2021 and 2020, the Company did not hold options.

Investment Transactions

Investment transactions are accounted for on trade date. Realized gains (losses) on investments sold are recorded on the basis of specific identification method for both financial statement and U.S. federal income tax purposes. Payable for investments purchased and receivable for investments sold on the Statements of Assets and Liabilities, if any, represents the cost of purchases and proceeds from sales of investment securities, respectively, for trades that have been executed but not yet settled.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the years ended December 31, 2021, 2020 and 2019. Selling commissions and fees of $0, $0, and $0 were paid for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the year ended December 31,
	2021	2020	2019
Net increase (decrease) in net assets resulting from operations	$5,706,143	$(20,899,278)	$9,190,895
Weighted average common shares outstanding	10,254,666	10,525,271	10,441,061
Earnings (loss) per common share-basic and diluted	$0.56	$(1.98)	$0.88

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU No. 2020-04 is elective and effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU No. 2020-04. Please refer to Note 9 for additional information.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2021:

	Fair value	Percentage
Assets
Healthcare	$31,167,298	51.7%
Real Estate	12,659,057	21.0%
Telecommunication Services	5,668,835	9.4%
Financials	4,338,790	7.2%
Consumer Products	2,812,212	4.7%
Real Estate Investment Trusts (REITs)	1,942,593	3.2%
Energy	1,204,904	2.0%
Media/Telecommunications	394,950	0.7%
Chemicals	42,500	0.1%
Service	5,172	0.0%

Total Assets	$60,236,311	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2020:

	Fair value	Percentage
Assets
Healthcare	$40,209,053	62.2%
Real Estate	11,111,826	17.2%
Telecommunication Services	5,491,997	8.5%
Consumer Products	2,070,427	3.2%
Manufacturing	1,666,667	2.6%
Financials	1,488,767	2.3%
Real Estate Investment Trusts (REITs)	1,186,113	1.8%
Retail	532,642	0.8%
Energy	422,827	0.6%
Media/Telecommunications	386,613	0.6%
Service	59,183	0.1%
Chemicals	42,500	0.1%

Total Assets	$64,668,615	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2021:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$21,439,866	$22,144,887	36.7%
Senior Secured Loans - Second Lien	2,957,993	3,072,569	5.1%
Asset-Backed Securities	422,271	405,040	0.7%
Corporate Bonds	6,817,768	6,826,266	11.3%
Common Stocks	14,308,512	18,329,113	30.4%
LLC Interests	7,000,000	7,572,374	12.6%
Preferred Stocks	1,750,000	1,725,000	2.9%
Warrants	74,284	161,062	0.3%

Total Assets	$54,770,694	$60,236,311	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2020:

	Amortized cost	Fair value	Percentage of portfolio (at fair value)
Assets
Senior Secured Loans – First Lien	$30,123,122	$31,276,803	48.3%
Senior Secured Loans – Second Lien	4,742,429	4,745,268	7.3%
Asset-Backed Securities	671,187	363,767	0.6%
Corporate Bonds	6,736,607	6,883,952	10.6%
Common Stocks	7,774,595	9,615,455	14.9%
LLC Interests	7,000,000	6,535,245	10.1%
Partnership Units	6,312,618	5,214,223	8.1%
Preferred Stocks	3,051,714	—	0.0%
Warrants	52,988	33,902	0.1%

Total Assets	$66,465,260	$64,668,615	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2021:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$405,040	0.7%
Great Britain(1)	432,000	0.7%
Luxembourg(1)	2,500,169	4.1%
United States	56,899,102	94.5%

Total Assets	$60,236,311	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2020:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$363,767	0.6%
Great Britain(1)	566,400	0.9%
Luxembourg(1)	2,461,549	3.8%
United States	61,276,899	94.7%

Total Assets	$64,668,615	100.0%

(1)	Investment denominated in USD.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred investment advisory fees payable to the Adviser of $1,220,044, $1,192,535 and $1,966,697, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred $0, $0 and recognized a reduction of $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of December 31, 2021.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred administration fees payable to the Adviser of $244,754, $245,534 and $399,100, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the years ended December 31, 2021, 2020 and 2019, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2021, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

Fees Paid to Officers and Directors

Each director who oversees all of the portfolios in the Fund Complex receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The annual retainer for a director who does not oversee all of the portfolios in the Fund Complex is prorated based on the portion of the $150,000 annual retainer allocable to the portfolios overseen by such director. Directors are reimbursed for actual out-of-pocket expenses relating to attendance at meetings. In addition, the Chairman of the Board and the Chairman of the Audit and Qualified Legal Committee each receive an additional payment of $10,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The Directors do not receive any separate compensation in connection with service on Committees or for attending Board or Committee Meetings. They do not have any pension or retirement plan. The “Fund Complex” consists of all of the RICs advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employed by the Adviser, its affiliates or Skyview Group, Inc. (“Skyview”).

For the years ended December 31, 2021, 2020 and 2019, the Company recorded an expense relating to director fees of $17,781, $20,123 and $19,553, respectively, which represents the allocation of the director fees to the Company. As of December 31, 2021, there was no expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of December 31, 2021 is $792,018. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2021, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2021	$892,640	$597,379	$295,261	$94,762	December 31, 2024
September 30, 2021	$664,052	$463,553	$200,499	$68,134	September 30, 2024
June 30, 2021	$436,866	$304,501	$132,365	$68,919	June 30, 2024
March 31, 2021	$220,126	$156,680	$63,446	$63,446	March 31, 2024

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2018	$1,352,097	$924,677	$427,420	$279,079	Expired
September 30, 2018	950,045	801,704	148,341	—	Expired
June 30, 2018	613,809	489,460	124,349	—	Expired
March 31, 2018	341,882	261,736	80,146	—	Expired

During the year ended December 31, 2021, $427,420 of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the years ended December 31, 2021 and December 31, 2020, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the net asset value (“NAV”) as of December 31, 2021 would have been lower by approximately this amount.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of December 31, 2021 and December 31, 2020, $95,458 and $101,542 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.

As of December 31, 2021 and December 31, 2020, the Company owed $378,587 and $423,537, respectively, to the Adviser, largely related to advisory fees, and administration fees.

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

As of December 31, 2021, 2020 and 2019, the Company made the following permanent book tax differences and reclasses:

	2021	2020	2019
Paid in capital excess of par value	$2,104,942	$(1,621,021)	$(138,024)
Distributions in excess of net investment income(1)	1,143,870	1,541,871	2,583,485
Accumulated realized gains(1)	(3,248,812)	79,150	(2,445,461)

(1)	Amounts are included in distributable earnings (accumulated loss) on the Statements of Assets and Liabilities.

During the year ended December 31, 2021, the differences between book and tax accounting were due primarily to non-deductible excise taxes and partnerships, basis adjustments of loan investments, distribution re-designations and non-REIT return of capital.

For the years ended December 31, 2021, 2020 and 2019, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

	2021	2020	2019
Undistributed ordinary income	$72,812	$687,291	$45,019
Net tax appreciation/(depreciation)	2,708,891	(6,021,808)	(3,044,798)
Undistributed capital gains	—	—	—
Other temporary differences	(910,576)	1,315,827	(289,344)

For the years ended December 31, 2021, 2020 and 2019, the Company had $(30,077,894), $(24,156,099) and $(1,198,009) of capital loss carryovers, respectively.

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2021, 2020 and 2019, were as follows:

	2021	2020	2019
Paid Distributions attributable to:
Ordinary income	$3,633,179	$4,409,400	$6,276,791
Return of capital	—	—	—
Long term gain	—	—	1,237,492

Unrealized appreciation and depreciation at December 31, 2021, 2020 and 2019, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross appreciation	Gross (depreciation)	Net appreciation/ (depreciation)	Cost
December 31, 2021	$4,599,564	$(1,890,673)	$2,708,891	$57,527,420
December 31, 2020	7,723,451	(13,745,259)	(6,021,808)	70,690,423
December 31, 2019	8,606,619	(11,651,417)	(3,044,798)	102,532,406

The tax adjustments that impact cost are wash sales, partnerships and basis adjustments on loan investments.

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the years ended December 31, 2021, 2020 and 2019, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer for the second quarter of 2021 from May 21, 2021, until expiration of June 21, 2021 at 4:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, 214,460 shares of the Company were tendered for repurchase, constituting approximately 2.04% of the Company’s outstanding shares.

The Company conducted its quarterly tender offer for the third quarter of 2021 from August 20, 2021, until expiration of September 20, 2021 at 4:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the third quarter tender offer, 119,019 shares of the Company were tendered for repurchase, constituting approximately 1.13% of the Company’s outstanding shares.

The Company conducted its quarterly tender offer for the fourth quarter of 2021 from November 22, 2021, until expiration of December 22, 2021 at 4:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the fourth quarter tender offer, 131,229 shares of the Company were tendered for repurchase, constituting approximately 1.25% of the Company’s outstanding shares.

For the year ended December 31, 2021, the Company repurchased 0 shares as part of its death and disability repurchase program.

Note 7 — Credit Facility and Leverage Facilities

On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month LIBOR + 1.30%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days notice. On April 15, 2020, the Financing Arrangement was paid down and closed. At December 31, 2021, there were no current outstanding or fair value amounts.

For the years ended December 31, 2021, 2020 and 2019, the components of total interest expense were as follows:

	Year ended December 31, 2021	Year ended December 31, 2020		Year ended December 31, 2019
Direct interest expense	$—	$176,911		$1,233,085
Commitment fees	—	(204)		204
Amortization of financing costs	—	—		—

Total interest expense	$—	$176,707		$1,233,289

Average daily amount outstanding	—	22,670,341	(1)	35,934,346
Weighted average interest rate	—	2.67	%(1)	3.43%

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

Year Ended	Total Amount Outstanding	% of Asset Coverage
12/31/2021	$—	—%
12/31/2020	—	—%
12/31/2019	63,219,694	241%
12/31/2018	67,767,021	227%
12/31/2017	46,540,921	304%
12/31/2016	11,200,000	701%
12/31/2015	—	n/a
12/31/2014	—	n/a

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

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company would have treated the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by the Company under the TRS, as a senior security for the life of that instrument. As of and for the year ended December 31, 2021, the Company has $0 in receivable from BNP Paribas.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each security underlying the TRS as a qualifying asset if such security is a loan and the obligor on such loan is an eligible portfolio company, and as a non-qualifying asset if the obligor is not an eligible portfolio company.

As of December 31, 2021 and 2020, there were no positions held in the TRS.

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

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2021.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2021, the Company had no unfunded debt commitments.

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

Due to manipulation allegations in 2012 and reduced activity in the financial markets that it measures, in July 2017, the Financial Conduct Authority (the “FCA”), the United Kingdom financial regulatory body, announced a desire to phase out the use of LIBOR by the end of 2021 and that it will stop encouraging banks to provide the quotations needed to sustain LIBOR. The ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publishing most LIBOR maturities, including some US LIBOR maturities, on December 31, 2021, and is expected to cease publishing the remaining and most liquid US LIBOR maturities on June 30, 2023. It is expected that market participants have or will transition to the use of alternative reference or benchmark rates prior to the applicable LIBOR publication cessation date. Additionally, although regulators have encouraged the development and adoption of alternative rates, such as the Secured Overnight Financing Rate (“SOFR”), the future utilization of LIBOR or of any particular replacement rate remains uncertain.

Although the transition process away from LIBOR has become increasingly well-defined in advance of the anticipated discontinuation dates, the impact on certain debt securities, derivatives and other financial instruments remains uncertain. It is expected that market participants will adopt alternative rates such as SOFR or otherwise amend financial instruments referencing LIBOR to include fallback provisions and other measures that contemplate the discontinuation of LIBOR or other similar market disruption events, but neither the effect of the transition process nor the viability of such measures is known. Further, uncertainty and risk remain regarding the willingness and ability of issuers and lenders to include alternative rates and revised provisions in new and existing contracts or instruments. To facilitate the transition of legacy derivatives contracts referencing LIBOR, the International Swaps and Derivatives Association, Inc. launched a protocol to incorporate fallback provisions. While the transition process away from LIBOR has become increasingly well-defined in advance of the expected LIBOR cessation dates, there are obstacles to converting certain longer term securities and transactions to a new benchmark or benchmarks and the effectiveness of one alternative reference rate versus multiple alternative reference rates in new or existing financial instruments and products has not been determined. Furthermore, the risks associated with the cessation of LIBOR and transition to replacement rates may be exacerbated if an orderly transition to alternative reference rates is not completed in a timely manner. Certain proposed replacement rates to LIBOR, such as SOFR, which is a broad measure of secured overnight US Treasury repo rates, are materially different from LIBOR, and changes in the applicable spread for financial instruments transitioning away from LIBOR will need to be made to accommodate the differences. Furthermore, the risks associated with the expected discontinuation of LIBOR and transition to replacement rates may be exacerbated if an orderly transition to an alternative reference rate is not completed in a timely manner. As market participants transition away from LIBOR, LIBOR’s usefulness may deteriorate and these effects could be experienced until the permanent cessation of the majority of U.S. LIBOR rates in 2023. The transition process may lead to increased volatility and illiquidity in markets that currently rely on LIBOR to determine interest rates. LIBOR’s deterioration may adversely affect the liquidity and/or market value of securities that use LIBOR as a benchmark interest rate.

Operational and Technology Risk

The risk that cyber-attacks, disruptions, or failures that affect the Funds’ service providers, counterparties, market participants, or issuers of securities held by the Funds may adversely affect the Funds and its shareholders, including by causing losses for the Funds or impairing Fund operations.

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

Pandemics and Associated Economic Disruption Risk

An outbreak of respiratory disease caused by a novel coronavirus was first detected in China in December 2019 and subsequently spread globally. This coronavirus has resulted and may continue to result in the closing of borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general anxiety and economic uncertainty. The impact of this coronavirus may be short-term or may last for an extended period of time and has resulted in a substantial economic downturn. Health crises caused by outbreaks of disease, such as the coronavirus, may exacerbate other pre-existing political, social and economic risks. This outbreak, and other epidemics and pandemics that may arise in the future, could negatively affect the global economy, as well as the economies of individual countries, individual companies and the market in general in significant and unforeseen ways. For example, a widespread health crisis such as a global pandemic could cause substantial market volatility, exchange trading suspensions and closures, impact the Company’s ability to complete tender offer requests, and affect Company performance. Any such impact could adversely affect the Company’s performance, the performance of the issuers in which the Company invests, lines of credit available to the Company and may lead to losses on your investment in the Company. In addition, the increasing interconnectedness of markets around the world may result in many markets being affected by events or conditions in a single country or region or events affecting a single or small number of issuers.

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

Note 10 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of December 31, 2021:

Affiliated investments	Shares at December 31, 2020	Fair value as of December 31, 2020	Transfers in (at cost)	Purchases	Sales	Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of December 30, 2021	Shares at December 30, 2021	Affiliated Dividend income
NexPoint Residential Trust, Inc.	22,640	$957,898	$—	$32,104	$(32,246)	$—	$984,837	$1,942,593	23,173	$—

NexPoint Capital REIT, LLC(1)	100	228,215	—	—	(200,000)	200,000	(228,215)	—	—	—

NexPoint Real Estate Finance, Inc.	315,631	5,214,223		6,319,309	(6,357,071)	411,450	487,984	6,075,895	315,631	561,936

SFR WLIF III, LLC	1,651,112	1,493,629	—	—	—	—	70,287	1,563,916	1,651,112	76,483

SFR WLIF II, LLC	3,348,888	2,742,974	—	—	—	—	453,272	3,196,246	3,348,888	265,662

Total affiliated investments	5,338,371	$10,636,939	$—	$6,351,413	$(6,589,317)	$611,450	$1,768,165	$12,778,650	5,338,804	$904,081

(1)

The investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 4 “Related Party Transactions and Arrangements”.

Note 11 — Financial Highlights

Selected data for a share outstanding throughout the years ended December 31, 2021, 2020, 2019, 2018 and 2017 is as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Common shares per share operating performance:
Net asset value, beginning of period	$6.13	$8.53	$8.36	$9.68	$9.47
Income from investment operations:
Net investment income(1)	0.19	0.24	0.30	0.36	0.59
Net realized and unrealized gain (loss)	0.37	(2.22)	0.59	(0.96)	0.32

Total from investment operations	0.56	(1.98)	0.89	(0.60)	0.91

Less distribution declared to common shareholders:
From net investment income	(0.37)	(0.42)	(0.60)	(0.73)	(0.72)
From net realized gains	—	—	(0.12)	—	—

Total distributions declared to common shareholders	(0.37)	(0.42)	(0.72)	(0.73)	(0.72)

Capital share transactions
Issuance of common stock(2)	—	—	—	0.01	0.02
Shares tendered(1)	— (3)	— (3)	— (3)	— (3)	— (3)

Net asset value, end of period	$6.32	$6.13	$8.53	$8.36	$9.68
Net asset value total return(4)	9.12%	(23.17)%	10.86%	(6.75)%	10.06%

Ratio and supplemental data:
Net assets, end of period (in 000’s)	$62,939	$64,190	$88,936	$86,311	$94,860
Shares outstanding, end of period	9,956,228	10,475,168	10,425,431	10,322,327	9,804,321
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses	3.78%	3.99%	5.36%	4.32%	5.21%
Fees and expenses waived or reimbursed	(0.45)%	(0.54)%	(0.16)%	(0.43)%	(2.37)%
Net operating expenses	3.33%	3.45%	5.20%	3.89%	2.84%
Net investment income (loss) before fees waived or reimbursed	2.50%	3.41%	3.33%	3.28%	3.80%
Net investment income (loss) after fees waived or reimbursed	2.95%	3.95%	3.50%	3.71%	6.17%
Ratio of interest and credit facility expenses to average net assets	—%	0.27%	1.37%	0.76%	0.13%
Ratio of incentive fees to average net assets	—%	—%	—%	(0.60)%	0.51%
Portfolio turnover rate	13%	83%	42%	55%	113%
Asset coverage ratio	—%	—%	241%	227%	304%
Weighted average commission rate paid(5)	$—	$0.0328	$0.0331	$0.0380	$0.0225

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

(5)	Represents the total dollar amount of commissions paid on portfolio transactions divided by total number of portfolio shares purchased and sold for which commissions were charged.

Note 12 — Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$568,465	$1,374,141	$1,047,775	$1,107,478
Total investment income per common share	0.06	0.13	0.10	0.10
Net investment income	(2,205)	846,923	534,156	544,553
Net investment income per common share	0.01	0.08	0.05	0.05
Net realized and unrealized gain (loss)	133,319	(865,376)	2,785,269	1,729,504
Net realized and unrealized gain (loss) per common share	0.01	(0.08)	0.27	0.17
Net increase (decrease) in net assets resulting from operations	131,114	(18,453)	3,319,425	2,274,057
Basic and diluted earnings (loss) per common share	0.02	0.00	0.32	0.22
Net asset value per common share at end of quarter	6.32	6.40	6.49	6.25

	Quarter ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$879,937	$1,119,639	$1,104,672	$1,708,934
Total investment income per common share	0.09	0.11	0.10	0.16
Net investment income	283,131	694,133	636,915	954,750
Net investment income per common share	0.02	0.07	0.06	0.09
Net realized and unrealized gain (loss)	2,382,200	1,957,963	7,947,407	(35,755,777)
Net realized and unrealized gain (loss) per common share	0.26	0.18	0.75	(3.41)
Net increase (decrease) in net assets resulting from operations	2,665,331	2,652,096	8,584,322	(34,801,027)
Basic and diluted earnings (loss) per common share	0.28	0.25	0.81	(3.32)
Net asset value per common share at end of quarter	6.13	5.96	5.80	5.05

The sum of quarterly per share amounts may not equal per share amounts reported for the years ended December 31, 2021 and 2020. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NexPoint Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of NexPoint Capital, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the years in the two-year period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements and financial highlights for the year ended December 31, 2019, and prior, were audited by other auditors whose report dated April 14, 2020, expressed an unqualified opinion on those financial statements and financial highlights.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with the custodian, agent banks, transfer agents, issuers and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Portfolio Investments—Certain Level 3 Portfolio Investments in Loans, Asset Backed Securities, Common Stocks, LLC Interests and Warrants Valued Using Significant Unobservable Inputs Developed by Management

Critical Audit Matter Description

As discussed in Note 2 to the financial statements, the Company held investments classified as Level 3 investments under accounting principles generally accepted in United States of America. These investments are valued using various valuation techniques to estimate the fair value of investments based on the specific characteristics of the investments and certain significant unobservable inputs. The fair value of the Company’s level 3 investments was approximately $21.7 million of the Company’s $60.2 million total investments at fair value as of December 31, 2021.

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

March 31, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NexPoint Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of operations, changes in net assets and cash flows of NexPoint Capital Inc. (the “Company”) for the year ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of operations, changes in net assets and cash flows of the Company for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

None.

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

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15:	Exhibits

(a)(1) Financial Statements

(1) Financial Statements — Refer to Item 8 starting on page 81

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

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

Number	Description

10.10	Control Agreement, dated and effective as of September 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of September 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.17	Amended and Restated Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of April 2, 2018, by and between NexPoint Capital, Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on April 2, 2018)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: March 31, 2022	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Chief Accounting Officer and Principal Financial Officer

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

Signature	Title	Date

/s/ James D. Dondero	President	March 31, 2022
James D. Dondero	(Principal Executive Officer)

/s/ Frank Waterhouse	Chief Financial Officer	March 31, 2022
Frank Waterhouse	(Treasurer, Principal Accounting Officer and Principal Financial Officer)

/s/ Dr. Bob Froehlich	Director	March 31, 2022
Dr. Bob Froehlich

/s/ John Honis	Director	March 31, 2022
John Honis

/s/ Ethan Powell	Director	March 31, 2022
Ethan K. Powell

/s/ Bryan A. Ward	Director	March 31, 2022
Bryan A. Ward

/s/ Pamela Corrie	Director	March 31, 2022
Pamela Corrie