Form 10-Q
period 2022-03-31
NexPoint Capital, Inc.
filed 2022-05-16
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

As of March 31, 2022, the Registrant had 9,918,671 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Unaffiliated investments, at fair value (cost of $44,078,289 and $42,376,505, respectively)	$47,821,381	$47,457,661
Affiliated investments, at fair value (cost of $12,328,392 and $12,394,189, respectively)(1)	14,537,708	12,778,650
Cash and cash equivalents	1,279,391	2,811,171
Receivable for investments sold	—	990,537
Dividends and interest receivable	621,615	440,404
Receivable from Adviser(2)	58,376	95,458
Prepaid expenses	10,664	13,222

Total assets	64,329,135	64,587,103

Liabilities
Payable for investments purchased	—	301,369
Payable to Adviser(2)	359,236	378,587
Accrued expenses and other liabilities	129,942	72,178
Distributions payable	892,680	896,061

Total liabilities	1,381,858	1,648,195

Commitments and contingencies(3)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 9,918,671 and 9,956,228 shares issued and outstanding, respectively)	9,919	9,956
Paid-in capital in excess of par	90,891,788	91,135,719
Distributable earnings (accumulated loss)	(27,954,430)	(28,206,767)

Total net assets	$62,947,277	$62,938,908

Net asset value per share of common stock	$6.35	$6.32

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Investment income:
Interest	$562,607	$836,896
Interest paid-in-kind	106,711	23,684
Dividend income from unaffiliated investments	95,633	1,254
Dividend income from affiliated investments(1)	249,659	245,644

Total investment income	1,014,610	1,107,478

Expenses:
Investment advisory fees(2)	299,270	303,707
Custodian and accounting service fees	76,747	75,821
Administration fees(2)	59,601	62,539
Stock transfer fee	50,183	49,333
Audit and tax fees	39,474	54,641
Other expenses	20,230	61,493
Legal fees	18,218	12,756
Reports to stockholders	17,795	2,024
Directors’ fees(2)	3,731	4,057

Total expenses	585,249	626,371
Expenses (waived) or recouped by the Adviser(2)	(61,761)	(63,446)

Net expenses	523,488	562,925

Net investment income	491,122	544,553

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	241,708	(91,660)
Affiliated investments(1)	(74,604)	—
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	(1,338,064)	722,628
Affiliated investments(1)	1,824,855	1,098,536

Net realized and unrealized gains (losses)	653,895	1,729,504

Net increase (decrease) in net assets resulting from operations	$1,145,017	$2,274,057

Per share information - basic and diluted per common share
Net investment income:	$0.05	$0.05
Earnings (loss) per share:	$0.11	$0.22
Weighted average shares outstanding:	9,990,797	10,508,636

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Accumulated Loss)	Total Net Assets
Balance at December 31, 2020	10,475,168	$10,475	$92,354,786	$(28,174,789)	$64,190,472
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	544,553	544,553
Net realized gain (loss) on investments	—	—	—	(91,660)	(91,660)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,821,164	1,821,164
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(263,285)	(263)	(1,661,063)	—	(1,661,326)
Reinvestment of common stock	56,335	56	345,275	—	345,331
Distributions to stockholders	—	—	—	(924,140)	(924,140)

Total increase (decrease) for the three months ended March 31, 2021	(206,950)	(207)	(1,315,788)	1,349,917	33,922

Balance at March 31, 2021	10,268,218	$10,268	$91,038,998	$(26,824,872)	$64,224,394

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Accumulated Loss)	Total Net Assets
Balance at December 31, 2021	9,956,228	$9,956	$91,135,719	$(28,206,767)	$62,938,908
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	491,122	491,122
Net realized gain (loss) on investments	—	—	—	167,104	167,104
Net change in unrealized appreciation (depreciation) on investments	—	—	—	486,791	486,791
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(85,999)	(86)	(550,034)	—	(550,120)
Reinvestment of common stock	48,442	49	306,103	—	306,152
Distributions to stockholders	—	—	—	(892,680)	(892,680)

Total increase (decrease) for the three months ended March 31, 2022	(37,557)	(37)	(243,931)	252,337	8,369

Balance at March 31, 2022	9,918,671	$9,919	$90,891,788	$(27,954,430)	$62,947,277

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows provided by (used in) operating activities
Net increase in net assets resulting from operations	$1,145,017	$2,274,057

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(6,918,805)	(7,726)
Payment-in-kind investments	(106,711)	(23,684)
Proceeds from sales and principal repayments of investment securities	5,643,969	2,397,713
Net realized (gain)/loss on investments	(167,104)	91,660
Net change in unrealized (appreciation) depreciation on investments	(486,791)	(1,821,164)
Amortization of premium/discount, net	(87,336)	(255,696)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	990,537	(6,372)
(Increase) decrease in dividends and interest receivable	(181,211)	(5,925)
(Increase) decrease in receivable from Adviser	37,082	38,096
(Increase) decrease in prepaid expenses	2,558	(8,477)
Increase (decrease) in payable for investments purchased	(301,369)	—
Increase (decrease) in payable to Adviser	(19,351)	(57,291)
Increase (decrease) in accrued expenses and other liabilities	57,764	(59,855)

Net cash flows provided by (used in) operating activities	(391,751)	2,555,336

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(550,120)	(1,661,326)
Distributions paid in cash	(589,909)	(597,435)

Net cash flows (used in) financing activities	(1,140,029)	(2,258,761)

Net increase (decrease) in cash and cash equivalents	(1,531,780)	296,575

Cash and cash equivalents
Beginning of the period	2,811,171	729,467

End of the period	$1,279,391	$1,026,042

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$106,711	$23,684
Reinvestment of distributions paid	$306,152	$345,331
Local and excise taxes paid	$30,187	$35,000

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of March 31, 2022

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value

Senior Secured Loans – 28.0%(4)
Healthcare – 26.4%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(5) (6)	L + 375	0.21%	2/27/2026	$1,480,353	$1,475,729	$1,445,661
CCS Medical, Inc (First Lien Term Loan)(7) (8)	13% Fixed		4/7/2026	3,000,000	2,913,809	3,000,000
CNT Holdings I Corp (Second Lien Term Loan)(9)	L + 675	0.75%	11/6/2028	1,500,000	1,493,503	1,503,128
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)	4% Fixed		7/1/2026	333,333	333,922	328,750
Covenant Surgical Partners, Inc. (First Lien Term Loan)(5)	L + 400	0.18%	7/1/2026	1,629,539	1,632,510	1,607,133
Envision Healthcare Corp. (First Lien Term Loan)(5)	L + 375	0.21%	10/10/2025	4,568,738	3,571,194	3,053,448
RxBenefits, Inc. (First Lien Term Loan)(9)	L + 450	0.75%	12/17/2027	3,203,909	3,149,545	3,191,895
Sound Inpatient Physicians (Second Lien Term Loan)(5)	L + 675	0.21%	6/26/2026	1,555,556	1,468,929	1,544,325
Wellpath Holdings, Inc. (First Lien Term Loan)(5)	L + 550	0.21%	10/1/2025	992,308	986,772	974,327

						16,648,667

Telecommunication Services – 1.6%
TerreStar Corp. (First Lien Term Loan G)(7) (8)	11% PIK		2/28/2024	31,732	31,732	31,732
TerreStar Corp. (First Lien Term Loan H)(7) (8)	11% PIK		2/28/2024	29,606	29,606	29,606
TerreStar Corp. (First Lien Term Loan E)(7) (8)	11% PIK		2/28/2024	750,238	750,238	750,238
TerreStar Corp. (First Lien Term Loan F)(7) (8)	11% PIK		2/28/2024	177,613	177,613	177,613

						989,189

Total Senior Secured Loans						17,637,856

Asset-Backed Securities – 0.6%
Financials – 0.6%
Grayson Investor Corp.(6) (7) (8) (10) (11) (12)			11/1/2021	800	218,665	312,000
PAMCO CLO 1997-1A B(6) (7) (8) (10) (12) (13)				324,568	186,627	87,848

						399,848

Total Asset-Backed Securities						399,848

Corporate Bonds – 10.7%
Healthcare – 10.1%
Hadrian Merger Sub, Inc.(10)	8.500%		5/1/2026	2,728,000	2,413,294	2,749,265
Surgery Center Holdings, Inc.(6) (10)	6.750%		7/1/2025	3,630,000	3,527,748	3,620,689

						6,369,954

Media/Telecommunications – 0.6%
iHeartCommunications, Inc.(6)	6.375%		5/1/2026	116,808	313,455	120,414
iHeartCommunications, Inc.(6)	8.375%		5/1/2027	214,073	584,792	221,833

						342,247

Total Corporate Bonds						6,712,201

				Shares

Common Stocks – 36.8%
Chemicals – 0.1%
MPM Holdings, Inc.(14)				8,500	17,000	42,500

Energy – 2.5%
Quarternorth Energy, Inc.				11,534	981,428	1,585,925

Financials – 2.6%
American Banknote Corp.(7) (8) (14)				750,000	2,062,500	1,605,300

Healthcare – 0.5%
Amryt Pharma, PLC(6) (14) (15)				40,000	500,000	330,400

Real Estate – 20.4%
Nexpoint Real Estate Finance, Inc.(16)				481,670	9,960,591	10,885,734
IQHQ, Inc.(7) (8)				100,000	1,500,000	1,964,000

						12,849,734

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of March 31, 2022

(Unaudited)

Real Estate Investment Trust (REIT) – 3.4%
NexPoint Residential Trust, Inc.(6) (16)			23,268	$716,689	$2,101,333

Service – 0.0%
Wayne Services Legacy Inc.(7) (8) (14)			237	253,404	5,172

Telecommunication Services – 7.3%
TerreStar Corp.(7) (8) (14)			14,035	1,599,990	4,611,901

Total Common Stocks					23,132,265

LLC Interests – 7.2%
Consumer Products – 4.7%
US GAMING LLC(7) (8) (14)			2,000	2,000,000	2,981,638

Real Estate – 2.5%
SFR WLIF III, LLC(7) (8) (16)			1,651,112	1,651,112	1,550,641

Total LLC Interests					4,532,279

	Preferred Dividend Rate

Preferred Stocks – 15.5%
Financials – 2.6%
777 PARTNERS LLC	10.000%		750	750,000	750,000
United Fidelity Bank FSB	7.000%		1,000	1,000,000	900,000

					1,650,000

Healthcare – 12.9%
Sapience Therapeutics, Inc.(7) (8)			2,730,159	8,080,000	8,080,000

Total Preferred Stocks					9,730,000

Warrants – 0.3%
Energy – 0.2%
QUARTERNORTH TRANCHE 1(14)		8/27/2029	5,738	16,122	71,725
QUARTERNORTH TRANCHE 2(14)		8/27/2029	11,051	5,175	99,459

					171,184

Media/Telecommunications – 0.1%
iHeartMedia, Inc.(6) (14)		5/1/2039	2,875	52,987	43,456

Total Warrants					214,640

Total Investments – 99.1%				$56,406,681	$62,359,089

Cash Equivalents – 1.9%(17)					$1,223,616
Other Assets & Liabilities, net – (1.0%)					$(635,428)

Net Assets – 100.0%					$62,947,277

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at March 31, 2022. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at March 31, 2022 was 0.45%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(6)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 13.3% of the Company’s total assets as of March 31, 2022.

(7)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of March 31, 2022

(Unaudited)

(8)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $25,187,689 or 40.2% of net assets were fair valued under the Company’s valuation procedures as of March 31, 2022.

(9)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at March 31, 2022 was 0.96%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(10)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of March 31, 2022, these securities amounted to $6,769,802, or 10.8% of net assets.

(11)	The investment is considered to be the equity tranche of the issuer.
(12)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager. (13) The issuer is in default of its payment obligation, or is in danger of default.
(14)	Non-income producing security.
(15)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities is $330,400 or 0.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquition Date
Amryt Pharma, PLC – Common Stock	12/7/20

(16)	Represents an affiliated issuer. Assets with a total aggregate market value of $14,537,708, or 23.1% of net assets, were affiliated with the Company as of March 31, 2022 see Note 9.
(17)	State Street U.S. Government Money Market Fund.

Glossary

PIK	Payment-in-Kind

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2021

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value

Senior Secured Loans – 40.1%(4)
Healthcare – 38.6%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(5) (6)	L + 375	0.09%	2/27/2026	$2,515,096	$2,506,780	$2,500,169
BW NHHC Holdco, Inc. (First Lien Term Loan)(7)	L + 500	0.16%	5/15/2025	4,467,593	3,274,720	3,824,818
CNT Holdings I Corp (Second Lien Term Loan)(7)	L + 675	0.75%	11/16/2028	1,500,000	1,493,315	1,513,125
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)	4% Fixed		7/1/2026	333,333	333,956	330,027
Covenant Surgical Partners, Inc. (First Lien Term Loan)(5)	L + 400	0.09%	7/1/2026	1,629,539	1,632,667	1,613,375
Envision Healthcare Corp. (First Lien Term Loan)(5)	L + 375	0.09%	10/10/2025	4,580,543	3,578,822	3,700,232
NMSC Holdings, Inc. (First Lien Term Loan)(5)	L + 500	1.00%	4/19/2023	1,007,994	1,006,001	1,008,246
RxBenefits, Inc. (First Lien Term Loan)(7)	L + 500	5.25%	12/17/2027	3,211,980	3,155,476	3,222,017
Sapience Therapeutics, Inc (First Lien Term Loan)(8) (9)	8% Fixed		12/9/2023	4,000,000	4,000,000	4,000,000
Sound Inpatient Physicians (Second Lien Term Loan)(5)	L + 675	0.09%	6/26/2026	1,555,556	1,464,678	1,559,444
Wellpath Holdings, Inc. (First Lien Term Loan)(5)	L + 550	0.09%	10/1/2025	994,872	988,966	983,525

						24,254,978

Telecommunication Services – 1.5%
TerreStar Corp. (First Lien Term Loan E)(8) (9)	11% PIK		2/27/2022	729,979	729,979	729,979
TerreStar Corp. (First Lien Term Loan F)(8) (9)	11% PIK		2/28/2022	172,817	172,817	172,817
TerreStar Corp. (First Lien Term Loan G)(8) (9)	11% PIK		2/28/2022	30,875	30,875	30,875
TerreStar Corp. (First Lien Term Loan H)(8) (9)	11% PIK		2/28/2022	28,807	28,807	28,807

						962,478

Total Senior Secured Loans						25,217,456

Asset-Backed Securities – 0.6%
Financials – 0.6%
Grayson Investor Corp.(6) (8) (9) (10) (11) (12) (13)			11/1/2021	800	218,665	304,000
PAMCO CLO 1997-1A B(6) (8) (9) (10) (12) (13)				354,096	203,606	101,040

						405,040

Total Asset-Backed Securities						405,040

Corporate Bonds – 10.9%
Healthcare – 10.3%
Hadrian Merger Sub, Inc.(10)	8.500%		5/1/2026	2,728,000	2,398,666	2,819,320
Surgery Center Holdings, Inc.(6) (10)	6.750%		7/1/2025	3,630,000	3,520,855	3,661,000

						6,480,320

Media/Telecommunications – 0.6%
iHeartCommunications, Inc.(6)	6.375%		5/1/2026	115,507	313,455	119,965
iHeartCommunications, Inc.(6)	8.375%		5/1/2027	214,073	584,792	225,981

						345,946

Total Corporate Bonds						6,826,266

				Shares

Common Stocks – 29.1%
Chemicals – 0.1%
MPM Holdings, Inc.(8) (9) (14)				8,500	17,000	42,500

Energy – 1.7%
Quarternorth Energy, Inc.				11,534	981,429	1,092,846

Financials – 3.5%
American Banknote Corp.(8) (9) (14)				750,000	2,062,500	2,208,750

Healthcare – 0.7%
Amryt Pharma, PLC(6) (14) (15)				40,000	500,000	432,000

Real Estate – 12.5%
IQHQ, Inc.(8) (9)				100,000	1,500,000	1,823,000
Nexpoint Real Estate Finance, Inc.(16)				315,631	6,686,306	6,075,895

						7,898,895

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2021

Real Estate Investment Trust (REIT) – 3.1%
NexPoint Residential Trust, Inc.(6) (16)				23,173	$707,883	$1,942,593

Service – 0.0%
Wayne Services Legacy Inc.(8) (9) (14)				237	253,404	5,172

Telecommunication Services – 7.5%
TerreStar Corp.(8) (9) (14)				14,035	1,599,990	4,706,357

Total Common Stocks						18,329,113

LLC Interests – 12.0%
Consumer Products – 4.5%
US GAMING LLC(8) (9) (14)				2,000	2,000,000	2,812,212

Real Estate – 7.5%
SFR WLIF II, LLC(8) (9) (16)				3,348,888	3,348,888	3,196,246
SFR WLIF III, LLC(8) (9) (16)				1,651,112	1,651,112	1,563,916

						4,760,162

Total LLC Interests						7,572,374

	Preferred Dividend Rate

Preferred Stocks – 2.7%
Financials – 2.7%
777 PARTNERS LLC		10.000%		750	750,000	750,000
United Fidelity Bank FSB		7.000%		1,000	1,000,000	975,000

						1,725,000

Total Preferred Stocks						1,725,000

Warrants – 0.3%
Energy – 0.2%
QUARTERNORTH TRANCHE 1(14)			8/27/2029	5,738	16,122	48,056
QUARTERNORTH TRANCHE 2(14)			8/27/2029	11,051	5,175	64,002

						112,058

Healthcare – 0.0%
Gemphire Therapeutics, Inc.(8) (9) (14)			3/15/2022	4,752	—	—

Media/Telecommunications – 0.1%
iHeartMedia, Inc.(6) (14)			5/1/2039	2,875	52,987	49,004

Total Warrants						161,062

Total Investments – 95.7%					$54,770,694	$60,236,311

Cash Equivalents – 4.3%(17)						$2,704,193
Other Assets & Liabilities, net – 0.0%						$(1,596)

Net Assets – 100.0%						$62,938,908

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
(15)

Securities exempt from registration under the 1933 Act and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $432,000 or 0.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquition Date
Amryt Pharma, PLC – Common Stock	12/7/20

(16)	Represents an affiliated issuer. Assets with a total aggregate fair value of $12,778,650, or 20.3% of net assets, were affiliated with the Company as of December 31, 2021. See Note 9.
(17)	State Street U.S. Government Money Market Fund.

Glossary

PIK	Payment-in-Kind

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of March 31, 2022, the Adviser controls 2,549,002 total shares (or 25.70%) of the Company, including reinvestment of dividends, for a net amount of approximately $16.2 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022. The interim financial data as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $1,279,391 and $2,811,171, respectively. As of March 31, 2022 and December 31, 2021, $1,223,616 and $2,704,193 was held in the State Street U.S. Government Money Market Fund, and $55,775 and $106,978 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Schedules of Investments for the Company, as applicable. As of March 31, 2022 and December 31, 2021, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three months ended March 31, 2022 and March 31, 2021, the Company recognized $0 and $0 of fee income, respectively.

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

As of March 31, 2022, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value

Grayson Investor Corp.	Asset-Backed Securities	$312,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	87,848
American Banknote Corp.	Common Stocks	1,605,300
IQHQ, Inc.	Common Stocks	1,964,000
TerreStar Corp.	Common Stocks	4,611,901
Wayne Services Legacy Inc.	Common Stocks	5,172
SFR WLIF III, LLC	LLC Interests	1,550,641
US GAMING LLC	LLC Interests	2,981,638
Sapience Therapeutics, Inc	Preferred Stocks	8,080,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
TerreStar Corp.	Senior Secured Loans	750,238
TerreStar Corp.	Senior Secured Loans	177,613
TerreStar Corp.	Senior Secured Loans	31,732
TerreStar Corp.	Senior Secured Loans	29,606

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

As of March 31, 2022, the Company’s investments consisted of senior secured loans, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of March 31, 2022 and December 31, 2021:

	March 31, 2022
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Healthcare	$—	$13,648,667	$3,000,000	$16,648,667
Telecommunication Services	—	—	989,189	989,189
Asset-Backed Securities
Financials	—	—	399,848	399,848
Corporate Bonds
Healthcare	—	6,369,954	—	6,369,954
Media/Telecommunications	—	342,247	—	342,247
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,585,925	—	1,585,925
Financials	—	—	1,605,300	1,605,300
Healthcare	330,400	—	—	330,400
Real Estate	10,885,734	—	1,964,000	12,849,734
Real Estate Investment Trusts (REITs)	2,101,333	—	—	2,101,333
Service	—	—	5,172	5,172
Telecommunication Services	—	—	4,611,901	4,611,901
LLC Interests
Consumer Products	—	—	2,981,638	2,981,638
Real Estate	—	—	1,550,641	1,550,641
Preferred Stocks
Financials	—	1,650,000	—	1,650,000
Healthcare	—	—	8,080,000	8,080,000
Warrants
Energy	—	171,184	—	171,184
Media/Telecommunications	—	43,456	—	43,456

Total Assets	$13,317,467	$23,853,933	$25,187,689	$62,359,089

Total Investments net of Securities Sold Short	$13,317,467	$23,853,933	$25,187,689	$62,359,089

	December 31, 2021
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Healthcare	$—	$20,254,978	$4,000,000	$24,254,978
Telecommunication Services	—	—	962,478	962,478
Asset-Backed Securities
Financials	—	—	405,040	405,040
Corporate Bonds
Healthcare	—	6,480,320	—	6,480,320
Media/Telecommunications	—	345,946	—	345,946
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,092,846	—	1,092,846
Financials	—	—	2,208,750	2,208,750
Healthcare	432,000	—	—	432,000
Real Estate	6,075,895	—	1,823,000	7,898,895
Real Estate Investment Trusts (REITs)	1,942,593	—	—	1,942,593
Service	—	—	5,172	5,172
Telecommunication Services	—	—	4,706,357	4,706,357
LLC Interests
Consumer Products	—	—	2,812,212	2,812,212
Real Estate	—	—	4,760,162	4,760,162
Preferred Stocks
Financials	—	1,725,000	—	1,725,000
Warrants
Energy	—	112,058		112,058
Healthcare(1)	—	—	—	—
Media/Telecommunications	—	49,004	—	49,004

Total Assets	$8,450,488	$30,102,652	$21,683,171	$60,236,311

Total Investments net of Securities Sold Short	$8,450,488	$30,102,652	$21,683,171	$60,236,311

(1)	Gemphire Therapeutics, Inc. Warrants at zero value.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2022.

Investments:	Balance as of December 31, 2021	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK		(Sales and redemptions)		Balance as of March 31, 2022	Change in unrealized gain/(loss) on Level 3 securities still held at period end

Assets
Senior Secured Loans
Telecommunication Services	$962,478	$—	$—	$—	$—	$—	$—	$26,711		$—		$989,189	$—
Healthcare	4,000,000	—	—	3,809	—	—	86,191	2,990,000		(4,080,000	)(a)	3,000,000	86,191
Asset-Backed Securities
Financials	405,040	—	—	—	—	—	11,787	—		(16,979)		399,848	11,787
Common Stocks
Financials	2,208,750	—	—	—	—	—	(603,450)	—		—		1,605,300	(603,450)
Real Estate	1,823,000	—	—	—	—	—	141,000	—		—		1,964,000	141,000
Service	5,172	—	—	—	—	—	—	—		—		5,172	—
Telecommunication Services	4,706,357	—	—	—	—	—	(94,456)	—		—		4,611,901	(94,456)
LLC Interests
Consumer Products	2,812,212	—	—	—	—	—	169,426	—		—		2,981,638	169,426
Real Estate	4,760,162	—	—	—	—	(74,603)	139,367	—		(3,274,285	)(b)	1,550,641	(13,275)
Preferred Stocks
Healthcare	—	—	—	—	—	—	—	8,080,000	(a)	—		8,080,000	—

Total	$21,683,171	$—	$—	$3,809	$—	$(74,603)	$(150,135)	$11,096,711		$(7,371,264)		$25,187,689	$(302,777)

(a)	Denotes Sapience’s $4,080,000 promissory notes and paid in kind interest conversion to preferred stock.
(b)	Denotes SFR II’s LLC Interests conversion into NREF common shares.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2021.

Investments:	Balance as of December 31, 2020	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of March 31, 2021	Change in unrealized gain/(loss) on Level 3 securities still held at period end

Assets
Senior Secured Loans
Telecommunication Services	$861,570	$—	$—	$—	$—	$—	$23,684	$—	$885,254	$—
Asset-Backed Securities
Financials	363,767	—	—	—	—	10,948	—	—	374,715	10,948
Common Stocks
Financials	1,125,000	—	—	—	—	(7,500)	—	—	1,117,500	(7,500)
Healthcare	40,405	—	—	—	—	(40,405)	—	—	—	(40,405)
Real Estate	1,661,000	—	—	—	—	—	—	—	1,661,000	—
Retail	532,642	—	—	—	(515,501)	586,525—	—	(603,666)	—	—
Service	59,183	—	—	—	(1)	—	—	—	59,182	—
Telecommunication Services	4,630,427	—	—	—	—	(56,140)	—	—	4,574,287	(56,140)
LLC Interests
Consumer Products	2,070,427	—	—	—	—	(245)	—	—	2,070,182	(245)
Real Estate	4,236,603	—	—	—	—	371,032	—	—	4,607,635	371,032
Real Estate Investment Trusts (REITs)	228,215	—	—	—	—	(8,200)	—	—	220,015	(8,200)
Warrants
Healthcare	1	—	—	—	—	1,206	—	—	1,207	1,206

Total	$15,809,240	$—	$—	$—	$(515,202)	$857,221	$23,684	$(603,666)	$15,570,977	$270,696

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the three months ended March 31, 2022, there were no transfers from Level 2 to Level 3. For the three months ended March 31, 2021, there were no transfers from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of March 31, 2022 and December 31, 2021:

Investment	Fair value at March 31, 2022	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$4,532,279	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	1.49% - 5.43% (3.46%) 6.0x - 8.15x (7.13x)
Common Stock	8,186,373	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP NAV Enterprise Value ($mm) Recovery Rate	15.50% 2.75x - 3.75x (3.25x) $0.09 - $0.95 ($0.515) $19.64 $835 75% - 100% (94%)
Preferred Stock	8,080,000	Transaction Indication of Value	Cost Price	N/A
Senior Secured Loans	3,989,189	Discounted Cash Flow	Discount Rate	11.00%
Asset-Backed Securities	399,848	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various

Total	$25,187,689

Investment	Fair value at December 31, 2021	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$7,572,374	Discounted Cash Flow Net Asset Value Multiples Analysis	Discount Rate N/A Multiple of EBITDA	1.49% - 5.43% (3.46%) N/A 6.3x - 8.2x (7.25x)
Common Stock	8,743,279	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP NAV / sh multiple Enterprise Value ($mm) Recovery Rate	14.5% - 16.5% (15.5%) 2.75x - 3.75x (3.25x) $0.09 - $0.95 ($0.52) 0.75x - 1.00x (0.875x) $841 75% - 100% (94%)
Senior Secured Loans	4,962,478	Discounted Cash Flow Transaction Indication of Value	Discount Rate Cost Price	11.00% N/A
Asset-Backed Securities	405,040	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Warrants	—	Black-Scholes Model	Volatility Assumption	181.3%

Total	$21,683,171

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the three months ended March 31, 2022 and March 31, 2021, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the three months ended March 31, 2022 and March 31, 2021. Selling commissions and fees of $0 and $0 were paid for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the three months ended March 31,

	2022	2021

Net increase (decrease) in net assets resulting from operations	$1,145,017	$2,274,057
Weighted average common shares outstanding	9,990,797	10,508,636
Earnings per common share-basic and diluted	$0.11	$0.22

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU No. 2020-04 is elective and effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU No. 2020-04. Please refer to Note 8 for additional information.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at March 31, 2022:

	Fair value	Percentage
Assets
Healthcare	$31,429,021	50.4%
Real Estate	14,400,375	23.1%
Telecommunication Services	5,601,090	9.0%
Financials	3,655,148	5.8%
Consumer Products	2,981,638	4.8%
Real Estate Investment Trusts (REITs)	2,101,333	3.4%
Energy	1,757,109	2.8%
Media/Telecommunications	385,703	0.6%
Chemicals	42,500	0.1%
Service	5,172	0.0%

Total Assets	$62,359,089	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2021:

	Fair value	Percentage
Assets
Healthcare	$31,167,298	51.7%
Real Estate	12,659,057	21.0%
Telecommunication Services	5,668,835	9.4%
Financials	4,338,790	7.2%
Consumer Products	2,812,212	4.7%
Real Estate Investment Trusts (REITs)	1,942,593	3.2%
Energy	1,204,904	2.0%
Media/Telecommunications	394,950	0.7%
Chemicals	42,500	0.1%
Service	5,172	0.0%

Total Assets	$60,236,311	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of March 31, 2022:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$15,052,670	$14,590,403	23.4%
Senior Secured Loans - Second Lien	2,962,432	3,047,453	4.9%
Asset-Backed Securities	405,292	399,848	0.6%
Corporate Bonds	6,839,289	6,712,201	10.8%
Common Stocks	17,591,602	23,132,265	37.1%
LLC Interests	3,651,112	4,532,279	7.3%
Preferred Stocks	9,830,000	9,730,000	15.6%
Warrants	74,284	214,640	0.3%

Total Assets	$56,406,681	$62,359,089	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2021:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$21,439,866	$22,144,887	36.7%
Senior Secured Loans - Second Lien	2,957,993	3,072,569	5.1%
Asset-Backed Securities	422,271	405,040	0.7%
Corporate Bonds	6,817,768	6,826,266	11.3%
Common Stocks	14,308,512	18,329,113	30.4%
LLC Interests	7,000,000	7,572,374	12.6%
Preferred Stocks	1,750,000	1,725,000	2.9%
Warrants	74,284	161,062	0.3%

Total Assets	$54,770,694	$60,236,311	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at March 31, 2022:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$399,848	0.7%
Luxembourg(1)	1,445,661	2.3%
United Kingdom(1)	330,400	0.5%
United States	60,183,180	96.5%

Total Assets	$62,359,089	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2021:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$405,040	0.7%
Great Britain(1)	432,000	0.7%
Luxembourg(1)	2,500,169	4.1%
United States	56,899,102	94.5%

Total Assets	$60,236,311	100.0%

(1)	Investment denominated in USD.

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

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred investment advisory fees payable to the Adviser of $299,270 and $303,707, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $0 and recognized a reduction $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of March 31, 2022.

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

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred administration fees payable to the Adviser of $59,601 and $62,539, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three months ended March 31, 2022 and March 31, 2021, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2022, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

For the three months ended March 31, 2022 and March 31, 2021, the Company recorded an expense relating to director fees of $3,731 and $4,057, respectively, which represents the allocation of the director fees to the Company. As of March 31, 2022, there were no expenses payable relating to director fees.

Expense Limits and Reimbursements

Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 60 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2023.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of March 31, 2022 is $814,815. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of March 31, 2022, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
March 31, 2022	$211,896	$150,135	$61,761	$61,761	March 31, 2025

The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021, which may become subject to recoupment by the Adviser.

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2019	$1,098,789	$951,520	$147,269	$50,130	December 31, 2022
September 30, 2019	849,345	752,206	97,139	(17,417)	September 30, 2022
June 30, 2019	586,411	471,855	114,556	75,592	June 30, 2022
March 31, 2019	295,177	256,213	38,964	—	Expired

During the three months ended March 31, 2022, $38,964 of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the three months ended March 31, 2022 and March 31, 2021, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the net asset value (“NAV”) as of March 31, 2022 would have been lower by approximately this amount.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of March 31, 2022 and December 31, 2021, $58,376 and $95,458 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.

As of March 31, 2022 and December 31, 2021, the Company owed $359,236 and $378,587, respectively, to the Adviser, largely related to advisory fees, and administration fees.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the three months ended March 31, 2022 and March 31, 2021, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer for the first quarter of 2022 from February 23, 2022, until expiration of March 23, 2022 at 4:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 85,998.88 shares of the Company were tendered for repurchase, constituting approximately 0.86% of the Company’s outstanding shares.

For the three months ended March 31, 2022, the Company repurchased 0 shares as part of its death and disability repurchase program.

Note 7 — Economic Dependency and Commitments and Contingencies

The Adviser has entered into a Services Agreement with Skyview, effective February 25, 2021, pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser, and not the Company, will compensate Skyview.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2022.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2022, the Company had no unfunded debt commitments.

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

Note 8 — Market and Other Risk Factors

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

Although the transition process away from LIBOR has become increasingly well defined in advance of the anticipated discontinuation dates, the impact on certain debt securities, derivatives and other financial instruments remains uncertain. It is expected that market participants will adopt alternative rates such as SOFR or otherwise amend financial instruments referencing LIBOR to include fallback provisions and other measures that contemplate the discontinuation of LIBOR or other similar market disruption events, but neither the effect of the transition process nor the viability of such measures is known. Further, uncertainty and risk remain regarding the willingness and ability of issuers and lenders to include alternative rates and revised provisions in new and existing contracts or instruments. To facilitate the transition of legacy derivatives contracts referencing LIBOR, the International Swaps and Derivatives Association, Inc. launched a protocol to incorporate fallback provisions. While the transition process away from LIBOR has become increasingly well defined in advance of the expected LIBOR cessation dates, there are obstacles to converting certain longer term securities and transactions to a new benchmark or benchmarks and the effectiveness of one alternative reference rate versus multiple alternative reference rates in new or existing financial instruments and products has not been determined. Furthermore, the risks associated with the cessation of LIBOR and transition to replacement rates may be exacerbated if an orderly transition to alternative reference rates is not completed in a timely manner. Certain proposed replacement rates to LIBOR, such as SOFR, which is a broad measure of secured overnight US Treasury repo rates, are materially different from LIBOR, and changes in the applicable spread for financial instruments transitioning away from LIBOR will need to be made to accommodate the differences. Furthermore, the risks associated with the expected discontinuation of LIBOR and transition to replacement rates may be exacerbated if an orderly transition to an alternative reference rate is not completed in a timely manner. As market participants transition away from LIBOR, LIBOR’s usefulness may deteriorate and the effects could be experienced until the permanent cessation of the majority of U.S. LIBOR rates in 2023. The transition process may lead to increased volatility and illiquidity in markets that currently rely on LIBOR to determine interest rates. LIBOR’s deterioration may adversely affect the liquidity and/or market value of securities that use LIBOR as a benchmark interest rate.

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

The United States responded to the coronavirus pandemic and resulting economic distress with fiscal and monetary stimulus packages, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed in late March 2020. The CARES ACT provides for over $2.2 trillion in resources to small businesses, state and local governments, and individuals adversely impacted by the COVID-19 pandemic. In mid

March 2020, the U.S. Federal Reserve (the “Fed”) cut interest rates to historically low levels and announced a new round of quantitative easing, including purchases of corporate and municipal government bonds. The Fed also enacted various programs to support liquidity operations and funding in the financial markets, including expanding its reverse repurchase agreement operations, which added $1.5 trillion of liquidity to the banking system; establishing swap lines with other major central banks to provide dollar funding; establishing a program to support money market funds; easing various bank capital buffers; providing funding backstops for businesses to provide bridging loans for up to four years; and providing funding to help credit flow in asset-backed securities markets. In addition, the Fed extended credit to small and medium-sized businesses. As the Fed “tapers” or reduces the amount of securities it purchases pursuant to quantitative easing, and/or if the Fed raises the federal funds rate, there is a risk that interest rates will rise, which could expose fixed-income and related markets to heightened volatility and could cause the value of a fund’s investments, and the fund’s NAV, to decline, potentially suddenly and significantly. As a result, the fund may experience high redemptions and, as a result, increased portfolio turnover, which could increase the costs that the Fund incurs and may negatively impact the fund’s performance. There is no assurance that the U.S. government’s support in response to COVID-19 economic distress will offset the adverse impact to securities in which the Funds may invest and future governmental support is not guaranteed.

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

Note 9 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of March 31, 2022:

Affiliated investments	Shares at December 31, 2021	Fair value as of December 31, 2021	Transfers in (at cost)	Purchases		Sales		Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of March 31, 2022	Shares at March 31, 2022	Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,173	$1,942,593	$—	$8,806		$—		$—	$149,934	$2,101,333	23,268	$8,824

NexPoint Real Estate Finance, Inc.	315,631	6,075,895	—	3,274,285	(1)	—		—	1,535,554	10,885,734	481,670	240,835

SFR WLIF III, LLC	1,651,112	1,563,916	—	—		—		—	(13,275)	1,550,641	1,651,112	—

SFR WLIF II, LLC	3,348,888	3,196,246	—	1		(3,274,285	)(1)	(74,604)	152,642	—	—	—

Total affiliated investments	5,338,804	$12,778,650	$—	$3,283,092		$(3,274,285)		$(74,604)	$1,824,855	$14,537,708	2,156,050	$249,659

(1)	Denotes SFR II’s LLC Interests conversion into NREF common shares.

Note 10 — Financial Highlights

Selected data for a share outstanding throughout the three months ended March 31, 2022 and March 31, 2021 is as follows:

	For the Three Months Ended March 31, 2022 (Unaudited)	For the Three Months Ended March 31, 2021 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$6.32	$6.13
Income from investment operations:
Net investment income(1)	0.05	0.05
Net realized and unrealized gain (loss)	0.07	0.16

Total from investment operations	0.12	0.21

Less distribution declared to common shareholders:
From net investment income	(0.09)	(0.09)

Total distributions declared to common shareholders	(0.09)	(0.09)

Capital share transaction
Issuance of common stock(2)	—	—
Shares tendered(1)	—	—

Net asset value, end of period	$6.35	$6.25
Net asset value total return(3)(4)	1.83%	3.43%

Ratio and supplemental data:
Net assets, end of period (in 000’s)	$62,947	$64,224
Shares outstanding, end of period	9,918,671	10,268,218
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(5)	3.72%	3.89%
Fees and expenses waived or reimbursed(5)	(0.39)%	(0.39)%
Net operating expenses(5)	3.33%	3.50%
Net investment income (loss) before fees waived or reimbursed(5)	2.73%	2.98%
Net investment income (loss) after fees waived or reimbursed(5)	3.12%	3.38%
Portfolio turnover rate(4)	26%	—%
Asset coverage ratio	—%	—%
Weighted average commission rate paid(6)	$—	$—

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

(4)	Not annualized.
(5)	Annualized.
(6)	Represents the total dollar amount of commissions paid on portfolio transactions divided by total number of portfolio shares purchased and sold for which commissions were charged.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the date on which these financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on

Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the 1933 Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This quarterly report on Form 10-Q may contain statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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

NexPoint Advisors, L.P. (the “Adviser”), which serves as the adviser of the Company, is registered with the SEC as an adviser under the Investment Advisers Act of 1940, as amended. Under the general supervision of our board of directors (the “ Board”) the Adviser will carry out the investment and reinvestment of the net assets of the Company, will furnish continuously an investment program with respect to the Company, and determine which securities should be purchased, sold or exchanged. In addition, the Adviser will supervise and provide oversight of the Company’s service providers.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of March 31, 2022, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $16.2 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one-year anniversary of the effective date of the registration statement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2023.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of March 31, 2022, are $814,815. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2022 quarterly fee waivers and expense reimbursements due from the Adviser as of March 31, 2022, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
March 31, 2022	$211,896	$150,135	$61,761	$61,761	March 31, 2025

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2019	$1,098,789	$951,520	$147,269	$50,130	December 31, 2022
September 30, 2019	849,345	752,206	97,139	(17,417)	September 30, 2022
June 30, 2019	586,411	471,855	114,556	75,592	June 30, 2022
March 31, 2019	295,177	256,213	38,964	—	Expired

During the three months ended March 31, 2022, $38,964 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three months ended March 31, 2022 and March 31, 2021:

During the three months ended March 31, 2022, we made long investments in portfolio companies and other investments totaling $6,918,805. During the same period, we generated proceeds from sales and principal repayments on long investments of $5,643,969. As of March 31, 2022, our investment portfolio, with a total fair value of $62.4 million, consisted of 36 interests in portfolio companies (calculated as a percentage of total invested assets: 23.4% in first lien senior secured loans, 4.9% in second lien senior secured loans, 10.8% in corporate bonds, 0.8% in asset-backed securities, 0.3% in warrants, 37.1% in common stock, 15.6% in preferred stock, and 7.3% in LLC interests). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 94.14% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 3.18% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three months ended March 31, 2022, and March 31, 2021:

Net Investment Activity	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Purchases	$6,918,805	$7,726
Payment-in-kind	106,711	23,684
Sales and Principal Repayments	(5,631,508)	(2,397,713)

Net Portfolio Activity	$(1,394,008)	$(4,283,954)

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$2,910,000	42.06%	$—	0.0%
Senior Secured Loans—Second Lien	—	0.0%	—	0.0%
Corporate Bonds	—	0.0%	—	0.0%
Preferred Stocks	4,000,000	57.81%	—	0.0%
LLC Interests	—	0.0%	—	0.0%
Warrants	—	0.0%	—	0.0%
Common Stocks	8,806	0.13%	7,726	100.0%

Total Investment Activity	$6,918,805	100.0%	$7,726	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2022, and December 31, 2021:

March 31, 2022
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$15,052,670	14,590,403	23.4%
Senior Secured Loans — Second Lien	2,962,432	3,047,453	4.9%
Asset-Backed Securities	405,292	399,848	0.6%
LLC Interests	3,651,112	4,532,279	7.3%
Corporate Bonds	6,839,289	6,712,201	10.8%
Common Stocks	17,591,602	23,132,265	37.1%
Preferred Stocks	9,830,000	9,730,000	15.6%
Warrants	74,284	214,640	0.3%

Total Invested Assets	$56,406,681	$62,359,089	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2021
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$21,439,866	$22,144,887	36.7%
Senior Secured Loans — Second Lien	2,957,993	3,072,569	5.1%
Asset-Backed Securities	422,271	405,040	0.7%
LLC Interests	7,000,000	7,572,374	12.6%
Corporate Bonds	6,817,768	6,826,266	11.3%
Common Stocks	14,308,512	18,329,113	30.4%
Preferred Stock	1,750,000	1,725,000	2.9%
Warrants	74,284	161,062	0.3%

Total Invested Assets	$54,770,694	$60,236,311	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Number of Investments	36	39
% Variable Rate (based on fair value)	81%	63%
% Non-Income Producing Equity or Other Investments (based on fair value)	21%	21%
Weighted Average Cost Price of Investments (as a % of par or stated value)	94.14%	92.95%
Weighted Average Credit Rating of Investments that were Rated	Caa1	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.4%	0.3%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2022, and December 31, 2021:

	March 31, 2022		December 31, 2021
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$5,601,092	13.9%	$5,668,835	9.4%
Broadly Syndicated – Public	385,703	8.3%	394,950	0.6%
Middle-Market	55,972,446	72.2%	53,767,486	89.3%
Opportunistic/Other	399,848	5.6%	405,040	0.7%

Total Invested Assets	$62,359,089	100.0%	$60,236,311	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2022, and December 31, 2021:

	March 31, 2022		December 31, 2021
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	$42,500	0.1%
Consumer Products	2,981,638	4.8%	2,812,212	4.7%
Energy	1,757,109	2.8%	1,204,904	2.0%
Financials	3,655,148	5.8%	4,338,790	7.2%
Healthcare	31,429,021	50.4%	31,167,298	51.7%
Media/Telecommunications	385,703	0.6%	394,950	0.7%
Real Estate Investment Trusts (REITs)	2,101,333	3.4%	1,942,593	3.2%
Real Estate	14,400,375	23.1%	12,659,057	21.0%
Service	5,172	0.0%	5,172	0.0%
Telecommunication Services	5,601,090	9.0%	5,668,835	9.4%

Total Invested Assets	$62,359,089	100.0%	$60,236,311	100.0%

As of March 31, 2022, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, Inc., SFR WLIF III, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of March 31, 2022, and December 31, 2021, 50.4% and 51.7% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Sapience Therapeutics, Inc.: As of March 31, 2022, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.1 million. We did not hold preferred shares as of December 31, 2021 but held convertible promissory notes with an aggregate fair value of $4 million which converted in 2022. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.

Surgery Center Holdings, Inc.: As of March 31, 2022, and December 31, 2021, we held corporate bonds of Surgery Center Holdings, Inc. with an aggregate fair value of $3.6 million and $3.7 million, respectively. Surgery Center Holdings, Inc. is a leading healthcare services company with a differentiated outpatient delivery model focused on providing high-quality, cost-effective solutions for surgical and related ancillary care. As of March 31, 2022, the company owned or operated a portfolio of 127 surgical facilities, comprised of 108 ambulatory surgery centers and 19 surgical hospitals in 31 states.

RXBenefits, Inc.: As of March 31, 2022, and December 31, 2021, we held first lien senior secured loans of RXBenefits, Inc. with an aggregate fair value of $3.2 million and $3.2 million, respectively. RXBenefits, Inc. is a pharmacy benefits optimization platform that serves primarily the small and mid-sized employer market and provides a more curated and competitive pharmacy benefits marketplace for its employer customer base.

Envision Healthcare Corp.: As of March 31, 2022, and December 31, 2021, we held first lien senior secured loans of Envision Healthcare Corp. with an aggregate fair value of $3.1 million and $3.7 million, respectively. Envision Healthcare Corporation is a nationwide provider of healthcare clinical solutions, including physician-led services, ambulatory services, and post-acute services, in addition to being one of the largest owner and operator of ambulatory surgery centers. As of March 31, 2022, the company delivered physician services to more than 2,000 clinical departments in healthcare facilities in 43 states through a 24,000 physician and other healthcare professional employee team. In addition, the company operated 254 ambulatory surgery centers in 34 states with approximately 2,000 physician partners and 1,000 other affiliated physicians.

CCS Medical, Inc.: As of March 31, 2022, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million. We did not hold any such investments as of December 31, 2021. CCS Medical, Inc. provides direct-to-home delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.

Results of Operations for the three months ended March 31, 2022, and March 31, 2021

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

Expenses

For the three months ended March 31, 2022, we had total net operating expenses of $523,488 or $0.05 per share. For the three months ended March 31, 2021, we had total net operating expenses of $562,925 or $0.05 per share. Base management fees attributed to the Adviser were $299,270 for the three months ended March 31, 2022. Base management fees attributed to the Adviser were $303,707 for the three months ended March 31, 2021. Our expenses include administrative services expenses attributed to the Adviser of $59,601 and $62,539 for the three months ended March 31, 2022, and March 31, 2021, respectively.

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

Our other expenses subject to the Expense Limitation Agreement for three months ended March 31, 2022 and March 31, 2021, were $211,896 and $260,126, respectively, and consisted of the following:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Audit and tax fees	$39,474	$54,641
Legal fees	18,218	12,756
Custodian and accounting service fees	76,747	75,821
Reports to stockholders	17,795	2,024
Stock transfer fee	50,183	49,333
Directors’ fees	3,731	4,057
Other expenses	5,748	61,494

Total	$211,896	$260,126

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $491,122 or $0.05 per share, and $544,553 or $0.05 per share, for the three months ended March 31, 2022, and March 31, 2021, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $5,643,969 and $2,397,713 during the three months ended March 31, 2022, and March 31, 2021, respectively, from which we realized a net gains/(losses) of $167,104 and $(91,660), respectively. Additionally, during the three months ended March 31, 2022, and March 31, 2021, we realized gains/(losses) on total return swaps of $0 and $0, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2022, and March 31, 2021, the net change in unrealized appreciation (depreciation) on investments totaled $486,791 or $0.05 per share, and $(4,695,661) or $(0.45) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2022, was primarily driven by the performance of NexPoint Residential Trust, Inc. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2021, was primarily driven by the performance of BW NHHC Holdco, Inc. Senior Secure Loan.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three months ended March 31, 2022, and March 31, 2021. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of March 31, 2022, would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2022, and March 31, 2021, the net increase/(decrease) in net assets resulting from operations was $1,145,017 or $0.11 per share, and $2,274,057 or $0.22 per share, respectively.

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Income	$1,014,610	$1,107,478
Net expenses	(523,488)	(562,925)
Net realized gain/(loss)	167,104	(91,660)
Net unrealized appreciation (depreciation)	486,791	1,821,164
Net increase from amounts committed by affiliates	—	—

Total	$1,145,017	$2,274,057

Financial Condition, Liquidity and Capital Resources

As of March 31, 2022, and December 31, 2021, we had cash and cash equivalents of $1,279,391 and $2,811,171, respectively. As of March 31, 2022, and December 31, 2021, $1,223,616 and $2,704,193 was held in the State Street U.S. Government Money Market Fund, and $55,775 and $106,978 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of March 31, 2022, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $16.2 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the three months ended March 31, 2022, and March 31, 2021, respectively, and were offset against capital in excess of par value on the financial statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2022 and December 31, 2021, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2022, and March 31, 2021, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of March 31, 2022.

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

Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three months ended March 31, 2022, and March 31, 2021, the Company did not distribute in excess of net investment income.

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

On June 24, 2020, the Board of Directors approved a change in its dividend and capital gains distribution schedule from monthly distributions to quarterly distributions, effective immediately. The first quarterly distribution was paid on October 12, 2020, to shareholders of record as of September 30, 2020. For the three months ended March 31, 2022, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
3/31/2022	$0.090	$892,680	$—
1/2/2022(2)	—	—	306,152

Total	$0.090	$892,680	$306,152

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.

For the year ended December 31, 2021, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
12/31/2021(3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,405
1/2/2021(2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.

For the year ended December 31, 2020, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested(2)
12/31/2020(2)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020(2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2020 Dividend was reinvested in January 2021.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•	In aggregate as of March 31, 2022, the Adviser controls 2,549,002 total shares of the Company, including reinvestment of dividends, for a net amount of approximately $16.2 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of March 31, 2022, would have been lower. These payments are not recoupable by the Adviser.

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

As of March 31, 2022, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$312,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	87,848
American Banknote Corp.	Common Stocks	1,605,300
IQHQ, Inc.	Common Stocks	1,964,000
Terrestar Corp.	Common Stocks	4,611,901
Wayne Services Legacy Inc.	Common Stocks	5,172
SFR WLIF III, LLC	LLC Interests	1,550,641
US GAMING LLC	LLC Interests	2,981,638
Sapience Therapeutics, Inc.	Preferred Stocks	8,080,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
Terrestar Corp.	Senior Secured Loans	750,238
Terrestar Corp.	Senior Secured Loans	177,613
Terrestar Corp.	Senior Secured Loans	31,732
Terrestar Corp.	Senior Secured Loans	29,606

As of December 31, 2021, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp	Asset-Backed Securities	$304,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	101,040
American Banknote Corp.	Common Stocks	2,208,750
IQHQ, Inc.	Common Stocks	1,823,000
TerreStar Corp.	Common Stocks	4,706,357
Wayne Services Legacy Inc.	Common Stocks	5,172

Instrument	Type	Fair Value
SFR WLIF III, LLC	LLC Interests	1,563,916
SFR WLIF II, LLC	LLC Interests	3,196,246
US GAMING LLC	LLC Interests	2,812,212
Sapience Therapeutics, Inc.	Senior Secured Loans	4,000,000
TerreStar Corp.	Senior Secured Loans	729,979
TerreStar Corp.	Senior Secured Loans	172,817
TerreStar Corp.	Senior Secured Loans	30,875
TerreStar Corp.	Senior Secured Loans	28,807
Gemphire Therapeutics, Inc.	Warrants	—

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2022, and March 31, 2021, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to March 31, 2022, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three months ended March 31, 2022, the Adviser incurred offering costs of $0, on our behalf. For the three months ended March 31, 2021, the Adviser incurred offering costs of $0, on our behalf. For the three months ended March 31, 2022, the Company capitalized $0 of offering costs. For the three months ended March 31, 2021, the Company capitalized $0 of offering costs. Of the capitalized offering costs, $0 were amortized to expense during the three months ended March 31, 2021. Of the capitalized offering costs, $0 were amortized to expense during the three months ended March 31, 2021. As of March 31, 2022, and March 31, 2021, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2022, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of March 31, 2022, 81% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of March 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	94,539	—	94,539
Up 100 basis points	189,078	—	189,078
Up 200 basis points	378,155	—	378,155
Up 300 basis points	567,233	—	567,233

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

Item 1A:	Risk Factors.

None.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None

Item 6:	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post- Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.10	Control Agreement, dated and effective as of June 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of June 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.12	Committed Facility Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

Number	Description

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814- 01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814- 01074) filed on October 23, 2017)

10.17	Amended and Restated Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of April 2, 2018, by and between NexPoint Capital, Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on April 2, 2018)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: May 16, 2022	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: May 16, 2022	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer