Form 10-Q/A
period 2022-03-31
NexPoint Capital, Inc.
filed 2022-05-20
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE: The purpose of this amendment to the Quarterly Report on Form 10-Q of NexPoint Capital, Inc. is solely to correct the Net Change in Unrealized Appreciation (Depreciation) on Investments footnote for the March 31, 2021 values, which is filed herewith.

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

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2022, and March 31, 2021, the net change in unrealized appreciation (depreciation) on investments totaled $486,791 or $0.05 per share, and $1,821,164 or $0.17 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2022, was primarily driven by the performance of NexPoint Residential Trust, Inc. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2021, was primarily driven by the performance of BW NHHC Holdco, Inc. Senior Secure Loan.

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

NEXPOINT CAPITAL, INC.

Date: May 20, 2022	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: May 20, 2022	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer