Form 10-Q
period 2022-06-30
NexPoint Capital, Inc.
filed 2022-08-12
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-01074

NexPoint Capital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3926499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700 Dallas, Texas	75201
(Address of principal executive offices	(Zip Code)

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

As of June 30, 2022, the Registrant had 9,863,444 shares of common stock, $0.001 par value, outstanding.

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Unaffiliated investments, at fair value (cost of $41,819,356 and $42,376,505, respectively)	$43,670,720	$47,457,661
Affiliated investments, at fair value (cost of $12,352,234 and $12,394,189, respectively)(1)	12,797,415	12,778,650
Cash and cash equivalents	3,527,160	2,811,171
Receivable for investments sold	3,815	990,537
Dividends and interest receivable	105,804	440,404
Receivable from Adviser(2)	95,565	95,458
Prepaid expenses	7,333	13,222

Total assets	60,207,812	64,587,103

Liabilities
Payable for investments purchased	—	301,369
Payable to Adviser(2)	339,454	378,587
Accrued expenses and other liabilities	166,176	72,178
Distributions payable	887,710	896,061

Total liabilities	1,393,340	1,648,195

Commitments and contingencies(3)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 9,863,444 and 9,956,228 shares issued and outstanding, respectively)	9,863	9,956
Paid-in capital in excess of par	90,575,030	91,135,719
Distributable earnings (accumulated loss)	(31,770,421)	(28,206,767)

Total net assets	$58,814,472	$62,938,908

Net asset value per share of common stock	$5.96	$6.32

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income:
Interest	$486,230	$767,493	$1,048,837	$1,604,389
Interest paid-in-kind	28,068	24,965	134,779	48,649
Dividend income from unaffiliated investments	312,289	12,400	407,922	13,654
Dividend income from affiliated investments (1)	273,309	242,917	522,968	488,561

Total investment income	1,099,896	1,047,775	2,114,506	2,155,253

Expenses:
Investment advisory fees (2)	282,361	304,995	581,631	608,702
Custodian and accounting service fees	77,542	76,425	154,289	152,246
Administration fees (2)	56,734	59,201	116,335	121,740
Stock transfer fee	52,080	52,153	102,263	101,486
Audit and tax fees	40,443	41,699	79,917	96,340
Other expenses	26,147	9,261	46,377	70,754
Reports to stockholders	20,919	15,212	38,714	17,236
Legal fees	9,381	18,884	27,599	31,640
Directors’ fees (2)	3,982	4,708	7,713	8,765

Total expenses	569,589	582,538	1,154,838	1,208,909
Expenses (waived) or recouped by the Adviser (2)	(98,950)	(68,919)	(160,711)	(132,365)

Net expenses	470,639	513,619	994,127	1,076,544

Net investment income	629,257	534,156	1,120,379	1,078,709

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	98,325	243,170	340,033	151,510
Affiliated investments (1)	—	—	(74,604)	—
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	(1,891,728)	1,216,261	(3,229,792)	1,938,889
Affiliated investments (1)	(1,764,135)	1,325,838	60,720	2,424,374

Net realized and unrealized gains (losses)	(3,557,538)	2,785,269	(2,903,643)	4,514,773

Net increase (decrease) in net assets resulting from operations	$(2,928,281)	$3,319,425	$(1,783,264)	$5,593,482

Per share information - basic and diluted per common share
Net investment income:	$0.06	$0.05	$0.11	$0.10
Earnings (loss) per share:	$(0.29)	$0.32	$(0.18)	$0.54
Weighted average shares outstanding:	9,949,487	10,301,897	9,970,028	10,404,696

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.

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

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Accumulated Loss)	Total Net Assets
Balance at March 31, 2022	9,918,671	$9,919	$90,891,788	$(27,954,430)	$62,947,277
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	629,257	629,257
Net realized gain (loss) on investments	—	—	—	98,325	98,325
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,655,862)	(3,655,862)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(102,662)	(103)	(617,924)	—	(618,027)
Reinvestment of common stock	47,435	47	301,165	—	301,212
Distributions to stockholders	—	—	—	(887,710)	(887,710)

Total increase (decrease) for the three months ended June 30, 2022	(55,227)	(56)	(316,759)	(3,815,990)	(4,132,805)

Balance at June 30, 2022	9,863,444	$9,863	$90,575,029	$(31,770,420)	$58,814,472

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

Balance at December 31, 2021	9,956,228	$9,956	$91,135,719	$(28,206,767)	$62,938,908
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,120,379	1,120,379
Net realized gain (loss) on investments	—	—	—	265,429	265,429
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,169,072)	(3,169,072)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(188,661)	(189)	(1,167,957)	—	(1,168,146)
Reinvestment of common stock	95,877	96	607,268	—	607,364
Distributions to stockholders	—	—	—	(1,780,390)	(1,780,390)

Total increase (decrease) for the six months ended June 30, 2022	(92,784)	(93)	(560,689)	(3,563,654)	(4,124,436)

Balance at June 30, 2022	9,863,444	$9,863	$90,575,030	$(31,770,421)	$58,814,472

Distributions to stockholders per share	—	$—	$—	$0.18	$0.18

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$(1,783,264)	$5,593,482

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(8,146,735)	(402,261)
Payment-in-kind investments	(134,779)	(48,802)
Proceeds from sales and principal repayments of investment securities	9,314,826	7,799,355
Net realized gain (loss) on investments	(265,429)	(151,510)
Net change in unrealized (appreciation) depreciation on investments	3,169,072	(4,363,263)
Amortization of premium/discount, net	(168,779)	(496,345)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	986,722	(21,391)
(Increase) decrease in dividends and interest receivable	334,600	(15,007)
(Increase) decrease in receivable from Adviser	(107)	32,623
(Increase) decrease in prepaid expenses	5,889	(5,499)
Increase (decrease) in payable for investments purchased	(301,369)	—
Increase (decrease) in payable to Adviser	(39,133)	(59,341)
Increase (decrease) in accrued expenses and other liabilities	93,998	(66,747)

Net cash flows provided by (used in) operating activities	3,065,512	7,795,294

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(1,168,146)	(3,028,922)
Distributions paid in cash	(1,181,377)	(1,190,167)

Net cash flows (used in) financing activities	(2,349,523)	(4,219,089)

Net increase in cash and cash equivalents	715,989	3,576,205

Cash and cash equivalents
Beginning of the period	2,811,171	729,467

End of the period	$3,527,160	$4,305,672

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$134,779	$48,802
Reinvestment of distributions paid	$607,364	$676,737
Local and excise taxes paid	$36,574	$34,999

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of June 30, 2022

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value

Senior Secured Loans – 26.5%(4)
Healthcare – 24.8%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(5) (6) (7) (8)	L + 375	1.83%	2/27/2026	$1,476,539	$1,472,199	$1,339,959
CCS Medical, Inc (First Lien Term Loan)(7) (8) (9)	13% Fixed		4/7/2026	3,000,000	2,917,930	3,000,000
CNT Holdings I Corp (Second Lien Term Loan)(10)	L + 675	1.19%	10/16/2028	1,500,000	1,493,697	1,451,250
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)	4% Fixed		7/1/2026	333,333	333,887	314,166
Covenant Surgical Partners, Inc. (First Lien Term Loan)(10)	L + 400	1.62%	7/1/2026	1,621,402	1,624,197	1,528,171
Envision Healthcare Corp. (First Lien Term Loan)(10)	L + 375	1.67%	10/10/2025	4,552,016	3,616,878	1,548,823
RxBenefits, Inc. (First Lien Term Loan)(5) (7) (8)	L + 450	2.11%	12/17/2027	3,203,909	3,151,561	2,979,636
Sound Inpatient Physicians (Second Lien Term Loan)(10)	L + 675	1.67%	6/26/2026	1,555,556	1,473,265	1,456,218
Wellpath Holdings, Inc. (First Lien Term Loan)(9)	L + 550	1.57%	10/1/2025	989,744	984,580	968,093

						14,586,316

Telecommunication Services – 1.7%
TerreStar Corp. (First Lien Term Loan F)(7) (8)	11% PIK		2/28/2024	182,654	182,654	181,192
TerreStar Corp. (First Lien Term Loan H)(7) (8)	11% PIK		2/28/2024	30,446	30,446	30,203
TerreStar Corp. (First Lien Term Loan G)(7) (8)	11% PIK		2/28/2024	32,632	32,632	32,371
TerreStar Corp. (First Lien Term Loan E)(7) (8)	11% PIK		2/28/2024	771,526	771,526	765,354

						1,009,120

Total Senior Secured Loans						15,595,436

Asset-Backed Securities – 0.3%
Financials – 0.3%
Grayson Investor Corp.(6) (7) (8) (11) (12) (13)				800	218,666	123,304
PAMCO CLO 1997-1A B(6) (7) (8) (11) (13) (14)				295,435	169,875	59,349

						182,653

Total Asset-Backed Securities						182,653

Corporate Bonds – 4.9%
Healthcare – 4.4%
Hadrian Merger Sub, Inc.(11)	8.500%		5/1/2026	2,728,000	2,428,516	2,597,411

Media/Telecommunications – 0.5%
iHeartCommunications, Inc.(6)	6.375%		5/1/2026	116,808	313,455	108,241
iHeartCommunications, Inc.(6)	8.375%		5/1/2027	214,073	584,792	170,578

						278,819

Total Corporate Bonds						2,876,230

				Shares

Common Stocks – 38.1%
Chemicals – 0.1%
MPM Holdings, Inc.(15)				8,500	17,000	42,500

Energy – 2.4%
Quarternorth Energy, Inc.				11,534	981,428	1,401,381

Financials – 2.8%
American Banknote Corp.(7) (8) (15)				750,000	2,062,500	1,633,439

Healthcare – 0.5%
Amryt Pharma, PLC(6) (15) (16)				40,000	500,000	279,600

Real Estate – 21.3%
IQHQ, Inc.(7) (8)				100,000	1,500,000	2,800,000
Nexpoint Real Estate Finance, Inc.(17)				481,670	9,960,591	9,763,443

						12,563,443

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2022

(Unaudited)

Real Estate Investment Trust (REIT) – 2.5%
NexPoint Residential Trust, Inc. (6) (17)			23,409	$725,531	$1,463,325

Service – 0.0%
Wayne Services Legacy, Inc. (7) (8) (15)			237	253,404	5,172

Telecommunication Services – 8.5%
TerreStar Corp. (7) (8) (15)			14,035	1,599,990	5,001,793

Total Common Stocks					22,390,653

LLC Interests – 7.6%
Consumer Products – 4.9%
US Gaming, LLC (7) (8) (15)			2,000	2,000,000	2,910,987

Real Estate – 2.7%
SFR WLIF III, LLC (7) (8) (17)			451,112	451,112	423,336
NexPoint Capital REIT, LLC (7) (8) (17)			100	1,215,000	1,147,311

					1,570,647

Total LLC Interests					4,481,634

	Preferred Dividend Rate

Preferred Stocks – 18.4%
Financials – 2.6%
777 Partners, LLC	10.000%		750	750,000	750,000
United Fidelity Bank FSB	7.000%		1,000	1,000,000	770,000

					1,520,000

Healthcare – 15.8%
Apnimed, Inc. (7) (8)	8.000%		135,122	1,199,993	1,199,993
Sapience Therapeutics, Inc. (Series B Preferred Shares) (7) (8)	8.000%		1,619,048	4,080,000	4,079,999
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (7) (8)			1,111,111	4,000,000	4,000,000

					9,279,992

Total Preferred Stocks					10,799,992

Warrants – 0.2%
Energy – 0.2%
QuarterNorth Tranche 1 (15)		8/27/2029	5,738	16,122	55,946
QuarterNorth Tranche 2 (15)		8/27/2029	11,051	5,175	74,594

					130,540

Media/Telecommunications – 0.0%
iHeartMedia, Inc. (6) (15)		5/1/2039	2,875	52,988	10,997

Total Warrants					141,537

Total Investments – 96.0%				$54,171,590	$56,468,135

Cash Equivalents – 5.7% (18)					$3,357,869
Other Assets & Liabilities, net – (1.7%)					$(1,011,532)

Net Assets – 100.0%					$58,814,472

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at June 30, 2022. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)

The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at June 30, 2022 was 2.94%. The LIBOR rate used to calculate interest is the higher of the prevailing 6 month LIBOR rate in effect on the date of the semiannual reset, or the LIBOR base rate floor shown.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of June 30, 2022

(Unaudited)

(6)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 5.9% of the Company’s total assets as of June 30, 2022.

(7)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(8)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $31,713,398 or 53.9% of net assets were fair valued under the Company’s valuation procedures as of June 30, 2022.

(9)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at June 30, 2022 was 2.29%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(10)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at June 30, 2022 was 1.79%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(11)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of June 30, 2022, these securities amounted to $2,780,064, or 4.7% of net assets.

(12)	The investment is considered to be the equity tranche of the issuer.
(13)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(14)	The issuer is in default of its payment obligation, or is in danger of default.
(15)	Non-income producing security.
(16)

Securities exempt from registration under 1933 Act and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $279,600 or 0.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquition Date
Amryt Pharma, PLC – Common Stock	12/7/20

(17)	Represents an affiliated issuer. Assets with a total aggregate fair value of $12,797,415, or 21.8% of net assets, were affiliated with the Company as of June 30, 2022 see Note 9.
(18)	State Street U.S. Government Money Market Fund.

Glossary

PIK	Payment-in-Kind

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

						7,898,895

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of December 31, 2021

Real Estate Investment Trust (REIT) – 3.1%
NexPoint Residential Trust, Inc. (6) (16)				23,173	$707,883	$1,942,593

Service – 0.0%
Wayne Services Legacy, Inc. (8) (9) (14)				237	253,404	5,172

Telecommunication Services – 7.5%
TerreStar Corp. (8) (9) (14)				14,035	1,599,990	4,706,357

Total Common Stocks						18,329,113

LLC Interests – 12.0%
Consumer Products – 4.5%
US Gaming, LLC (8) (9) (14)				2,000	2,000,000	2,812,212

Real Estate – 7.5%
SFR WLIF II, LLC (8) (9) (16)				3,348,888	3,348,888	3,196,246
SFR WLIF III, LLC (8) (9) (16)				1,651,112	1,651,112	1,563,916

						4,760,162

Total LLC Interests						7,572,374

	Preferred Dividend Rate

Preferred Stocks – 2.7%
Financials – 2.7%
777 Partners, LLC		10.000%		750	750,000	750,000
United Fidelity Bank FSB		7.000%		1,000	1,000,000	975,000

						1,725,000

Total Preferred Stocks						1,725,000

Warrants – 0.3%
Energy – 0.2%
QuarterNorth Tranche 1 (14)			8/27/2029	5,738	16,122	48,056
QuarterNorth Tranche 2 (14)			8/27/2029	11,051	5,175	64,002

						112,058

Healthcare – 0.0%
Gemphire Therapeutics, Inc. (8) (9) (14)			3/15/2022	4,752	—	—

Media/Telecommunications – 0.1%
iHeartMedia, Inc. (6) (14)			5/1/2039	2,875	52,987	49,004

Total Warrants						161,062

Total Investments – 95.7%					$54,770,694	$60,236,311

Cash Equivalents – 4.3%(17)						$2,704,193
Other Assets & Liabilities, net – 0.0%						$(1,596)

Net Assets – 100.0%						$62,938,908

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of June 30, 2022, the Adviser controls 2,549,002 total shares of common stock (or 25.8%) of the Company, including reinvestment of dividends, for a net amount of approximately $15.2 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ended December 31, 2022. The interim financial data as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $3,527,160 and $2,811,171, respectively. As of June 30, 2022 and December 31, 2021, $3,357,869 and $2,704,193 was held in the State Street U.S. Government Money Market Fund, and $169,291 and $106,978 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Schedules of Investments for the Company, as applicable. As of June 30, 2022 and December 31, 2021, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and six months ended June 30, 2022, the Company recognized $0 and $0 of fee income, respectively. For the three and six months ended June 30, 2021, the Company recognized $0 and $0 of fee income, respectively.

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

As of June 30, 2022, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$123,304
PAMCO CLO 1997-1A B	Asset-Backed Securities	59,349
American Banknote Corp.	Common Stocks	1,633,439
IQHQ, Inc.	Common Stocks	2,800,000
TerreStar Corp.	Common Stocks	5,001,793
Wayne Services Legacy, Inc.	Common Stocks	5,172
NexPoint Capital REIT, LLC	LLC Interests	1,147,311
SFR WLIF III, LLC	LLC Interests	423,336
US Gaming, LLC	LLC Interests	2,910,987
Apnimed, Inc.	Preferred Stocks	1,199,993
Sapience Therapeutics, Inc. (Series B Preferred Shares)	Preferred Stocks	4,079,999
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares)	Preferred Stocks	4,000,000
Auris Luxembourg III S.a.r.l.	Senior Secured Loans	1,339,959
CCS Medical, Inc.	Senior Secured Loans	3,000,000
RxBenefits, Inc.	Senior Secured Loans	2,979,636
TerreStar Corp.	Senior Secured Loans	181,192
TerreStar Corp.	Senior Secured Loans	30,203
TerreStar Corp.	Senior Secured Loans	32,371
TerreStar Corp.	Senior Secured Loans	765,354

As of December 31, 2021, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$304,000
PAMCO CLO 1997-1A B	Asset-Backed Securities	101,040
American Banknote Corp.	Common Stocks	2,208,750
IQHQ, Inc.	Common Stocks	1,823,000
TerreStar Corp.	Common Stocks	4,706,357
Wayne Services Legacy, Inc.	Common Stocks	5,172
SFR WLIF III, LLC	LLC Interests	1,563,916
SFR WLIF II, LLC	LLC Interests	3,196,246
US Gaming, LLC	LLC Interests	2,812,212
Sapience Therapeutics, Inc	Senior Secured Loans	4,000,000
TerreStar Corp.	Senior Secured Loans	729,979
TerreStar Corp.	Senior Secured Loans	172,817
TerreStar Corp.	Senior Secured Loans	30,875
TerreStar Corp.	Senior Secured Loans	28,807
Gemphire Therapeutics, Inc.	Warrants	—

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

As of June 30, 2022, the Company’s investments consisted of senior secured loans, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Healthcare	$—	$7,266,721	$7,319,595	$14,586,316
Telecommunication Services	—	—	1,009,120	1,009,120
Asset-Backed Securities
Financials	—	—	182,653	182,653
Corporate Bonds
Healthcare	—	2,597,411	—	2,597,411
Media/Telecommunications	—	278,819	—	278,819
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,401,381	—	1,401,381
Financials	—	—	1,633,439	1,633,439
Healthcare	279,600	—	—	279,600
Real Estate	9,763,443	—	2,800,000	12,563,443
Real Estate Investment Trusts (REITs)	1,463,325	—	—	1,463,325
Service	—	—	5,172	5,172
Telecommunication Services	—	—	5,001,793	5,001,793
LLC Interests
Consumer Products	—	—	2,910,987	2,910,987
Real Estate	—	—	1,570,647	1,570,647
Preferred Stocks
Financials	—	1,520,000	—	1,520,000
Healthcare	—	—	9,279,992	9,279,992
Warrants
Energy	—	130,540	—	130,540
Media/Telecommunications	—	10,997	—	10,997

Total Assets	$11,506,368	$13,248,369	$31,713,398	$56,468,135

	December 31, 2021
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Healthcare	$—	$20,254,978	$4,000,000	$24,254,978
Telecommunication Services	—	—	962,478	962,478
Asset-Backed Securities
Financials	—	—	405,040	405,040
Corporate Bonds
Healthcare	—	6,480,320	—	6,480,320
Media/Telecommunications	—	345,946	—	345,946
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,092,846	—	1,092,846
Financials	—	—	2,208,750	2,208,750
Healthcare	432,000	—	—	432,000
Real Estate	6,075,895	—	1,823,000	7,898,895
Real Estate Investment Trusts (REITs)	1,942,593	—	—	1,942,593
Service	—	—	5,172	5,172
Telecommunication Services	—	—	4,706,357	4,706,357
LLC Interests
Consumer Products	—	—	2,812,212	2,812,212
Real Estate	—	—	4,760,162	4,760,162
Preferred Stocks
Financials	—	1,725,000	—	1,725,000
Warrants
Energy	—	112,058		112,058
Healthcare(1)	—	—	—	—
Media/Telecommunications	—	49,004	—	49,004

Total Assets	$8,450,488	$30,102,652	$21,683,171	$60,236,311

(1)	Gemphire Therapeutics, Inc. Warrants at zero value.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2022.

Investments:	Balance as of December 31, 2021	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of June 30, 2022	Change in unrealized gain/(loss) on Level 3 securities still held at period end

Assets
Senior Secured Loans
Telecommunication Services	$962,478	$—	$—	$—	$—	$—	$(8,137)	$54,779	$—	$1,009,120	$(8,137)
Healthcare	4,000,000	4,319,594	—	7,930	—	—	82,071	2,990,000	(4,080,000)	7,319,595	82,071
Asset-Backed Securities
Financials	405,040	—	—	—	—	24,930	(188,656)	—	(58,661)	182,653	(188,656)
Common Stocks
Financials	2,208,750	—	—	—	—	—	(575,311)	—	—	1,633,439	(575,311)
Real Estate	1,823,000	—	—	—	—	—	977,000	1,500,000	(1,500,000)	2,800,000	1,300,000
Service	5,172	—	—	—	—	—	—	—	—	5,172	—
Telecommunication Services	4,706,357	—	—	—	—	—	295,436	—	—	5,001,793	295,436
LLC Interests
Consumer Products	2,812,212	—	—	—	—	—	98,775	—	—	2,910,987	98,775
Real Estate	4,760,162	—	—	—	—	(74,604)	144,374	1,215,000	(4,474,285)	1,570,647	(8,269)
Preferred Stocks
Healthcare	—	—	—	—	—	—	(1)	9,279,993	—	9,279,992	—

Total	$21,683,171	$4,319,594	$—	$7,930	$—	$(49,674)	$825,550	$15,039,772	$(10,112,946)	$31,713,398	$995,908

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

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the six months ended June 30, 2022, there were 2 transfers from Level 2 to Level 3 due to a decrease in market activity. For the six months ended June 30, 2021, there were no transfers from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of June 30, 2022 and December 31, 2021:

Investment	Fair value at June 30, 2022	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interests	$4,481,634	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	1.49% - 5.43% (3.46%) 5.9x - 7.65x (7.125x)
Preferred Stocks	9,279,992	Transaction Indication of Value	Cost Price	N/A
Common Stocks	9,440,404	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis Net Asset Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm) Recovery Rate N/A	1.49% - 15.5% (8.98%) 2.75x - 4.00x (3.37x) $0.09 - $0.95 ($0.515) $891 75% - 100% (94%) $28
Senior Secured Loans	8,328,715	Discounted Cash Flow Transaction Indication of Value	Discount Rate Broker Quote	11.5% - 13% (12.5%) Various
Asset-Backed Securities	182,653	Discounted Cash Flow	Discount Rate	21% - 70% (46%)

Total	$31,713,398

Investment	Fair value at December 31, 2021	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$7,572,374	Discounted Cash Flow Net Asset Value Multiples Analysis	Discount Rate N/A Multiple of EBITDA	1.49% - 5.43% (3.46%) N/A 6.3x - 8.2x (7.25x)
Common Stock	8,743,279	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP NAV / sh multiple Enterprise Value ($mm) Recovery Rate	14.5% - 16.5% (15.5%) 2.75x - 3.75x (3.25x) $0.09 - $0.95 ($0.52) 0.75x - 1.00x (0.875x) $841 75% - 100% (94%)
Senior Secured Loans	4,962,478	Discounted Cash Flow Transaction Indication of Value	Discount Rate Cost Price	11.00% N/A
Asset-Backed Securities	405,040	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Warrants	—	Black-Scholes Model	Volatility Assumption	181.3%

Total	$21,683,171

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the six months ended June 30, 2022 and 2021, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the six months ended June 30, 2022 and June 30, 2021. Selling commissions and fees of $0 and $0 were paid for the six months ended June 30, 2022 and June 30, 2021, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021

Net increase (decrease) in net assets resulting from operations	$(2,928,281)	$3,319,425	$(1,783,264)	$5,593,482
Weighted average common shares outstanding	9,949,487	10,301,897	9,970,028	10,404,696
Earnings (loss) per common share-basic and diluted	$(0.29)	$0.32	$(0.18)	$0.54

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU No. 2020-04 is elective and effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU No. 2020-04. Please refer to Note 8 for additional information.

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at June 30, 2022:

	Fair value	Percentage
Assets
Healthcare	$26,743,319	47.4%
Real Estate	14,134,090	25.0%
Telecommunication Services	6,010,913	10.6%
Financials	3,336,092	5.9%
Consumer Products	2,910,987	5.2%
Energy	1,531,921	2.7%
Real Estate Investment Trusts (REITs)	1,463,325	2.6%
Media/Telecommunications	289,816	0.5%
Chemicals	42,500	0.1%
Service	5,178	0.0%

Total Assets	$56,468,135	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2021:

	Fair value	Percentage
Assets
Healthcare	$31,167,298	51.7%
Real Estate	12,659,057	21.0%
Telecommunication Services	5,668,835	9.4%
Financials	4,338,790	7.2%
Consumer Products	2,812,212	4.7%
Real Estate Investment Trusts (REITs)	1,942,593	3.2%
Energy	1,204,904	2.0%
Media/Telecommunications	394,950	0.7%
Chemicals	42,500	0.1%
Service	5,172	0.0%

Total Assets	$60,236,311	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of June 30, 2022:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$15,118,490	$12,687,968	22.5%
Senior Secured Loans - Second Lien	2,966,962	2,907,468	5.1%
Asset-Backed Securities	388,541	182,653	0.3%
Corporate Bonds	3,326,763	2,876,230	5.1%
Common Stocks	17,600,444	22,390,653	39.7%
LLC Interests	3,666,112	4,481,634	7.9%
Preferred Stocks	11,029,993	10,799,992	19.1%
Warrants	74,285	141,537	0.3%

Total Assets	$54,171,590	$56,468,135	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2021:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$21,439,866	$22,144,887	36.7%
Senior Secured Loans - Second Lien	2,957,993	3,072,569	5.1%
Asset-Backed Securities	422,271	405,040	0.7%
Corporate Bonds	6,817,768	6,826,266	11.3%
Common Stocks	14,308,512	18,329,113	30.4%
LLC Interests	7,000,000	7,572,374	12.6%
Preferred Stocks	1,750,000	1,725,000	2.9%
Warrants	74,284	161,062	0.3%

Total Assets	$54,770,694	$60,236,311	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at June 30, 2022:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$182,653	0.3%
Luxembourg(1)	1,339,959	2.4%
United Kingdom(1)	279,600	0.5%
United States	54,665,923	96.8%

Total Assets	$56,468,135	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2021:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$405,040	0.7%
Great Britain(1)	432,000	0.7%
Luxembourg(1)	2,500,169	4.1%
United States	56,899,102	94.5%

Total Assets	$60,236,311	100.0%

(1)	Investment denominated in USD.

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

For the three and six months ended June 30, 2022, the Company incurred investment advisory fees payable to the Adviser of $282,361 and $581,631, respectively. For the three and six months ended June 30, 2021, the Company incurred investment advisory fees payable to the Adviser of $304,995 and $608,702, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three and six months ended June 30, 2022, the Company incurred $0 and recognized a reduction $0 of incentive fees on capital gains, respectively. For the three and six months ended June 30, 2021, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of June 30, 2022.

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

For the three and six months ended June 30, 2022, the Company incurred administration fees payable to the Adviser of $56,734 and $116,335, respectively. For the three and six months ended June 30, 2021, the Company incurred administration fees payable to the Adviser of $59,201 and $121,740, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and six months ended June 30, 2022 and June 30, 2021, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2022, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

For the three and six months ended June 30, 2022, the Company recorded an expense relating to director fees of $3,982 and $7,713, respectively. For the three and six months ended June 30, 2021, the Company recorded an expense relating to director fees of $4,708 and $8,765, respectively, which represents the allocation of the director fees to the Company. As of June 30, 2022, there were no expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of June 30, 2022 is $838,173. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of June 30, 2022 and March 31, 2022, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
June 30, 2022	$434,019	$273,308	$160,711	$98,950	June 30, 2025
March 31, 2022	$211,896	$150,135	$61,761	$61,761	March 31, 2025

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2019	$1,098,789	$951,520	$147,269	$50,130	December 31, 2022
September 30, 2019	849,345	752,206	97,139	(17,417)	September 30, 2022
June 30, 2019	586,411	471,855	114,556	—	Expired
March 31, 2019	295,177	256,213	38,964	—	Expired

During the three and six months ended June 30, 2022, $75,592 and $114,556, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the three and six months ended June 30, 2022 and June 30, 2021, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the net asset value (“NAV”) as of June 30, 2022 would have been lower by approximately this amount.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of June 30, 2022 and December 31, 2021, $95,565 and $95,458 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.

As of June 30, 2022 and December 31, 2021, the Company owed $339,454 and $378,587, respectively, to the Adviser, largely related to advisory fees, and administration fees.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the six months ended June 30, 2022 and June 30, 2021, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

Note 6 — Share Repurchase Program

On a quarterly basis, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of directors who are not “interested persons” of the Company (as defined in the 1940 Act), such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials furnished to each stockholder.

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

The Company conducted its quarterly tender offer for the second quarter of 2022 from May 21, 2022, until expiration of June 21, 2022 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, 102,662 shares of the Company were tendered for repurchase, constituting approximately 1.03% of the Company’s outstanding shares.

For the six months ended June 30, 2022, the Company repurchased 0 shares as part of its death and disability repurchase program.

Note 7 — Economic Dependency and Commitments and Contingencies

The Adviser has entered into a Services Agreement with Skyview, effective February 25, 2021, pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser, and not the Company, will compensate all Adviser and Skyview personnel who provide services to the Company.

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2022.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2022, the Company had no unfunded debt commitments.

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

Note 9 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of June 30, 2022:

Affiliated investments	Shares at December 31, 2021	Fair value as of December 31, 2021	Transfers in (at cost)	Purchases	Sales		Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of June 30, 2022	Shares at June 30, 2022	Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,173	$1,942,593	$—	$17,648	$—		$—	$(496,916)	$1,463,325	23,409	$17,726

NexPoint Capital REIT, LLC	—	—	—	1,215,000	—		—	(67,689)	1,147,311	100	—

NexPoint Real Estate Finance, Inc.	315,631	6,075,895	—	3,274,285	—		—	413,263	9,763,443	481,670	481,669

SFR WLIF III, LLC	1,651,112	1,563,916	—	—	(1,200,000)		—	59,420	423,336	451,112	23,573

SFR WLIF II, LLC	3,348,888	3,196,246	—	1	(3,274,285	)(1)	(74,604)	152,642	—	—	—

Total affiliated investments	5,338,804	$12,778,650	$—	$4,506,934	$(4,474285)		$(74,604)	$60,720	$12,797,415	956,291	$522,968

(1)	Denotes SFR II’s LLC Interests conversion into NREF common shares.

Note 10 — Financial Highlights

Selected data for a share outstanding throughout the six months ended June 30, 2022 and June 30, 2021 is as follows:

	For the Six Months Ended June 30, 2022 (Unaudited)	For the Six Months Ended June 30, 2021 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$6.32	$6.13
Income from investment operations:
Net investment income(1)	0.11	0.10
Net realized and unrealized gain (loss)	(0.29)	0.44

Total from investment operations	(0.18)	0.54

Less distribution declared to common shareholders:
From net investment income	(0.18)	(0.18)

Total distributions declared to common shareholders	(0.18)	(0.18)

Capital share transaction
Issuance of common stock(2)	—	—
Shares tendered(1)	—	—

Net asset value, end of period	$5.96	$6.49
Net asset value total return(3)(4)	(2.92%)	8.93%

Ratio and supplemental data:
Net assets, end of period (in 000’s)	$58,814	$65,597
Shares outstanding, end of period	9,863,444	10,106,783
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(5)	3.73%	3.73%
Fees and expenses waived or reimbursed(5)	(0.52)%	(0.41)%
Net operating expenses(5)	3.21%	3.32%
Net investment income (loss) before fees waived or reimbursed(5)	3.10%	2.92%
Net investment income (loss) after fees waived or reimbursed(5)	3.62%	3.33%
Portfolio turnover rate(4)	13%	1%
Asset coverage ratio	—%	—%
Weighted average commission rate paid(6)	$—	$—

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

Note 11 — Subsequent Events

Effective July 12th, 2022, several teams of Skyview became dual-employees of NexPoint Services, Inc., a wholly-owned subsidiary of the Investment Adviser. The same services are being performed by the dual-employees. The Investment Adviser, and not the Funds, will compensate all Investment Adviser, Skyview, and dual-employee personnel who provide services to the Fund.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of June 30, 2022, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $15.2 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of June 30, 2022, are $838,173. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein. The following table reflects the 2022 quarterly fee waivers and expense reimbursements due from the Adviser as of June 30, 2022, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
June 30, 2022	$434,019	$273,308	$160,711	$98,950	June 30, 2025
March 31, 2022	$211,896	$150,135	$61,761	$61,761	March 31, 2025

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2019	$1,098,789	$951,520	$147,269	$50,130	December 31, 2022
September 30, 2019	849,345	752,206	97,139	(17,417)	September 30, 2022
June 30, 2019	586,411	471,855	114,556	—	Expired
March 31, 2019	295,177	256,213	38,964	—	Expired

During the three and six months ended June 30, 2022, $75,592 and $114,566 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and six months ended June 30, 2022 and June 30, 2021:

During the six months ended June 30, 2022, we made long investments in portfolio companies and other investments totaling $8,146,735. During the same period, we generated proceeds from sales and principal repayments on long investments of $9,314,826. As of June 30, 2022, our investment portfolio, with a total fair value of $56.5 million, consisted of 38 interests in portfolio companies (calculated as a percentage of total invested assets: 22.5% in first lien senior secured loans, 5.1% in second lien senior secured loans, 5.1d% in corporate bonds, 0.3% in asset-backed securities, 0.3% in warrants, 39.7% in common stock, 19.1% in preferred stock, and 7.9% in LLC interests). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 95.08% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 2.71% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

During the six months ended June 30, 2021, we made long investments in portfolio companies and other investments totaling $402,261. During the same period, we generated proceeds from sales and principal repayments on long investments of $7,799,355. As of June 30, 2021, our investment portfolio, with a total fair value of $65.6 million, consisted of 41 interests in portfolio companies (calculated as a percentage of total invested assets: 48.3% in first lien senior secured loans, 7.3% in second lien senior secured loans, 10.6% in corporate bonds, 0.6% in asset-backed securities, 0.1% in warrants, 14.9% in common stock, 0.0% in preferred stock, 10.1% in LLC interests, and 8.1% in partnership units). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 95.08% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 5.25% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and six months ended June 30, 2022, and June 30, 2021:

Net Investment Activity	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Purchases	$1,227,930	$8,146,735
Payment-in-kind	28,068	134,779
Sales and Principal Repayments	(3,683,318)	(9,314,826)

Net Portfolio Activity	$(2,427,320)	$(1,033,312)

Net Investment Activity	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Purchases	$394,536	$402,261
Payment-in-kind	25,118	48,802
Sales and Principal Repayments	(3,003,930)	(7,799,355)

Net Portfolio Activity	$(2,584,276)	$(7,348,292)

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$—	0.0%	$2,910,000	35.7%
Senior Secured Loans—Second Lien	—	0.0%	—	0.0%
Corporate Bonds	—	0.0%	—	0.0%
Preferred Stocks	1,199,993	97.7%	5,199,993	63.9%
LLC Interests	15,000	1.2%	15,000	0.2%
Warrants	—	0.0%	—	0.0%
Common Stocks	12,937	1.1%	21,742	0.2%

Total Investment Activity	$1,227,930	100.0%	$8,146,735	100.0%

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$333,333	84.48%	$333,333	82.86%
Senior Secured Loans—Second Lien	—	0.0%	—	0.0%
Corporate Bonds	—	0.0%	—	0.0%
Preferred Stocks	—	0.0%	—	0.0%
LLC Interests	—	0.0%	—	0.0%
Warrants	53,420	13.54%	53,420	13.27%
Common Stocks	7,783	1.98%	15,509	3.85%

Total Investment Activity	$394,536	100.0%	$402,261	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2022, and December 31, 2021:

June 30, 2022
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$15,118,490	12,687,967	22.5%
Senior Secured Loans — Second Lien	2,966,962	2,907,468	5.1%
Asset-Backed Securities	388,541	182,654	0.3%
LLC Interests	3,666,112	4,481,634	7.9%
Corporate Bonds	3,326,763	2,876,230	5.1%
Common Stocks	17,600,444	22,390,653	39.7%
Preferred Stocks	11,029,994	10,799,992	19.1%
Warrants	74,284	141,537	0.3%

Total Invested Assets	$54,171,590	$56,468,135	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2021
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$21,439,866	$22,144,887	36.7%
Senior Secured Loans — Second Lien	2,957,993	3,072,569	5.1%
Asset-Backed Securities	422,271	405,040	0.7%
LLC Interests	7,000,000	7,572,374	12.6%
Corporate Bonds	6,817,768	6,826,266	11.3%
Common Stocks	14,308,512	18,329,113	30.4%
Preferred Stocks	1,750,000	1,725,000	2.9%
Warrants	74,284	161,062	0.3%

Total Invested Assets	$54,770,694	$60,236,311	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Number of Investments	38	39
% Variable Rate (based on fair value)	74%	63%
% Non-Income Producing Equity or Other Investments (based on fair value)	26%	21%
Weighted Average Cost Price of Investments (as a % of par or stated value)	95.08%	92.95%
Weighted Average Credit Rating of Investments that were Rated	Caa2	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.4%	0.3%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2022, and December 31, 2021:

	June 30, 2022		December 31, 2021
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$6,010,913	10.6%	$5,668,835	9.4%
Broadly Syndicated – Public	2,981,575	5.3%	394,950	0.6%
Middle-Market	44,818,887	79.4%	53,767,486	89.3%
Opportunistic/Other	2,656,760	4.7%	405,040	0.7%

Total Invested Assets	$56,468,135	100.0%	$60,236,311	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2022, and December 31, 2021:

	June 30, 2022		December 31, 2021
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	$42,500	0.1%
Consumer Products	2,910,987	5.2%	2,812,212	4.7%
Energy	1,531,921	2.7%	1,204,904	2.0%
Financials	5,933,503	10.5%	4,338,790	7.2%
Healthcare	24,145,908	42.8%	31,167,298	51.7%
Media/Telecommunications	289,816	0.5%	394,950	0.7%
Real Estate Investment Trusts (REITs)	12,374,078	21.9%	1,942,593	3.2%
Real Estate	3,223,337	5.7%	12,659,057	21.0%
Service	5,172	0.0%	5,172	0.0%
Telecommunication Services	6,010,913	10.6%	5,668,835	9.4%

Total Invested Assets	$56,468,135	100.0%	$60,236,311	100.0%

As of June 30, 2022, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, Inc., NexPoint Capital, REIT, SFR WLIF III, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of June 30, 2022, and December 31, 2021, 45.1% and 51.7% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Sapience Therapeutics, Inc.: As of June 30, 2022, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.1 million. We did not hold preferred shares as of December 31, 2021 but held convertible promissory notes with an aggregate fair value of $4 million which converted in 2022. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.

CCS Medical, Inc.: As of June 30, 2022, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million. We did not hold any such investments as of December 31, 2021. CCS Medical, Inc. provides direct-to-home delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.

RXBenefits, Inc.: As of June 30, 2022, and December 31, 2021, we held first lien senior secured loans of RXBenefits, Inc. with an aggregate fair value of $3.0 million and $3.2 million, respectively. RXBenefits, Inc. is a pharmacy benefits optimization platform that serves primarily the small and mid-sized employer market and provides a more curated and competitive pharmacy benefits marketplace for its employer customer base.

Hadrian Merger Sub, Inc.: As of June 30, 2022, and December 31, 2021, we held corporate bonds of Hadrian Merger Sub, Inc. with an aggregate fair value of $2.6 million and $2.8 million, respectively. Hadrian Merger Sub, Inc’s parent, Heartland Dental is a leading dental support organization in the United States and provides non-clinical administrative support services. As of June 30, 2022, the company supported more than 2,400 doctors in more than 1,600 supported dental offices across 38 states.

Envision Healthcare Corp.: As of June 30, 2022, and December 31, 2021, we held first lien senior secured loans of Envision Healthcare Corp. with an aggregate fair value of $1.6 million and $3.7 million, respectively. Envision Healthcare Corporation is a nationwide provider of healthcare clinical solutions, including physician-led services, ambulatory services, and post-acute services, in addition to being one of the largest owner and operator of ambulatory surgery centers. As of June 30, 2022, the company delivered physician services to nearly 2,000 clinical departments in healthcare facilities in 43 states through a 25,000 physician and other healthcare professional employee team. In addition, the company operated more than 250 ambulatory surgery centers in 34 states with approximately 2,000 physician partners and 1,000 other affiliated physicians.

Results of Operations for the three and six months ended June 30, 2022, and June 30, 2021

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

Expenses

For the three and six months ended June 30, 2022, we had total net operating expenses of $470,639 or $0.05 per share and $994,127 or $0.10 per share, respectively. For the three and six months ended June 30, 2021, we had total net operating expenses of $513,619 or $0.05 and $1,076,544 or $0.10 per share, respectively per share. Base management fees attributed to the Adviser were $282,361 and $581,631 for the three and six months ended June 30, 2022. Base management fees attributed to the Adviser were $304,995 and $608,702 for the three and six months ended June 30, 2021. Our expenses include administrative services expenses attributed to the Adviser of $56,734 and $116,335 for the three and six months ended June 30, 2022, respectively. Administrative services expenses attributed to the Adviser were $59,201 and $121,740 for the three and six months ended June 30, 2021, respectively.

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

Our other expenses subject to the Expense Limitation Agreement for three and months ended June 30, 2022, were $222,123 and $434,019, respectively, and consisted of the following:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Audit and tax fees	$40,443	$79,917
Legal fees	9,381	27,599
Custodian and accounting service fees	77,542	154,289
Reports to stockholders	20,919	38,714
Stock transfer fee	52,080	102,263
Directors’ fees	3,982	7,713
Other expenses	17,776	23,524

Total	$222,123	$434,019

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Our other expenses subject to the Expense Limitation Agreement for three and months ended June 30, 2021, were $218,342 and $478,467, respectively, and consisted of the following:

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

Net Investment Income

We earned net investment income of $629,257 or $0.06 per share, and $1,120,379 or $0.11 per share, for the three and six months ended June 30, 2022, respectively. We earned net investment income of $534,156 or $0.05 per share, and $1,078,709 or $0.10 per share, for the three and six months ended June 30, 2021, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $3,683,318 and $9,314,826 during the three and six months ended June 30, 2022, respectively, from which we realized a net gains/(losses) of $98,325 and $265,429 respectively. We had sales or principal repayments of $3,003,930 and $7,799,355 during the three and six months ended June 30, 2021, respectively, from which we realized a net gains/(losses) of $243,170 and $151,510 respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended June 30, 2022, and June 30, 2021, the net change in unrealized appreciation (depreciation) on investments totaled $(3,655,863) or $(0.35) per share, and $2,542,099 or $0.25 per share, respectively. For the six months ended June 30, 2022, and June 30, 2021, the net change in unrealized appreciation (depreciation) on investments totaled $($3,169,072) or $(0.31)

per share, and $4,363,263 or $0.42 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2022, was primarily driven by the performance of Envision Healthcare Corp. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2021, was primarily driven by the performance of US Gaming, LLC. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2022, was primarily driven by the performance of Envision Healthcare Corp. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2021, was primarily driven by the performance of Fieldwood Energy 1st Lien Term Loan.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three and six months ended June 30, 2022, and June 30, 2021. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of June 30, 2022, would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2022, and June 30, 2021, the net increase/(decrease) in net assets resulting from operations was $(1,783,264) or $(0.18) per share, and $5,593,482 or $0.54 per share, respectively.

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Income	$2,114,506	$2,155,253
Net expenses	(994,127)	(1,076,544)
Net realized gain/(loss)	265,429	(151,510)
Net unrealized appreciation (depreciation)	(3,169,072)	4,363,263
Net increase from amounts committed by affiliates	—	—

Total	$(1,783,264)	$5,593,482

For the three months ended June 30, 2022, and June 30, 2021, the net increase/(decrease) in net assets resulting from operations was $(2,928,281) or $(0.29) per share, and $3,319,425 or $0.32 per share, respectively.

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Income	$1,099,896	$1,047,775
Net expenses	(470,639)	(513,619)
Net realized gain/(loss)	98,325	243,170
Net unrealized appreciation (depreciation)	(3,655,863)	2,542,099
Net increase from amounts committed by affiliates	—	—

Total	$(2,928,281)	$3,319,425

Financial Condition, Liquidity and Capital Resources

As of June 30, 2022, and December 31, 2021, we had cash and cash equivalents of $3,527,160 and $2,811,171, respectively. As of June 30, 2022, and December 31, 2021, $3,357,869 and $2,704,193 was held in the State Street U.S. Government Money Market Fund, and $169,291 and $106,978 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of June 30, 2022, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $15.2 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the six months ended June 30, 2022, and June 30, 2021, respectively, and were offset against capital in excess of par value on the financial statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2022 and December 31, 2021, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the six months ended June 30, 2022, and June 30, 2021, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of June 30, 2022.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and six months ended June 30, 2022, and June 30, 2021, the Company did not distribute in excess of net investment income.

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

For the six months ended June 30, 2022, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
6/30/2022	$0.090	$887,710	$—
3/31/2022	0.090	892,680	301,212
1/2/2022(2)	—	—	306,152

Total	$0.180	$1,780,390	$607,364

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.

For the year ended December 31, 2021, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
12/31/2021(3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,406
1/2/2021(2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.

For the year ended December 31, 2020, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)
12/31/2020(2)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020(2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2020 Dividend was reinvested in January 2021.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•	In aggregate as of June 30, 2022, the Adviser controls 2,549,002 total shares of the Company, including reinvestment of dividends, for a net amount of approximately $15.2 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of June 30, 2022, would have been lower. These payments are not recoupable by the Adviser.

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

As of June 30, 2022, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$123,304
PAMCO CLO 1997-1A B	Asset-Backed Securities	59,350
American Banknote Corp.	Common Stocks	1,633,439
IQHQ, Inc.	Common Stocks	2,800,000
Terrestar Corp.	Common Stocks	5,001,793
Wayne Services Legacy Inc.	Common Stocks	5,172
NexPoint Capital REIT, LLC	LLC Interests	1,147,311
SFR WLIF III, LLC	LLC Interests	423,336
US GAMING LLC	LLC Interests	2,910,986
Apnimed, Inc.	Preferred Stocks	1,199,993
Sapience Therapeutics, Inc.	Preferred Stocks	4,079,999
Sapience Therapeutics, Inc.	Preferred Stocks	4,000,000
Auris Luxembourg III S.a.r.l.	Senior Secured Loans	1,339,959
CCS Medical, Inc.	Senior Secured Loans	3,000,000
RX Benefits, Inc.	Senior Secured Loans	1,339,959
Terrestar Corp.	Senior Secured Loans	2,979,636
Terrestar Corp.	Senior Secured Loans	181,192
Terrestar Corp.	Senior Secured Loans	32,371
Terrestar Corp.	Senior Secured Loans	30,203

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and six months ended June 30, 2022, and June 30, 2021, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to June 30, 2022, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three and six months ended June 30, 2022, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three and months ended June 30, 2021, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three and six months ended June 30, 2022, the Company capitalized $0 and $0 of offering costs, respectively. For the three and six months ended June 30, 2021, the Company capitalized $0 and $0 of offering costs, respectively. Of the capitalized offering costs, $0 and $0 were amortized to expense during the three and six months ended June 30, 2022, respectively. Of the capitalized offering costs, $0 and $0 were amortized to expense during the three and six months ended June 30, 2021. As of June 30, 2022 and June 30, 2021, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2022, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of June 30, 2022, 74% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of June 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	76,162	—	76,162
Up 100 basis points	152,325	—	152,325
Up 200 basis points	304,650	—	304,650
Up 300 basis points	456,975	—	456,975

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

NEXPOINT CAPITAL, INC.

Date: August 12, 2022	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: August 12, 2022	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer