Form 10-Q
period 2022-09-30
NexPoint Capital, Inc.
filed 2022-11-14
CIK 1588272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2022, the Registrant had 9,717,788 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements

NexPoint Capital, Inc.

Statements of Assets and Liabilities

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Unaffiliated investments, at fair value (cost of $41,894,409 and $42,376,505, respectively)	$43,448,078	$47,457,661
Affiliated investments, at fair value (cost of $12,352,233 and $12,394,189, respectively)(1)	9,884,822	12,778,650
Cash and cash equivalents	2,173,985	2,811,171
Receivable for investments sold	—	990,537
Dividends and interest receivable	279,453	440,404
Receivable from Adviser(2)	124,667	95,458
Prepaid expenses	7,500	13,222

Total assets	55,918,505	64,587,103

Liabilities
Payable for investments purchased	—	301,369
Payable for fund shares repurchased	8,389	—
Payable to Adviser(2)	310,475	378,587
Accrued expenses and other liabilities	301,846	72,178
Distributions payable	874,601	896,061

Total liabilities	1,495,311	1,648,195

Commitments and contingencies(3)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 9,717,788 and 9,956,228 shares issued and outstanding, respectively)	9,718	9,956
Paid-in capital in excess of par	89,710,981	91,135,719
Distributable earnings (accumulated loss)	(35,297,505)	(28,206,767)

Total net assets	$54,423,194	$62,938,908

Net asset value per share of common stock	$5.60	$6.32

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income:
Interest	$548,857	$699,991	$1,597,694	$2,304,380
Interest paid-in-kind	29,338	25,985	164,117	74,634
Dividend income from unaffiliated investments	165,664	199,617	573,586	213,271
Dividend income from affiliated investments (1)	249,733	442,367	772,701	930,928
Other fee income	—	6,181	—	6,181

Total investment income	993,592	1,374,141	3,108,098	3,529,394

Expenses:
Investment advisory fees (2)	254,995	291,857	836,626	900,559
Custodian and accounting service fees	78,412	77,329	232,701	229,575
Administration fees (2)	55,480	61,568	171,815	183,308
Stock transfer fee	53,802	53,383	156,065	154,869
Audit and tax fees	44,074	36,403	123,991	132,743
Other expenses	36,078	22,134	69,855	92,888
Reports to stockholders	21,930	28,798	60,644	46,034
Legal fees	13,459	19,185	53,658	50,825
Directors’ fees (2)	4,421	4,695	12,134	13,460

Total expenses	562,651	595,352	1,717,489	1,804,261
Expenses (waived) or recouped by the Adviser (2)	(124,667)	(68,134)	(285,378)	(200,499)

Net expenses	437,984	527,218	1,432,111	1,603,762

Net investment income	555,608	846,923	1,675,987	1,925,632

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	2,056	(4,198,825)	342,089	(4,047,315)
Affiliated investments (1)	—	—	(74,604)	—
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	(297,695)	4,445,800	(3,527,487)	6,384,689
Affiliated investments (1)	(2,912,592)	(1,112,351)	(2,851,872)	1,312,023

Net realized and unrealized gains (losses)	(3,208,231)	(865,376)	(6,111,874)	3,649,397

Net increase (decrease) in net assets resulting from operations	$(2,652,623)	$(18,453)	$(4,435,887)	$5,575,029

Per share information - basic and diluted per common share
Net investment income:	$0.06	$0.08	$0.17	$0.19
Earnings (loss) per share:	$(0.27)	$—	$(0.45)	$0.54
Weighted average shares outstanding:	9,882,443	10,141,588	9,940,512	10,316,029

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at June 30, 2022	9,863,444	$9,863	$90,575,030	$(31,770,421)	$58,814,472
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	555,608	555,608
Net realized gain (loss) on investments	—	—	—	2,056	2,056
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,210,287)	(3,210,287)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(195,784)	(196)	(1,162,764)	—	(1,162,960)
Reinvestment of common stock	50,128	51	298,715	—	298,766
Distributions to stockholders	—	—	—	(874,461)	(874,461)

Total increase (decrease) for the three months ended September 30, 2022	(145,656)	(145)	(864,049)	(3,527,084)	(4,391,278)

Balance at September 30, 2022	9,717,788	$9,718	$89,710,981	$(35,297,505)	$54,423,194

Distributions to stockholders per share	—	$—	$—	$0.18	$0.18

Balance at December 31, 2021	9,956,228	$9,956	$91,135,719	$(28,206,767)	$62,938,908
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,675,987	1,675,987
Net realized gain (loss) on investments	—	—	—	267,485	267,485
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,379,359)	(6,379,359)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(337,010)	(337)	(2,330,769)	—	(2,331,106)
Reinvestment of common stock	98,570	99	906,031	—	906,130
Distributions to stockholders	—	—	—	(2,654,851)	(2,654,851)

Total increase (decrease) for the nine months ended September 30, 2022	(238,440)	(238)	(1,424,738)	(7,090,738)	(8,515,714)

Balance at September 30, 2022	9,717,788	$9,718	$89,710,981	$(35,297,505)	$54,423,194

Distributions to stockholders per share	—	$—	$—	$0.27	$0.27

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at June 30, 2021	10,106,783	$10,107	$90,002,309	$(24,415,066)	$65,597,350
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	846,923	846,923
Net realized gain (loss) on investments	—	—	—	(4,198,825)	(4,198,825)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	3,333,449	3,333,449
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(119,018)	(120)	(779,452)	—	(779,572)
Reinvestment of common stock	49,658	50	322,236	—	322,286
Distributions to stockholders	—	—	—	(903,359)	(903,359)

Total increase (decrease) for the three months ended September 30, 2021	(69,360)	(70)	(457,216)	(921,812)	(1,379,098)

Balance at September 30, 2021	10,037,423	$10,037	$89,545,093	$(25,336,878)	$64,218,252

Distributions to stockholders per share	—	$—	$—	$0.18	$0.18

Balance at December 31, 2020	10,475,168	$10,475	$92,354,786	$(28,174,789)	$64,190,472
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,925,632	1,925,632
Net realized gain (loss) on investments	—	—	—	(4,047,315)	(4,047,315)
Net realized gain (loss) on total return swaps	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	7,696,712	7,696,712
Net change in unrealized appreciation (depreciation)	—	—	—	—	—
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(596,763)	(597)	(3,808,557)	—	(3,809,154)
Reinvestment of common stock	159,018	159	998,864	—	999,023
Distributions to stockholders	—	—	—	(2,737,118)	(2,737,118)

Total increase (decrease) for the nine months ended September 30, 2021	(437,745)	(438)	(2,809,693)	2,837,911	27,780

Balance at September 30, 2021	10,037,423	$10,037	$89,545,093	$(25,336,878)	$64,218,252

Distributions to stockholders per share	—	$—	$—	$0.27	$0.27

See Notes to Financial Statements

NexPoint Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$(4,435,887)	$5,575,029

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(8,148,175)	(4,164,636)
Payment-in-kind investments	(164,117)	(74,634)
Proceeds from sales and principal repayments of investment securities	9,358,594	10,274,204
Net realized gain (loss) on investments	(267,485)	4,047,315
Net change in unrealized (appreciation) depreciation on investments	6,379,359	(7,696,712)
Amortization of premium/discount, net	(254,765)	(704,076)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	990,537	(8,765)
(Increase) decrease in dividends and interest receivable	160,951	(120,660)
(Increase) decrease in receivable from Adviser	(29,209)	40,236
(Increase) decrease in prepaid expenses	5,722	(2,488)
Increase (decrease) in payable for investments purchased	(301,369)	—
Increase (decrease) in payable for fund shares repurchased	8,389	—
Increase (decrease) in payable to Adviser	(68,112)	(69,306)
Increase (decrease) in accrued expenses and other liabilities	229,668	(78,853)

Net cash flows provided by (used in) operating activities	3,464,101	7,016,654

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(2,331,106)	(3,809,154)
Distributions paid in cash	(1,770,181)	(1,777,492)

Net cash flows (used in) financing activities	(4,101,287)	(5,586,646)

Net increase (decrease) in cash and cash equivalents	(637,186)	1,430,008

Cash and cash equivalents
Beginning of the period	2,811,171	729,467

End of the period	$2,173,985	$2,159,475

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$164,117	$74,634
Reinvestment of distributions paid	$906,130	$999,023
Local and excise taxes paid	$36,573	$114,609

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments

As of September 30, 2022

(Unaudited)

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value

Senior Secured Loans – 28.0%(4)
Healthcare – 26.1%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(5) (6) (7) (8)	L + 375	1.83%	2/27/2026	$1,472,724	$1,468,669	$1,295,997
CCS Medical, Inc (First Lien Term Loan)(7) (8) (9)	14% Fixed		4/7/2026	3,000,000	2,922,279	3,000,000
CNT Holdings I Corp (Second Lien Term Loan)(10)	SOFR + 675	2.75%	10/16/2028	1,500,000	1,493,895	1,428,750
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)	4% Fixed		7/1/2026	333,333	333,852	312,917
Covenant Surgical Partners, Inc. (First Lien Term Loan)(11)	L + 400	3.12%	7/1/2026	1,617,348	1,619,979	1,518,286
Envision Healthcare Corp. (First Lien Term Loan)(11)	L + 375	2.81%	10/10/2025	4,535,294	3,662,403	1,294,169
RxBenefits, Inc. (First Lien Term Loan)(5) (7) (8)	L + 450	2.11%	12/17/2027	3,187,769	3,137,690	3,028,380
Sound Inpatient Physicians (Second Lien Term Loan)(11)	L + 675	3.12%	6/26/2026	1,555,556	1,477,622	1,388,333
Wellpath Holdings, Inc. (First Lien Term Loan)(9)	L + 550	3.12%	10/1/2025	987,180	982,389	917,050

						14,183,882

Telecommunication Services – 1.9%
TerreStar Corp. (First Lien Term Loan F)(7) (8)	11% PIK		2/28/2024	187,836	187,837	186,503
TerreStar Corp. (First Lien Term Loan G)(7) (8)	11% PIK		2/28/2024	33,558	33,558	33,320
TerreStar Corp. (First Lien Term Loan H)(7) (8)	11% PIK		2/28/2024	31,310	31,310	31,088
TerreStar Corp. (First Lien Term Loan E)(7) (8)	11% PIK		2/28/2024	793,418	793,418	787,785

						1,038,696

Total Senior Secured Loans						15,222,578

Asset-Backed Securities – 0.1%
Financials – 0.1%
Grayson Investor Corp.(6) (7) (8) (12) (13) (14)				800	218,666	8,661
PAMCO CLO 1997-1A B(6) (7) (8) (12) (14) (15)				295,435	169,875	22,806

						31,467

Total Asset-Backed Securities						31,467

Corporate Bonds – 5.2%
Healthcare – 4.6%
Hadrian Merger Sub, Inc.(12)	8.500%		5/1/2026	2,728,000	2,444,121	2,516,635

Media/Telecommunications – 0.6%
iHeartCommunications, Inc.(6)	6.375%		5/1/2026	116,808	313,455	108,588
iHeartCommunications, Inc.(6)	8.375%		5/1/2027	214,073	584,792	181,092

						289,680

Total Corporate Bonds						2,806,315

				Shares

Common Stocks – 35.9%
Chemicals – 0.1%
MPM Holdings, Inc. (16)				8,500	17,000	42,500

Energy – 2.6%
Quarternorth Energy, Inc.				11,534	981,428	1,410,994

Financials – 3.0%
American Banknote Corp. (7) (8) (16)				750,000	2,062,500	1,633,438

Healthcare – 0.5%
Amryt Pharma, PLC (6) (16) (17)				40,000	500,000	276,800

Real Estate – 18.4%
Nexpoint Real Estate Finance, Inc. (18)				481,670	9,960,591	7,215,411
IQHQ, Inc. (7) (8)				100,000	1,500,000	2,800,000

						10,015,411

See Notes to Financial Statements

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2022

(Unaudited)

Real Estate Investment Trust (REIT) – 2.0%
NexPoint Residential Trust, Inc. (6) (18)			23,409	$725,531	$1,081,751

Service – 0.0%
Wayne Services Legacy Inc. (7) (8) (16)			237	253,404	5,373

Telecommunication Services – 9.3%
TerreStar Corp. (7) (8) (16)			14,035	1,599,990	5,067,337

Total Common Stocks					19,533,604

LLC Interests – 8.0%
Consumer Products – 5.1%
US Gaming, LLC (7) (8) (16)			2,000	2,000,000	2,780,758

Real Estate – 2.9%
NexPoint Capital REIT, LLC (7) (8) (18)			100	1,215,000	1,163,191
SFR WLIF III, LLC (7) (8) (18)			451,112	451,111	424,468

					1,587,659

Total LLC Interests					4,368,417

	Preferred Dividend Rate

Preferred Stocks – 20.6%
Financials – 2.7%
777 Partners, LLC	10.000%		750	750,000	740,625
United Fidelity Bank FSB	7.000%		1,000	1,000,000	755,000

					1,495,625

Healthcare – 17.9%
Apnimed, Inc. (7) (8)	8.000%		135,122	1,199,993	1,460,669
Sapience Therapeutics, Inc. (Series B Preferred Shares) (7) (8)	8.000%		1,619,048	4,080,000	4,614,287
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (7) (8)			1,111,111	4,000,000	3,666,666

					9,741,622

Total Preferred Stocks					11,237,247

Warrants – 0.2%
Energy – 0.2%
QuarterNorth Tranche 1 (16)		8/27/2029	5,738	16,122	48,773
QuarterNorth Tranche 2 (16)		8/27/2029	11,051	5,175	60,780

					109,553

Media/Telecommunications – 0.0%
iHeartMedia, Inc. (6) (16)		5/1/2039	2,875	52,987	23,719

Total Warrants					133,272

Total Investments – 98.0%				$54,246,642	$53,332,900

Cash Equivalents – 3.2%(19)					$1,752,448
Other Assets & Liabilities, net – (1.2%)					$(662,154)

Net Assets – 100.0%					$54,423,194

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
(4)

Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at September 30, 2022. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)

The interest rate on these investments is subject to a base rate of 6-Month LIBOR, which at September 30, 2022 was 4.23%. The LIBOR rate used to calculate interest is the higher of the prevailing 6 month LIBOR rate in effect on the date of the semiannual reset, or the LIBOR base rate floor shown.

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments (continued)

As of September 30, 2022

(Unaudited)

(6)

The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 5.9% of the Company’s total assets as of September 30, 2022.

(7)

Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(8)

Represents fair value as determined by the Company’s Board of Directors (the “Board”), or its designee in good faith, pursuant to the policies and procedures approved by the Board. The Board considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $32,010,727 or 58.8% of net assets were fair valued under the Company’s valuation procedures as of September 30, 2022.

(9)

The interest rate on these investments is subject to a base rate of 3-Month LIBOR, which at September 30, 2022 was 3.75%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(10)	The interest rate on these investments is subject to a base rate of 1-Month SOFR, which at September 30, 2022 was 6.75%
(11)

The interest rate on these investments is subject to a base rate of 1-Month LIBOR, which at September 30, 2022 was 3.14%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(12)

Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of September 30, 2022, these securities amounted to $2,548,102, or 4.7% of net assets.

(13)	The investment is considered to be the equity tranche of the issuer.
(14)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(15)	The issuer is in default of its payment obligation, or is in danger of default.
(16)	Non-income producing security.
(17)

Securities exempt from registration under 1933 Act, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $276,800 or 0.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquition Date
Amryt Pharma, PLC – Common Stock	12/7/20

(18)	Represents an affiliated issuer. Assets with a total aggregate fair value of $9,884,821, or 18.2% of net assets, were affiliated with the Company as of September 30, 2022 see Note 9.
(19)	State Street U.S. Government Money Market Fund.

Glossary

PIK	Payment-in-Kind

See Notes to Financial Statements.

NexPoint Capital, Inc.

Schedule of Investments

As of December 31, 2021

Portfolio Company(1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost(3)	Fair Value

Senior Secured Loans – 40.1%(4)
Healthcare – 38.6%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan)(5) (6)	L + 375	0.09%	2/27/2026	$2,515,096	$2,506,780	$2,500,169
BW NHHC Holdco, Inc. (First Lien Term Loan)(7)	L + 500	0.16%	5/15/2025	4,467,593	3,274,720	3,824,818
CNT Holdings I Corp (Second Lien Term Loan)(7)	L + 675	0.75%	11/16/2028	1,500,000	1,493,315	1,513,125
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)	4% Fixed		7/1/2026	333,333	333,956	330,027
Covenant Surgical Partners, Inc. (First Lien Term Loan)(5)	L + 400	0.09%	7/1/2026	1,629,539	1,632,667	1,613,375
Envision Healthcare Corp. (First Lien Term Loan)(5)	L + 375	0.09%	10/10/2025	4,580,543	3,578,822	3,700,232
NMSC Holdings, Inc. (First Lien Term Loan)(5)	L + 500	1.00%	4/19/2023	1,007,994	1,006,001	1,008,246
RxBenefits, Inc. (First Lien Term Loan)(7)	L + 500	5.25%	12/17/2027	3,211,980	3,155,476	3,222,017
Sapience Therapeutics, Inc (First Lien Term Loan) (8)(9)	8% Fixed		12/9/2023	4,000,000	4,000,000	4,000,000
Sound Inpatient Physicians (Second Lien Term Loan)(5)	L + 675	0.09%	6/26/2026	1,555,556	1,464,678	1,559,444
Wellpath Holdings, Inc. (First Lien Term Loan)(5)	L + 550	0.09%	10/1/2025	994,872	988,966	983,525

						24,254,978

Telecommunication Services – 1.5%
TerreStar Corp. (First Lien Term Loan E)(8) (9)	11% PIK		2/27/2022	729,979	729,979	729,979
TerreStar Corp. (First Lien Term Loan F)(8) (9)	11% PIK		2/28/2022	172,817	172,817	172,817
TerreStar Corp. (First Lien Term Loan G)(8) (9)	11% PIK		2/28/2022	30,875	30,875	30,875
TerreStar Corp. (First Lien Term Loan H)(8) (9)	11% PIK		2/28/2022	28,807	28,807	28,807

						962,478

Total Senior Secured Loans						25,217,456

Asset-Backed Securities – 0.6%
Financials – 0.6%
Grayson Investor Corp. (6) (8) (9) (10) (11) (12) (13)			11/1/2021	800	218,665	304,000
PAMCO CLO 1997-1A B (6) (8) (9) (10) (12) (13)				354,096	203,606	101,040

						405,040

Total Asset-Backed Securities						405,040

Corporate Bonds – 10.9%
Healthcare – 10.3%
Hadrian Merger Sub, Inc. (10)	8.500%		5/1/2026	2,728,000	2,398,666	2,819,320
Surgery Center Holdings, Inc. (6) (10)	6.750%		7/1/2025	3,630,000	3,520,855	3,661,000

						6,480,320

Media/Telecommunications – 0.6%
iHeartCommunications, Inc. (6)	6.375%		5/1/2026	115,507	313,455	119,965
iHeartCommunications, Inc. (6)	8.375%		5/1/2027	214,073	584,792	225,981

						345,946

Total Corporate Bonds						6,826,266

				Shares

Common Stocks – 29.1%
Chemicals – 0.1%
MPM Holdings, Inc. (8) (9) (14)				8,500	17,000	42,500

Energy – 1.7%
Quarternorth Energy, Inc.				11,534	981,429	1,092,846

Financials – 3.5%
American Banknote Corp. (8) (9) (14)				750,000	2,062,500	2,208,750

Healthcare – 0.7%
Amryt Pharma, PLC (6) (14) (15)				40,000	500,000	432,000

Real Estate – 12.5%
IQHQ, Inc. (8) (9)				100,000	1,500,000	1,823,000
Nexpoint Real Estate Finance, Inc. (16)				315,631	6,686,306	6,075,895

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

The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of September 30, 2022, the Adviser controls 2,549,002 total shares of common stock (or 26.2%) of the Company, including reinvestment of dividends, for a net amount of approximately $14.3 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ended December 31, 2022. The interim financial data as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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

Cash and Cash Equivalents

The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $2,173,985 and $2,811,171, respectively. As of September 30, 2022 and December 31, 2021, $1,752,448 and $2,704,193 was held in the State Street U.S. Government Money Market Fund, and $421,537 and $106,978 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash

The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Schedules of Investments for the Company, as applicable. As of September 30, 2022 and December 31, 2021, the Company did not have any securities sold short.

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

Other Fee Income

Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and nine months ended September 30, 2022, the Company recognized $0 and $0 of fee income, respectively. For the three and nine months ended September 30, 2021, the Company recognized $6,181 and $6,181 of fee income, respectively.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s valuation designee to perform the fair valuation determination for securities and other assets held by the Company. The Company determines the net asset value of its investment portfolio each quarter, or more frequently as needed. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Adviser as valuation designee, pursuant to board-approved policies and procedures. In connection with that determination, the Adviser will consider portfolio company valuations are based on relevant inputs, including indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services. Rule 2a-5 states that a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Market quotations may also not be “readily available” if a significant event occurs that causes the Adviser to believe that the market price of a security no longer represents the security’s current value at the time of the Company’s NAV determination.

With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:

•

The valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Adviser responsible for credit monitoring or independent third party valuation firms.

•	Preliminary valuation conclusions are then documented and discussed with the Valuation Committee.

•

At least once each quarter, the valuations for approximately one quarter of the portfolio investments that have been fair valued are reviewed by an independent valuation firm such that, over the course of a year, each material portfolio investment that has been fair valued shall have been reviewed by an independent valuation firm at least once.

•	Based on this information, the Adviser discusses valuations and determines the fair value of each investment in the portfolio in good faith pursuant to board-approved policies and procedures.

As of September 30, 2022, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$8,661
PAMCO CLO 1997-1A B	Asset-Backed Securities	22,806
American Banknote Corp.	Common Stocks	1,633,438
IQHQ, Inc.	Common Stocks	2,800,000
TerreStar Corp.	Common Stocks	5,067,337
Wayne Services Legacy, Inc.	Common Stocks	5,373
NexPoint Capital REIT, LLC	LLC Interests	1,163,191
SFR WLIF III, LLC	LLC Interests	424,468
US Gaming, LLC	LLC Interests	2,780,758
Apnimed, Inc.	Preferred Stocks	1,460,669
Sapience Therapeutics, Inc.	Preferred Stocks	4,614,287
Sapience Therapeutics, Inc.	Preferred Stocks	3,666,666
Auris Luxembourg III S.a.r.l.	Senior Secured Loans	1,295,997
CCS Medical, Inc.	Senior Secured Loans	3,000,000
RxBenefits, Inc.	Senior Secured Loans	3,028,380
TerreStar Corp.	Senior Secured Loans	186,503
TerreStar Corp.	Senior Secured Loans	33,320
TerreStar Corp.	Senior Secured Loans	31,088
TerreStar Corp.	Senior Secured Loans	787,785

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

As of September 30, 2022, the Company’s investments consisted of senior secured loans, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Healthcare	$—	$6,859,505	$7,324,377	$14,183,882
Telecommunication Services	—	—	1,038,696	1,038,696
Asset-Backed Securities
Financials	—	—	31,467	31,467
Corporate Bonds
Healthcare	—	2,516,635	—	2,516,635
Media/Telecommunications	—	289,680	—	289,680
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,410,994	—	1,410,994
Financials	—	—	1,633,438	1,633,438
Healthcare	276,800	—	—	276,800
Real Estate	7,215,411	—	2,800,000	10,015,411
Real Estate Investment Trusts (REITs)	1,081,751	—	—	1,081,751
Service	—	—	5,373	5,373
Telecommunication Services	—	—	5,067,337	5,067,337
LLC Interests
Consumer Products	—	—	2,780,758	2,780,758
Real Estate	—	—	1,587,659	1,587,659
Preferred Stocks
Financials	—	1,495,625	—	1,495,625
Healthcare	—	—	9,741,622	9,741,622
Warrants
Energy	—	109,553	—	109,553
Media/Telecommunications	—	23,719	—	23,719

Total Assets	$8,573,962	$12,748,211	$32,010,727	$53,332,900

	December 31, 2021
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Healthcare	$—	$20,254,978	$4,000,000	$24,254,978
Telecommunication Services	—	—	962,478	962,478
Asset-Backed Securities
Financials	—	—	405,040	405,040
Corporate Bonds
Healthcare	—	6,480,320	—	6,480,320
Media/Telecommunications	—	345,946	—	345,946
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,092,846	—	1,092,846
Financials	—	—	2,208,750	2,208,750
Healthcare	432,000	—	—	432,000
Real Estate	6,075,895	—	1,823,000	7,898,895
Real Estate Investment Trusts (REITs)	1,942,593	—	—	1,942,593
Service	—	—	5,172	5,172
Telecommunication Services	—	—	4,706,357	4,706,357
LLC Interests
Consumer Products	—	—	2,812,212	2,812,212
Real Estate	—	—	4,760,162	4,760,162
Preferred Stocks
Financials	—	1,725,000	—	1,725,000
Warrants
Energy	—	112,058		112,058
Healthcare(1)	—	—	—	—
Media/Telecommunications	—	49,004	—	49,004

Total Assets	$8,450,488	$30,102,652	$21,683,171	$60,236,311

(1)	Gemphire Therapeutics, Inc. Warrants at zero value.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2022.

Investments:	Balance as of December 31, 2021	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of September 30, 2022	Change in unrealized gain/(loss) on Level 3 securities still held at period end

Assets
Senior Secured Loans
Telecommunication Services	$962,478	$—	$—	$—	$—	$—	$(7,426)	$83,644	$—	$1,038,696	$(7,426)
Healthcare	4,000,000	4,324,377	—	12,279	—	—	77,721	2,990,000	(4,080,000)	7,324,377	77,721
Asset-Backed Securities
Financials	405,040	—	—	—	—	24,930	(339,842)	—	(58,661)	31,467	(339,842)
Common Stocks
Financials	2,208,750	—	—	—	—	—	(575,312)	—	—	1,633,438	(575,312)
Real Estate	1,823,000	—	—	—	—	(1,440)	977,000	1,501,440	(1,500,000)	2,800,000	1,300,000
Service	5,172	—	—	—	—	—	201	—	—	5,373	201
Telecommunication Services	4,706,357	—	—	—	—	—	360,980	—	—	5,067,337	360,980
LLC Interests
Consumer Products	2,812,212	—	—	—	—	—	(31,454)	—	—	2,780,758	(31,454)
Real Estate	4,760,162	—	—	—	—	(74,604)	161,386	1,215,000	(4,474,285)	1,587,659	8,743
Preferred Stocks
Healthcare	—	—	—	—	—	—	461,629	9,279,993	—	9,741,622	461,629

Total	$21,683,171	$4,324,377	$—	$12,279	$—	$(51,114)	$1,084,883	$15,070,077	$(10,112,946)	$32,010,727	$1,255,240

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2021.

Investments:	Balance as of December 31, 2020	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of September 30, 2021	Change in unrealized gain/(loss) on Level 3 securities still held at period end

Assets
Senior Secured Loans
Telecommunication Services	$861,570	$—	$—	$—	$—	$—	$—	$74,635	$—	$936,205	$—
Asset-Backed Securities
Financials	363,767	—	—	—	—	—	78,492	—	—	442,259	78,492
Common Stocks
Chemicals	—	42,500	—	—	—	—	—	—	—	42,500	—
Financials	1,125,000	—	—	—	—	—	592,500	—	—	1,717,500	592,500
Healthcare	40,405	—	—	—	—	(14,509)	(25,896)	—	—	—	(25,896)
Real Estate	1,661,000	—	—	—	—	—	—	—	—	1,661,000	—
Retail	532,642	—	—	—	—	(515,500)	586,525	—	(603,667)	—	—
Service	59,183	—	—	—	—	—	(41,987)	—	—	17,196	(41,987)
Telecommunication Services	4,630,427	—	—	—	—	—	109,613	—	—	4,740,040	109,613
LLC Interests
Consumer Products	2,070,427	—	—	—	—	—	804,213	—	—	2,874,640	804,213
Real Estate	4,236,603	—	—	—	—	—	538,516	—	—	4,775,119	538,516
Real Estate Investment Trusts (REITs)	228,215	—	—	—	(200,000)	—	(28,215)	—	—	—	(28,215)
Preferred Stocks
Real Estate Investment Trusts (REITs)	—	—	—	—	—	—	—	—	—	—	—
Warrants
Healthcare	1	—	—	—	—	—	(1)	—	—	—	(1)

Total	$15,809,240	$42,500	$—	$—	$(200,000)	$(530,009)	$2,613,760	$74,635	$(603,667)	$17,206,459	$2,027,235

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the nine months ended September 30, 2022, there were no transfers from Level 2 to Level 3. For the nine months ended September 30, 2022, there were no transfers from Level 3 to Level 2. For the nine months ended September 30, 2021, there were no transfers from Level 2 to Level 3. For the nine months ended September 30, 2021, there were no transfers from Level 3 to Level 2. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of September 30, 2022 and December 31, 2021:

Investment	Fair value at September 30, 2022	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$4,368,417	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	4.73% - 8.93% (6.83%) 5.9x - 7.90x (6.97x)
Common Stock	9,506,148	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis Net Asset Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm) Recovery Rate N/A	13.50% - 15.50% (14.50%) 2.75x - 4.00x (3.37x) $0.09 - $0.95 ($0.515) $905 75% - 100% $28
Preferred Stock	9,741,622	Transaction Indication of Value Option Pricing Model	Enterprise Value ($mm) Volatility	$56.4 - $269.7 ($180.16) 40% - 90% (65%)
Senior Secured Loans	8,363,073	Discounted Cash Flow Transaction Indication of Value	Discount Rate Broker Quote	9.75% - 11.5% (10.63%) Various
Asset-Backed Securities	31,467	Discounted Cash Flow	Discount Rate	21% - 70% (45.5%)

Total	$32,010,727

Investment	Fair value at December 31, 2021	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$7,572,374	Discounted Cash Flow Net Asset Value Multiples Analysis	Discount Rate N/A Multiple of EBITDA	1.49% - 5.43% (3.46%) N/A 6.3x - 8.2x (7.25x)
Common Stock	8,743,279	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP NAV / sh multiple Enterprise Value ($mm) Recovery Rate	14.5% - 16.5% (15.5%) 2.75x - 3.75x (3.25x) $0.09 - $0.95 ($0.52) 0.75x - 1.00x (0.875x) $841 75% - 100% (94%)
Senior Secured Loans	4,962,478	Discounted Cash Flow Transaction Indication of Value	Discount Rate Cost Price	11.00% N/A
Asset-Backed Securities	405,040	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Warrants	—	Black-Scholes Model	Volatility Assumption	181.3%

Total	$21,683,171

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

Options

The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the nine months ended September 30, 2022 and 2021, the Company did not hold options.

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

Paid-in Capital

The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the nine months ended September 30, 2022 and September 30, 2021. Selling commissions and fees of $0 and $0 were paid for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Earnings Per Share

In accordance with the provisions of ASC Topic 260— Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021

Net increase (decrease) in net assets resulting from operations	$(2,652,623)	$(18,453)	$(4,435,887)	$5,575,029
Weighted average common shares outstanding	9,882,443	10,141,588	9,940,512	10,316,029
Earnings (loss) per common share-basic and diluted	$(0.27)	$—	$(0.45)	$0.54

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

Note 3 — Investment Portfolio

The following table shows the composition of the Company’s invested assets by industry classification at fair value at September 30, 2022:

	Fair value	Percentage
Assets
Healthcare	$26,718,939	50.1%
Real Estate	11,603,070	21.8%
Telecommunication Services	6,106,033	11.4%
Financials	3,160,530	5.9%
Consumer Products	2,780,758	5.2%
Energy	1,520,547	2.9%
Real Estate Investment Trusts (REITs)	1,081,751	2.0%
Media/Telecommunications	313,399	0.6%
Chemicals	42,500	0.1%
Service	5,373	0.0%

Total Assets	$53,332,900	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2021:

	Fair value	Percentage
Assets
Healthcare	$31,167,298	51.7%
Real Estate	12,659,057	21.0%
Telecommunication Services	5,668,835	9.4%
Financials	4,338,790	7.2%
Consumer Products	2,812,212	4.7%
Real Estate Investment Trusts (REITs)	1,942,593	3.2%
Energy	1,204,904	2.0%
Media/Telecommunications	394,950	0.7%
Chemicals	42,500	0.1%
Service	5,172	0.0%

Total Assets	$60,236,311	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of September 30, 2022:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$15,173,384	$12,405,495	23.2%
Senior Secured Loans - Second Lien	2,971,517	2,817,083	5.3%
Asset-Backed Securities	388,541	31,467	0.1%
Corporate Bonds	3,342,368	2,806,315	5.3%
Common Stocks	17,600,444	19,533,604	36.6%
LLC Interests	3,666,111	4,368,417	8.2%
Preferred Stocks	11,029,993	11,237,247	21.1%
Warrants	74,284	133,272	0.2%

Total Assets	$54,246,642	$53,332,900	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2021:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$21,439,866	$22,144,887	36.7%
Senior Secured Loans - Second Lien	2,957,993	3,072,569	5.1%
Asset-Backed Securities	422,271	405,040	0.7%
Corporate Bonds	6,817,768	6,826,266	11.3%
Common Stocks	14,308,512	18,329,113	30.4%
LLC Interests	7,000,000	7,572,374	12.6%
Preferred Stocks	1,750,000	1,725,000	2.9%
Warrants	74,284	161,062	0.3%

Total Assets	$54,770,694	$60,236,311	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at September 30, 2022:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$31,467	0.1%
Luxembourg(1)	1,295,997	2.4%
United Kingdom(1)	276,800	0.5%
United States	51,728,636	97.0%

Total Assets	$53,332,900	100.0%

(1)	Investment denominated in USD.

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2021:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$405,040	0.7%
Great Britain(1)	432,000	0.7%
Luxembourg(1)	2,500,169	4.1%
United States	56,899,102	94.5%

Total Assets	$60,236,311	100.0%

(1)	Investment denominated in USD.

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

For the three and nine months ended September 30, 2022, the Company incurred investment advisory fees payable to the Adviser of $254,995 and $836,626, respectively. For the three and nine months ended September 30, 2021, the Company incurred investment advisory fees payable to the Adviser of $291,857 and $900,559, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.

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

For the three and nine months ended September 30, 2022, the Company incurred $0 and recognized a reduction $0 of incentive fees on capital gains, respectively. For the three and nine months ended September 30, 2021, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of September 30, 2022.

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

For the three and nine months ended September 30, 2022, the Company incurred administration fees payable to the Adviser of $55,480 and $171,815, respectively. For the three and nine months ended September 30, 2021, the Company incurred administration fees payable to the Adviser of $61,568 and $183,308, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Organization and Offering Costs

Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and nine months ended September 30, 2022 and September 30, 2021, the Adviser did not incur or pay organization costs on our behalf.

Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2022, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

For the three and nine months ended September 30, 2022, the Company recorded an expense relating to director fees of $4,421 and $12,134, respectively. For the three and nine months ended September 30, 2021, the Company recorded an expense relating to director fees of $4,695 and $13,460, respectively, which represents the allocation of the director fees to the Company. As of September 30, 2022, there were no expenses payable relating to director fees.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of September 30, 2022 is $980,257. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of September 30, 2022, June 30,2022 and March 31, 2022, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
September 30, 2022	$678,333	$392,955	$285,378	$124,667	September 30, 2025
June 30, 2022	$434,019	$273,308	$160,711	$98,950	June 30, 2025
March 31, 2022	$211,896	$150,135	$61,761	$61,761	March 31, 2025

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2019	$1,098,789	$951,520	$147,269	$50,130	December 31, 2022
September 30, 2019	849,345	752,206	97,139	—	Expired
June 30, 2019	586,411	471,855	114,556	—	Expired
March 31, 2019	295,177	256,213	38,964	—	Expired

During the three and nine months ended September 30, 2022, $0 and $97,139, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

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

Net Increase from Amounts Committed by Affiliates

For the three and nine months ended September 30, 2022 and September 30, 2021, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the net asset value (“NAV”) as of September 30, 2022 would have been lower by approximately this amount.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser

As of September 30, 2022 and December 31, 2021, $124,667 and $95,458 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.

As of September 30, 2022 and December 31, 2021, the Company owed $310,475 and $378,587, respectively, to the Adviser, largely related to advisory fees, and administration fees.

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

Uncertainty in Income Taxes

The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the nine months ended September 30, 2022 and September 30, 2021, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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

The Company conducted its quarterly tender offer for the third quarter of 2022 from August 19, 2022, until expiration of September 19, 2022 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the third quarter tender offer, 195,785 shares of the Company were tendered for repurchase, constituting approximately 1.98% of the Company’s outstanding shares.

For the nine months ended September 30, 2022, the Company repurchased 0 shares as part of its death and disability repurchase program.

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

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2022.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2022, the Company had no unfunded debt commitments.

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

Note 9 — Affiliated Investments

Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of September 30, 2022:

Affiliated investments	Shares at December 31, 2021	Fair value as of December 31, 2021	Transfers in (at cost)	Purchases	Sales	Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of September 30, 2022	Shares at September 30, 2022	Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,173	$1,942,593	$—	$17,648	$—	$—	$(878,490)	$1,081,751	23,409	$26,624

NexPoint Capital REIT, LLC	—	—	—	1,215,000	—	—	(51,809)	1,163,191	100	—

NexPoint Real Estate Finance, Inc.	315,631	6,075,895	—	3,274,285	—	—	(2,134,769)	7,215,411	481,670	722,504

SFR WLIF III, LLC	1,651,112	1,563,916	—	—	(1,200,000)	—	60,552	424,468	451,112	23,573

SFR WLIF II, LLC	3,348,888	3,196,246	—	1	(3,274,285)	(74,604)	152,642	—	—	—

Total affiliated investments	5,338,804	$12,778,650	$—	$4,506,934	$(4,474,285)	$(74,604)	$(2,851,874)	$9,884,821	956,291	$772,701

(1)	Denotes SFR II’s LLC Interests conversion into NREF common shares.

Note 10 — Financial Highlights

Selected data for a share outstanding throughout the nine months ended September 30, 2022 and September 30, 2021 is as follows:

	For the Nine Months Ended September 30, 2022 (Unaudited)	For the Nine Months Ended September 30, 2021 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$6.32	$6.13
Income from investment operations:
Net investment income(1)	0.17	0.19
Net realized and unrealized gain (loss)	(0.62)	0.35

Total from investment operations	(0.45)	0.54

Less distribution declared to common shareholders:
From net investment income	(0.27)	(0.27)

Total distributions declared to common shareholders	(0.27)	(0.27)

Capital share transaction
Issuance of common stock(2)	—	—
Shares tendered(1)	—	—

Net asset value, end of period	$5.60	$6.40
Net asset value total return(3)(4)	(7.33)%	8.89%

Ratio and supplemental data:
Net assets, end of period (in 000’s)	$54,423	$64,218
Shares outstanding, end of period	9,717,788	10,037,423
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses(5)	3.76%	3.68%
Fees and expenses waived or reimbursed(5)	(0.62)%	(0.41)%
Net operating expenses(5)	3.14%	3.27%
Net investment income (loss) before fees waived or reimbursed(5)	3.04%	3.52%
Net investment income (loss) after fees waived or reimbursed(5)	3.67%	3.93%
Portfolio turnover rate(4)	14%	7%
Asset coverage ratio	—%	—%
Weighted average commission rate paid(6)	$—	$—

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

Effective July 12, certain Skyview personnel became dual-employees of NexPoint Services, Inc., a wholly-owned subsidiary of the Investment Adviser. The same services are being performed by the dual-employees. The Investment Adviser, and not the Company, will compensate all Investment Adviser, Skyview, and dual-employee personnel who provide services to the Company.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of September 30, 2022, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $14.3 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of September 30, 2022, are $980,257. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein. The following table reflects the 2022 quarterly fee waivers and expense reimbursements due from the Adviser as of September 30, 2022, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
September 30, 2022	$678,333	$392,955	$285,378	$124,667	September 30, 2025
June 30, 2022	434,019	$273,308	$160,711	$98,950	June 30, 2025
March 31, 2022	211,896	$150,135	$61,761	$61,761	March 31, 2025

The following table reflects the 2021 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2021, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2021	$892,640	$597,379	$295,261	$94,762	December 31, 2024
September 30, 2021	664,052	$463,553	$200,499	$68,134	September 30, 2024
June 30, 2021	436,866	$304,501	$132,365	$68,919	June 30, 2024
March 31, 2021	220,126	$156,680	$63,446	$63,446	March 31, 2024

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2019	$1,098,789	$951,520	$147,269	$50,130	December 31, 2022
September 30, 2019	849,345	752,206	97,139	—	Expired
June 30, 2019	586,411	471,855	114,556	—	Expired
March 31, 2019	295,177	256,213	38,964	—	Expired

During the three and nine months ended September 30, 2022, $0 and $97,139 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and nine months ended September 30, 2022, and September 30, 2021:

During the nine months ended September 30, 2022, we made long investments in portfolio companies and other investments totaling $8,148,175. During the same period, we generated proceeds from sales and principal repayments on long investments of

$9,358,593. As of September 30, 2022, our investment portfolio, with a total fair value of $53.3 million, consisted of 38 interests in portfolio companies (calculated as a percentage of total invested assets: 23.3% in first lien senior secured loans, 5.3% in second lien senior secured loans, 5.3% in corporate bonds, 0.1% in asset-backed securities, 0.2% in warrants, 36.6% in common stock, 21.1% in preferred stock, and 8.2% in LLC interests). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 94.33% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 3.03% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2022, and September 30, 2021:

Net Investment Activity	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Purchases	$1,440	$8,148,175
Payment-in-kind	29,338	164,117
Sales and Principal Repayments	(2,485)	(9,358,593)

Net Portfolio Activity	$(28,293)	$(1,046,301)

Net Investment Activity	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Purchases	$3,762,375	$4,164,636
Payment-in-kind	25,832	74,634
Sales and Principal Repayments	(2,474,849)	(10,274,204)

Net Portfolio Activity	$(1,313,358)	$(6,034,934)

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$—	0.0%	$2,910,000	35.7%
Senior Secured Loans—Second Lien	—	0.0%	—	0.0%
Corporate Bonds	—	0.0%	—	0.0%
Preferred Stocks	—	0.0%	5,199,993	63.8%
LLC Interests	—	0.0%	15,000	0.2%
Warrants	—	0.0%	—	0.0%
Common Stocks	1,440	100.0%	23,182	0.3%

Total Investment Activity	$1,440	100.0%	$8,148,175	100.0%

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$2,004,544	53.28%	$2,337,877	56.14%
Senior Secured Loans—Second Lien	—	0.0%	—	0.0%
Corporate Bonds	—	0.0%	—	0.0%
Preferred Stocks	1,750,000	46.51%	1,750,000	42.02%
LLC Interests	—	0.0%	—	0.0%
Warrants	—	0.0%	53,420	1.28%
Common Stocks	7,830	0.21%	23,339	0.56%

Total Investment Activity	$3,762,374	100.0%	$4,164,636	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2022, and December 31, 2021:

September 30, 2022
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$15,173,384	$12,405,495	23.2%
Senior Secured Loans — Second Lien	2,971,516	2,817,083	5.3%
Asset-Backed Securities	388,541	31,467	0.1%
LLC Interests	3,666,112	4,368,417	8.2%
Corporate Bonds	3,342,368	2,806,315	5.3%
Common Stocks	17,600,444	19,533,604	36.6%
Preferred Stocks	11,029,993	11,237,247	21.1%
Warrants	74,284	133,272	0.2%

Total Invested Assets	$54,246,642	$53,332,900	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2021
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$21,439,866	$22,144,887	36.7%
Senior Secured Loans — Second Lien	2,957,993	3,072,569	5.1%
Asset-Backed Securities	422,271	405,040	0.7%
LLC Interests	7,000,000	7,572,374	12.6%
Corporate Bonds	6,817,768	6,826,266	11.3%
Common Stocks	14,308,512	18,329,113	30.4%
Preferred Stocks	1,750,000	1,725,000	2.9%
Warrants	74,284	161,062	0.3%

Total Invested Assets	$54,770,694	$60,236,311	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Number of Investments	38	39
% Variable Rate (based on fair value)	73%	63%
% Non-Income Producing Equity or Other Investments (based on fair value)	28%	21%
Weighted Average Cost Price of Investments (as a % of par or stated value)	94.33%	92.95%
Weighted Average Credit Rating of Investments that were Rated	Caa2	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.1%	0.3%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2022, and December 31, 2021:

	September 30, 2022		December 31, 2021
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$6,106,032	11.4%	$5,668,835	9.4%
Broadly Syndicated – Public	3,004,811	5.6%	394,950	0.6%
Middle-Market	41,682,617	78.2%	53,767,486	89.3%
Opportunistic/Other	2,539,440	4.8%	405,040	0.7%

Total Invested Assets	$53,332,900	100.0%	$60,236,311	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2022, and December 31, 2021:

	September 30, 2022		December 31, 2021
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	$42,500	0.1%
Consumer Products	2,780,758	5.2%	2,812,212	4.7%
Energy	1,520,547	2.9%	1,204,904	2.0%
Financials	3,160,530	5.9%	4,338,790	7.2%
Healthcare	26,718,939	50.1%	31,167,298	51.7%
Media/Telecommunications	313,399	0.6%	394,950	0.7%
Real Estate Investment Trusts (REITs)	1,081,751	2.0%	1,942,593	3.2%
Real Estate	11,603,070	21.8%	12,659,057	21.0%
Service	5,373	0.0%	5,172	0.0%
Telecommunication Services	6,106,033	11.4%	5,668,835	9.4%

Total Invested Assets	$53,332,900	100.0%	$60,236,311	100.0%

As of September 30, 2022, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, Inc., NexPoint Capital, REIT, SFR WLIF III, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of September 30, 2022, and December 31, 2021, 54.9% and 51.7% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Sapience Therapeutics, Inc.: As of September 30, 2022, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.3 million. We did not hold preferred shares as of December 31, 2021 but held convertible promissory notes with an aggregate fair value of $4 million which converted in 2022. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.

RXBenefits, Inc.: As of September 30, 2022, and December 31, 2021, we held first lien senior secured loans of RXBenefits, Inc. with an aggregate fair value of $3.0 million and $3.2 million, respectively. RXBenefits, Inc. is a pharmacy benefits optimization platform that serves primarily the small and mid-sized employer market and provides a more curated and competitive pharmacy benefits marketplace for its employer customer base.

CCS Medical, Inc.: As of September 30, 2022, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million. We did not hold any such investments as of December 31, 2021. CCS Medical, Inc. provides direct-to-home delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.

Hadrian Merger Sub, Inc.: As of September 30, 2022, and December 31, 2021, we held corporate bonds of Hadrian Merger Sub, Inc. with an aggregate fair value of $2.5 million and $2.8 million, respectively. Hadrian Merger Sub, Inc’s parent, Heartland Dental is a leading dental support organization in the United States and provides non-clinical administrative support services. As of September 30, 2022, the company supported more than 2,400 doctors in more than 1,600 supported dental offices across 38 states.

Covenant Surgical Partners, Inc..: As of September 30, 2022, and December 31, 2021, we held first lien senior secured loans of Covenant Surgical Partners, Inc. with an aggregate fair value of $1.5 million and $1.6 million, respectively. Covenant Physician Partners is a physician services company that partners with leading healthcare providers across the country to grow thriving practices and centers. As of September 30, 2022, the company delivered physician services to nearly 1,735 associates and physicians in 20 states.

Results of Operations for the three and nine months ended September 30, 2022, and September 30, 2021

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

Expenses

For the three and nine months ended September 30, 2022, we had total net operating expenses of $437,984 or $0.04 per share and $1,432,111 or $0.14 per share, respectively. For the three and nine months ended September 30, 2021, we had total net operating expenses of $527,218 or $0.05 and $1,603,762 or $0.16 per share, respectively. Base management fees attributed to the Adviser were $254,995 and $836,626 for the three and nine months ended September 30, 2022. Base management fees attributed to the Adviser were $291,857 and $900,559 for the three and nine months ended September 30, 2021. Our expenses include administrative services expenses attributed to the Adviser of $55,480 and $171,815 for the three and nine months ended September 30, 2022, respectively. Administrative services expenses attributed to the Adviser were $61,568 and $183,308 for the three and nine months ended September 30, 2021, respectively.

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

Our other expenses subject to the Expense Limitation Agreement for three and nine months ended September 30, 2022, were $239,622 and $678,333, respectively, and consisted of the following:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Audit and tax fees	$44,074	$123,991
Legal fees	13,459	53,658
Custodian and accounting service fees	78,412	232,701
Reports to stockholders	21,930	60,644
Stock transfer fee	53,802	156,065
Directors’ fees	4,421	12,134
Other expenses	23,524	39,140

Total	$239,622	$678,333

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

Net Investment Income

We earned net investment income of $555,608 or $0.06 per share, and $1,675,987 or $0.17 per share, for the three and nine months ended September 30, 2022, respectively. We earned net investment income of $846,923 or $0.08 per share, and $1,925,632 or $0.19 per share, for the three and nine months ended September 30, 2021, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $43,767 and $9,358,593 during the three and nine months ended September 30, 2022, respectively, from which we realized a net gains/(losses) of $2,056 and $267,485 respectively. We had sales or principal repayments of $3,762,375 and $10,274,204 during the three and nine months ended September 30, 2021, respectively, from which we realized a net gains/(losses) of $(4,198,825) and $(4,047,315) respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended September 30, 2022, and September 30, 2021, the net change in unrealized appreciation (depreciation) on investments totaled $(3,210,287) or $(0.32) per share, and $3,333,449 or $0.32 per share, respectively. For the nine months ended September 30, 2022, and September 30, 2021, the net change in unrealized appreciation (depreciation) on investments totaled $($6,379,359) or $(0.64) per share, and $7,696,712 or $0.75 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2022, was primarily driven by the performance of NexPoint Real Estate Finance, Inc. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2021, was primarily driven by the performance of American Banknote Corp. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2022, was primarily driven by the performance of Envision Healthcare Corp. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2021, was primarily driven by the performance of NexPoint Real Estate Finance, Inc.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three and nine months ended September 30, 2022, and September 30, 2021. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of September 30, 2022, would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2022, and September 30, 2021, the net increase/(decrease) in net assets resulting from operations was $(4,435,798) or $(0.45) per share, and $5,575,09 or $0.54 per share, respectively.

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Income	$3,108,098	$3,529,394
Net expenses	(1,432,111)	(1,603,762)
Net realized gain/(loss)	267,485	(4,047,315)
Net unrealized appreciation (depreciation)	(6,379,359)	7,696,712
Net increase from amounts committed by affiliates	—	—

Total	$(4,435,887)	$5,575,029

For the three months ended September 30, 2022, and September 30, 2021, the net increase/(decrease) in net assets resulting from operations was $(2,652,623) or $(0.27) per share, and $(18,453) or $(0.00) per share, respectively.

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Income	$993,592	$1,374,141
Net expenses	(437,984)	(527,218)
Net realized gain/(loss)	2,056	(4,198,825)
Net unrealized appreciation (depreciation)	(3,210,287)	3,333,449
Net increase from amounts committed by affiliates	—	—

Total	$(2,652,623)	$(18,453)

Financial Condition, Liquidity and Capital Resources

As of September 30, 2022, and December 31, 2021, we had cash and cash equivalents of $2,173,985 and $2,811,171, respectively. As of September 30, 2022, and December 31, 2021, $1,752,448 and $2,704,193 was held in the State Street U.S. Government Money Market Fund, and $421,537 and $106,978 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of September 30, 2022, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $14.3 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the nine months ended September 30, 2022, and September 30, 2021, respectively, and were offset against capital in excess of par value on the financial statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2022 and December 31, 2021, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the nine months ended September 30, 2022, and September 30, 2021, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of September 30, 2022.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and nine months ended September 30, 2022, and September 30, 2021, the Company did not distribute in excess of net investment income.

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

For the nine months ended September 30, 2022, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
9/30/2022	$0.090	$874,461	$—
6/30/2022	0.090	887,710	298,766
3/31/2022	0.090	892,680	301,212
1/2/2022(2)	—	—	306,152

Total	$0.270	$2,654,851	$906,130

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.

For the year ended December 31, 2021, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
12/31/2021(3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,406
1/2/2021(2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.

For the year ended December 31, 2020, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)
12/31/2020(2)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020(2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2020 Dividend was reinvested in January 2021.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•	In aggregate as of September 30, 2022, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $14.3 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of September 30, 2022, would have been lower. These payments are not recoupable by the Adviser.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s valuation designee to perform the fair valuation determination for securities and other assets held by the Company. Pursuant to board approved policies and procedures, the Adviser, or its designee, is responsible for determining in good faith the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination. Rule 2a-5 states that a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Market quotations may also not be “readily available” if a significant event occurs that causes the Adviser to believe that the market price of a security no longer represents the security’s current value at the time of the Company’s NAV determination.

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

•	Preliminary valuation conclusions are then documented and discussed with the Valuation Committee.

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

•	Based on this information, the Adviser discusses valuations and determines the fair value of each investment in the portfolio in good faith pursuant to board-approved policies and procedures.

As of September 30, 2022, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$8,661
PAMCO CLO 1997-1A B	Asset-Backed Securities	22,806
American Banknote Corp.	Common Stocks	1,633,438
IQHQ, Inc.	Common Stocks	2,800,000
TerreStar Corp.	Common Stocks	5,067,337
Wayne Services Legacy Inc.	Common Stocks	5,373
NexPoint Capital REIT, LLC	LLC Interests	1,163,191
SFR WLIF III, LLC	LLC Interests	424,468
US GAMING LLC	LLC Interests	2,780,758
Apnimed, Inc.	Preferred Stocks	1,460,669
Sapience Therapeutics, Inc.	Preferred Stocks	4,614,287
Sapience Therapeutics, Inc.	Preferred Stocks	3,666,666
Auris Luxembourg III S.a.r.l.	Senior Secured Loans	1,295,997
CCS Medical, Inc.	Senior Secured Loans	3,000,000
RX Benefits, Inc.	Senior Secured Loans	3,028,380
TerreStar Corp.	Senior Secured Loans	787,785
TerreStar Corp.	Senior Secured Loans	186,503
TerreStar Corp.	Senior Secured Loans	33,320
TerreStar Corp.	Senior Secured Loans	31,088

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and nine months ended September 30, 2022, and September 30, 2021, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to September 30, 2022, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three and nine months ended September 30, 2022, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three and nine months ended September 30, 2021, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three and nine months ended September 30, 2022, the Company capitalized $0 and $0 of offering costs, respectively. For the three and nine months ended September 30, 2021, the Company capitalized $0 and $0 of offering costs, respectively. Of the capitalized offering costs, $0 and $0 were amortized to expense during the three and nine months ended September 30, 2022, respectively. Of the capitalized offering costs, $0 and $0 were amortized to expense during the three and nine months ended September 30, 2021. As of September 30, 2022 and September 30, 2021, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2022, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of September 30, 2022, 73% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of September 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	75,946	—	75,946
Up 100 basis points	151,892	—	151,892
Up 200 basis points	303,784	—	303,784
Up 300 basis points	455,676	—	455,676

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

NEXPOINT CAPITAL, INC.

Date: November 14, 2022	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: November 14, 2022	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer