Form 10-K
period 2022-12-31
NexPoint Capital, Inc.
filed 2023-03-27
CIK 1588272

UNITED STATES
SECURITIES
AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
established
market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in February 14, 2018 and the final offering price was $10.75. Since the registrant closed its public offering it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $5.72 per share. As of December 31, 2022, the Registrant had 9,677,593 shares of common stock, $0.001 par value, outstanding.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form
10-K
are incorporated by reference into Part III of this Annual Report on Form
10-K

PART I
Item 1. Business.
Organization
NexPoint Capital, Inc. (the “Company”), which may also be referred to as “we,” “us,” or “our,” incorporated on September 30, 2013 (inception date) as a Delaware limited liability company. The Company is an externally managed, non-diversified,
closed-end
management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an investment company and accordingly follows the Investment Company accounting and reporting guidance under Topic 946 of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”),
Financial Services—Investment Companies
. The Company’s investment objective is to generate current income and capital appreciation primarily through investments in middle-market healthcare companies, middle-market companies in non-healthcare
sectors, syndicated floating rate debt of large public and nonpublic companies and collateralized loan obligations (“CLOs”). The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and intends each year to qualify and be treated as such.
The Company issued 21,739.13 LLC units to NexPoint Advisors, L.P. (the “Adviser”) on May 27, 2014 (initial fund-raising date), at $9.20 per share for $200,000 in total proceeds. On June 10, 2014, the Company converted to a Delaware corporation, NexPoint Capital, Inc. As part of the conversion to a Delaware corporation, the member of the Company converted 21,739.13 LLC units into 21,739.13 shares of the Company’s common stock, representing an equivalent price of $9.20 per share based on the fair value of the assets contributed by the Adviser in connection with the formation of the Company, as determined by the board of directors (the “Board”) at the time of the conversion.
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
As a result of the private placement to the Adviser and its affiliates, the Company successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base investment advisory fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of December 31, 2022, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $14.1 million.
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
As of December 31, 2022, our investment portfolio, with a total fair value of $53.3 million, consisted of 39 positions in portfolio companies (calculated as a percentage of investments: 21.7% in first lien senior secured loans, 5.0% in second lien senior secured loans, 5.1% in corporate bonds, 0.0% in asset-backed securities, 0.3% in warrants, 36.6% in common stock, 22.5% in preferred stocks and 8.8% in LLC interests. As of December 31, 2022, the debt investments in our portfolio carry a weighted average cost price of 94.17% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 3.51% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.
Recent Developments
On January 5, 2023, the Board of the Company declared a cash distribution of $0.09 per share of the Company’s common stock, par value $0.001 per share, payable on January 23, 2023, to the stockholders of record on December 31, 2022.

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
Investments in Middle-Market
Non-Healthcare
Companies
In response to elevated inflation, the Federal Reserve (the “Fed”) has raised Fed Funds from effectively zero at the start of 2022 to over 4.25% by year-end
and commenced with Quantitative Tightening by reducing its balance sheet after two years of growth. We believe that higher interest rates will make it more difficult for middle-market companies in all sectors to raise debt and equity capital. Furthermore, the capital requirements of business in many sectors will be enormous in coming years as companies catch up on delayed capital spending and make required investments to adapt to structural economic changes brought on by
COVID-19.
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
Investment Process Overview
Sourcing
. We believe that identifying middle-market companies that represent attractive debt investment opportunities requires a different sourcing network than is required for investments in larger companies. Whereas larger companies typically hire an investment bank to help develop marketing materials and run a financing process involving a large number of potential lenders to ensure pricing is determined by the market, middle-market companies typically do not have the resources to hire large financial advisers or investment banks. While these lending opportunities are far less competitive, they are more difficult to source.
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
Due Diligence
. We believe it is critical to conduct extensive due diligence on investment targets, and in evaluating new investments. We, through our Adviser, will conduct a rigorous due diligence process that draws from our Adviser’s investment experience, industry expertise and network of contacts. Our Adviser intends to conduct extensive due diligence and perform thorough credit analysis on each potential portfolio company investment. In conducting due diligence, we expect that our Adviser will use publicly available information and private information provided by borrowers, their financial sponsors and their advisers. Our Adviser expects to use its relationships with former and current management teams, consultants, competitors, bankers, private equity firms and investment bankers to gain further insights into businesses and industries, generally, and our potential portfolio companies, specifically.
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
Structuring Originations
. Our Adviser’s team has substantial expertise in structuring and documenting loans originated to middle-market companies. Our Adviser works with outside counsel to structure loans with strong creditor protections and contractual controls over borrower operations. Our Adviser works to obtain extensive operating and financial covenants, detailed reporting requirements, governance rights and board seats to protect our investment while allowing the borrower the necessary flexibility to successfully execute its business plan. We believe that our Adviser’s extensive experience allows it to anticipate issues and maximize our potential recovery upon the occurrence of adverse events, and our Adviser is able to seek to structure our loan and credit documentation to protect us from risks identified in the due diligence process. Our Adviser also evaluates the broader capital structure of the borrower to ensure that we have strong rights as compared to other participants in the borrower’s capital structure.
Portfolio Management and Monitoring
. We actively monitor and manage our portfolio with regard to individual company performance as well as general market conditions. Investment decisions on new originations generally include an analysis of the impact of the new loan on our broader portfolio, including a
“top-down”
assessment of portfolio structure and risk exposure. This assessment includes a review of portfolio concentration by issuer, industry, geography and type of credit as well as an evaluation of our portfolio’s exposure to macroeconomic factors and cyclical trends.
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
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations to the extent that we are permitted to engage in such hedging transactions without registering with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and each may be changed without stockholder approval.
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
under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. In addition, each code of ethics is attached as an exhibit to the registration statement of which this prospectus is a part and is available on the EDGAR Database on the SEC’s Internet site at
http://www.sec.gov
. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov.

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

•
Authorized Employees of the Adviser and Its Affiliates
. It is our policy that only authorized employees of the Adviser and its affiliates with a legitimate business need for the information will have access to it.

•
Service Providers
. We may disclose your personal information to companies that provide services on our behalf, such as record keeping, processing your trades, and mailing you information. These companies are required to protect your information and use it solely for the purpose for which they received it.

•
Courts and Government Officials
. If required by law, we may disclose your personal information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.

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
We are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities as determined by the Adviser, as the Company’s valuation designee.

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
An outbreak of respiratory disease caused by a novel coronavirus was first detected in China in December 2019 and subsequently spread globally
(“COVID-19”).
This coronavirus has resulted and may continue to result in the closing of borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general anxiety and economic uncertainty.
The impact of this coronavirus may be short-term or may last for an extended period of time and has resulted in and may continue to result in a substantial economic downturn. Health crises caused by outbreaks of disease, such as the coronavirus, may exacerbate other pre-existing
political, social and economic risks. This impact of this outbreak, and other epidemics and pandemics that may arise in the future, could continue to negatively affect the global economy, as well as the economies of individual countries, individual companies and the market in general in significant and unforeseen ways. For example, a widespread health crisis such as a global pandemic could cause substantial market volatility, exchange trading suspensions and closures, and impact the Company’s ability to complete repurchase requests. Any such impact could adversely affect the Company’s performance, the performance of the securities in which the Company invests, lines of credit available to the Company and may lead to losses on your investment in the Company. In addition, the increasing interconnectedness of markets around the world may result in many markets being affected by events or conditions in a single country or region or events affecting a single or small number of issuers.
The United States responded to the coronavirus pandemic and resulting economic distress with fiscal and monetary stimulus packages, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed in late March 2020. The CARES Act provides for over $2.2 trillion in resources to small businesses, state and local governments, and individuals adversely impacted by the
COVID-19
pandemic. Further, in March 2021, the government passed the American Rescue Plan Act of 2021, a $1.9 trillion stimulus bill to accelerate the United States’ recovery from the economic and health effects of the
COVID-19
pandemic. In addition, in
mid-March
2020, the Fed cut interest rates to historically low levels and announced a new round of quantitative easing, including purchases of corporate and municipal government bonds. The Fed also enacted various programs to support liquidity operations and funding in the financial markets, including expanding its reverse repurchase agreement operations, which added $1.5 trillion of liquidity to the banking system; establishing swap lines with other major central banks to provide dollar funding; establishing a program to support money market funds; easing various bank capital buffers; providing funding backstops for businesses to provide bridging loans for up to four years; and providing funding to help credit flow in asset-backed securities markets. In addition, the Fed extended credit to small- and medium-sized
businesses. As the Fed “tapers” or reduces the amount of securities it purchases pursuant to quantitative easing, and/or if the Fed raises the federal funds rate, there is a risk that interest rates will rise, which could expose fixed-income and related markets to heightened volatility and could cause the value of a fund’s investments, and the fund’s NAV, to decline, potentially suddenly and significantly. As a result, the Company may experience high redemptions and, as a result, increased portfolio turnover, which could increase the costs that the Company incurs and may negatively impact the Company’s performance. There is no assurance that the U.S. government’s support in response to
COVID-19
economic distress will offset the adverse impact to securities in which the Company may invest and future governmental support is not guaranteed.
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
Uncertainties surrounding the sovereign debt of a number of European Union (EU) countries and the viability of the EU have disrupted and may in the future disrupt markets in the United States and around the world. If one or more countries leave the EU or the EU dissolves, the world’s securities markets likely will be significantly disrupted. On January 31, 2020, the UK left the EU, commonly referred to as “Brexit,” and the UK ceased to be a member of the EU. Following a transition period during which the EU and the UK Government engaged in a series of negotiations regarding the terms of the UK’s future relationship with the EU, the EU and the UK Government signed an agreement on December 30, 2020 regarding the economic relationship between the UK and the EU. This agreement became effective on a provisional basis on January 1, 2021 and formally entered into force on May 1, 2021.. While the full impact of Brexit is unknown, Brexit has already resulted in volatility in European and global markets. There remains significant market uncertainty regarding Brexit’s ramifications, and the range of potential outcomes of possible political, regulatory, economic, and market outcomes are difficult to predict. This uncertainty may affect other countries in the EU and elsewhere, and may cause volatility within the EU, triggering prolonged economic downturns in certain countries within the EU. Despite the influence of the lockdowns, and the economic bounce back, Brexit has had a material impact on the UK’s economy. Additionally, trade between the UK and the EU did not benefit from the global rebound in trade in 2021, and remained at the very low levels experienced at the start of the novel coronavirus
(COVID-19)
pandemic in 2020, highlighting Brexit’s potential long-term effects on the UK economy. In addition, Brexit may create additional and substantial economic stresses for the UK, including a contraction of the UK economy and price volatility in UK stocks, decreased trade, capital outflows, devaluation of the British pound, wider corporate bond spreads due to uncertainty and declines in business and consumer spending as well as foreign direct investment. Brexit may also adversely affect
UK-based
financial firms that have counterparties in the EU or participate in market infrastructure (trading venues, clearing houses, settlement facilities) based in the EU. Additionally, the spread of the novel coronavirus (COVID-19)

pandemic is likely to continue to stretch the resources and deficits of many countries in the EU and throughout the world, increasing the possibility that countries may be unable to make timely payments on their sovereign debt. These events and the resulting market volatility may have an adverse effect on the performance of the Company.
Political and military events, including in Russia, North Korea, Venezuela, Iran, Ukraine, Syria, and other areas of the Middle East, and nationalist unrest in Europe and South America, also may cause market disruptions. As a result of continued political tensions and armed conflicts, including the Russian invasion of Ukraine commencing in February of 2022, the extent and ultimate result of which are unknown at this time, the United States and the EU, along with the regulatory bodies of a number of countries, have imposed economic sanctions on certain Russian corporate entities and individuals, and certain sectors of Russia’s economy, which may result in, among other things, the continued devaluation of Russian currency, a downgrade in the country’s credit rating, and/or a decline in the value and liquidity of Russian securities, property or interests. These sanctions could also result in the immediate freeze of Russian securities and/or funds invested in prohibited assets, impairing the ability of the Company to buy, sell, receive or deliver those securities and/or assets. These sanctions or the threat of additional sanctions could also result in Russia taking counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities. The United States and other nations or international organizations may also impose additional economic sanctions or take other actions that may adversely affect Russia-exposed issuers and companies in various sectors of the Russian economy. Any or all of these potential results could lead Russia’s economy into a recession. Economic sanctions and other actions against Russian institutions, companies, and individuals resulting from the ongoing conflict may also have a substantial negative impact on other economies and securities markets both regionally and globally, as well as on companies with operations in the conflict region, the extent to which is unknown at this time. The United States and the EU have also imposed similar sanctions on Belarus for its support of Russia’s invasion of Ukraine. Additional sanctions may be imposed on Belarus and other countries that support Russia. Any such sanctions could present substantially similar risks as those resulting from the sanctions imposed on Russia, including substantial negative impacts on the regional and global economies and securities markets.
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

Additional Common Stock.
The Board may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within 12 months prior to such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of the Board, closely approximates the fair value of such securities as determined by the Adviser, as the Company’s valuation designee. We also may conduct rights offerings at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing additional common stock or senior securities convertible into, or exchangeable for, our common stock, the ownership percentage of our stockholders at that time would decrease, and our stockholders may experience dilution.
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
As of December 31, 2022, the Company did not utilize any leverage.
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
Beginning in March 2022, the U.S. Federal Reserve (the “Fed”) began increasing interest rates and has signaled the potential for further increases. It is difficult to accurately predict the pace at which the Fed will increase interest rates any further, or the timing, frequency or magnitude of any such increases, and the evaluation of macro-economic and other conditions could cause a change in approach in the future. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, particularly since our strategy includes investments in floating rate loans. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to
Pre-
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
Many of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, the fair value of these securities will be determined by the Adviser in good faith as described elsewhere in this annual report. In connection with that determination, investment professionals from our Adviser will provide portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our Adviser’s investment professionals in our valuation process, could result in a conflict of interest as the management fee paid to our Adviser is based, in part, on our consolidated gross assets.
Many of our portfolio investments will be recorded at fair value as determined in good faith by the Adviser, as the Company’s valuation designee. As a result, there will be uncertainty as to the value of our portfolio investments.
Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Adviser, as the Company’s valuation designee pursuant to Board approved policies and procedures including to reflect significant events affecting the value of our securities. As discussed in more detail under “Discussion of Operating Plans — Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are expected to be classified as Level 3 under ASC Topic 820, Fair Value Measurement. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments requires significant management judgment or estimation.
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
nature of consensus pricing and/or

quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of one or more independent service providers to review the valuation of these securities periodically. The types of factors that the Adviser may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the determination of fair value and thus the amount of unrealized losses we may incur in any year, is, to a degree, subjective, in that it is based on unobservable inputs and certain assumptions. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
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
In particular, effective August 19, 2022 (the “Compliance Date”), Rule
18f-4
under the 1940 Act (the “Derivatives Rule”) replaced the asset segregation regime of Investment Company Act Release No. 10666 (Release 10666) with a new framework for the use of derivatives by registered funds. As of the Compliance Date, the Securities and Exchange Commission (“SEC”) rescinded Release 10666 and withdrew no-action
letters and similar guidance addressing a fund’s use of derivatives and began requiring funds to satisfy the requirements of the Derivatives Rule. As a result, on or after the Compliance Date, the Company will no longer engage in “segregation” or “coverage” techniques with respect to derivatives transactions and will instead comply with the applicable requirements of the Derivatives Rule.

The Derivatives Rule mandates that a fund adopt and/or implement:
(i) value-at-risk
limitations (VaR); (ii) a written derivatives risk management program; (iii) new Board oversight responsibilities; and (iv) new reporting and recordkeeping requirements. In the event that a fund’s derivative exposure is 10% or less of its net assets, excluding certain currency and interest rate hedging transactions, it can elect to be classified as a limited derivatives user (Limited Derivatives User) under the Derivatives Rule, in which case the fund is not subject to the full requirements of the Derivatives Rule. Limited Derivatives Users are excepted from VaR testing, implementing a derivatives risk management program, and certain Board oversight and reporting requirements mandated by the Derivatives Rule. However, a Limited Derivatives User is still required to implement written compliance policies and procedures reasonably designed to manage its derivatives risks.
The Derivatives Rule also provides special treatment for reverse repurchase agreements, similar financing transactions and unfunded commitment agreements. Specifically, a fund may elect whether to treat reverse repurchase agreements and similar financing transactions as “derivatives transactions” subject to the requirements of the Derivatives Rule or as senior securities equivalent to bank borrowings for purposes of Section 18 of the Investment Company Act of 1940. In addition, when-issued or forward settling securities transactions that physically settle within
35-days
are deemed not to involve a senior security. Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this prospectus and may shift our investment focus from the areas of expertise of our Adviser to other types of investments in which our Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
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
Mezzanine Loans
. Our mezzanine investments will generally be subordinated to senior loans and will generally be unsecured. This may result in greater risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash
income as described above under “Risk Factors—Risks Relating to our Business and Structure—We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” Since we generally will not receive any substantial repayments of principal prior to the maturity of our mezzanine debt investments, such investments are riskier than amortizing loans. We can offer no assurance that the proceeds, if any, from sales of collateral securing other loans of a portfolio company would be sufficient to satisfy our unsecured obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
We expect in the future to invest in securities that are rated below investment grade by rating agencies or that may be rated below investment grade if they were so rated. Below investment grade securities, which are often referred to as ‘junk bonds,’ are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.
Derivative Transactions
. We may invest without limitation in warrants and may also use derivatives, primarily swaps (including equity, variance and volatility swaps), options and futures contracts on securities, interest rates, commodities and/or currencies, as substitutes for direct investments the Company can make. We may also use derivatives such as swaps, options (including options on futures), futures, and foreign currency transactions (e.g., foreign currency swaps, futures and forwards) to any extent deemed by the Adviser to be in the best interest of the Company, and to the extent permitted by the 1940 Act, to hedge various investments for risk management and speculative purposes (collectively, “Derivative Transactions”). We may use any or all types of Derivative Transactions which we are authorized to use at any time; no particular strategy will dictate the use of one type of Derivative Transaction rather than another, as use of any authorized Derivative Transaction will be a function of numerous variables, including market conditions. Derivative Transactions involve certain risks and special considerations. Risks of Derivative Transactions include the imperfect correlation between the value of such instruments and the underlying assets, the possible default of the other party to the transaction or illiquidity of the derivative instruments. Furthermore, the ability to successfully use Derivative Transactions depends on the Adviser’s ability to predict pertinent market movements. Because many derivatives are “leveraged,” and thus provide significantly more market exposure than the money paid or deposited when the transaction is entered into, a relatively small adverse market movement may not only result in the loss of the entire investment, but may also expose the Company to the possibility of a loss exceeding the original amount invested. Thus, the use of Derivative Transactions may result in losses greater than if they had not been used, may require the Company to sell or purchase portfolio securities at inopportune times or for prices other than current market values, may limit the amount of appreciation the Company can realize on an investment or may cause the Company to hold a security that it might otherwise sell. The use of foreign currency transactions can result in the Company incurring losses as a result of the imposition of exchange controls, the suspension of settlements or the inability of the Company to deliver or receive a specified currency. Additionally, amounts paid by the Company as premiums and cash or other assets held in margin accounts with respect to Derivative Transactions are not otherwise available to the Company for investment purposes.
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
In addition, as noted above, the SEC adopted the Derivatives Rule in October 2020, which introduces a new framework for the use by registered investment companies of derivatives and many related instruments.

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
The lack of liquidity in our investments may adversely affect our business
.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Adviser under our valuation policy and process. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2022:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column
Common Stock	200,000,000	—	9,677,593
Preferred Stock	25,000,000	—	—
As of December 31, 2022, we had
1,549
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
Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 8, 2014	652,174	$9.20	0
March 31, 2016	3,232	8.55	3,232
December 31, 2016	4,169	9.24	4,169
March 31, 2017	58,893	9.59	58,893
June 30, 2017	23,441	9.59	23,441
September 30, 2017	37,284	9.36	37,284
December 31, 2017	10,820	9.52	10,820
March 31, 2018	73,736	9.89	73,736
June 30, 2018	142,605	9.69	142,605

September 30, 2018	73,877	9.61	73,877
December 31, 2018	183,934	8.75	183,934
March 31, 2019	125,146	8.51	125,146
June 30, 2019	71,112	8.69	71,112
September 30, 2019	127,126	8.58	127,126
December 31, 2019	131,082	8.41	131,082
March 31, 2020	49,418	4.88	49,418
June 30, 2020	45,916	5.87	45,916
September 30, 2020	51,384	6.09	51,384
December 31, 2020	77,523	6.16	77,523
March 31, 2021	263,285	6.31	263,285
June 30, 2021	214,460	6.38	214,460
September 30, 2021	119,019	6.55	119,019
December 31, 2021	131,229	6.36	131,229
March 31, 2022	85,999	6.40	85,999
June 30, 2022	102,662	6.02	102,662
September 30, 2022	195,785	5.94	195,785
December 31, 2022	94,263	5.73	94,263
For the years ended December 31, 2022, 2021, 2020, and 2019, the Company did not repurchase any shares as part of its death and disability program. For the year ended December 31, 2018, the Company also repurchased 3,752 shares as part of its death and disability program. For the year ended December 31, 2016, the Company also repurchased 15,553 shares as part of its death and disability program. For the years ended December 31, 2017, 2015 and 2014, the Company did not repurchase any shares as part of its death and disability program.
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
On a quarterly basis, we will send information to all stockholders of record regarding distributions paid to our stockholders in such quarter.
Please see below for a table detailing the dividends paid for the year ended December 31, 2022:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2022 (3)	$0.090	$870,980	$—
9/30/2022	0.090	874,461	303,070
6/30/2022	0.090	887,710	298,766
3/31/2022	0.090	892,680	301,212
1/2/2022 (2)	—	—	306,152

Total	$0.360	$3,525,831	$1,209,200

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.
3	The December 2022 Dividend was reinvested in January 2023.
Please see below for a table detailing the dividends paid for the year ended December 31, 2021:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2021 (3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,405
1/2/2021 (2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.
3	The December 2021 Dividend was reinvested in January 2022.
Please see below for a table detailing the dividends paid for the year ended December 31, 2020:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2020 (3)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020 (2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
3	The December 2020 Dividend was reinvested in January 2021

Please see below for a table detailing the dividends paid for the year ended December 31, 2019:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	626,130	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019 (2)	—	—	456,444

Total	$0.720	$7,512,670	$4,823,663

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.
3	The December 2019 Dividend was reinvested in January 2020.
Please see below for a table detailing the dividends paid for the year ended December 31, 2018:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested (2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2018 Dividend was reinvested in January 2019.

Please see below for a table detailing the dividends paid for the year ended December 31, 2017:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

1	For the current period, there were no dividends classified as a return of capital.
Please see below for a table detailing the dividends paid for the year ended December 31, 2016:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/28/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
11/2/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/30/2016	0.055	277,907	200,860
6/29/2016 (2)	0.055	255,731	190,535
6/1/2016 (3)	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,2503

1	For the current period, there were no dividends classified as a return of capital.
2	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
3	Beginning in May 2016, we began declaring dividends weekly.

Please see below for a table detailing the dividends paid for the year ended December 31, 2015:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/31/2015	$0.058	$155,396	$139,260
11/30/2015	0.058	147,122	137,008
10/30/2015	0.058	141,377	134,845
9/30/2015	0.058	134,498	130,315
8/31/2015	0.058	128,773	124,959
7/31/2015	0.058	125,195	122,496
6/30/2015	0.058	117,215	115,203
5/29/2015	0.058	114,540	112,647
4/30/2015	0.058	108,525	107,595
3/31/2015	0.058	104,842	104,543
2/27/2015	0.058	100,082	100,044
1/30/2015	0.050	69,054	69,022

Total	$0.688	$1,446,619	$1,397,937

1	Of the total dividends shown, $262,760 was classified as a return of capital.

Item 6.	Selected Financial Data
The following selected financial data for the years ended December 31, 2022, 2021, 2020, 2019, and 2018 is derived from our financial statements, which have been audited by Cohen & Company, Ltd. for the years ended 2022, 2021 and 2020 and PricewaterhouseCoopers, LLP (“PwC”) for the years ended 2019 and 2018, our independent registered public accounting firms. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form
10-K.

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Statements of operations data:
Total investment income	$3,692,613	$4,097,859	$4,813,182	$7,847,493	$7,568,407
Expenses
Total expenses	2,280,589	2,469,693	2,593,741	4,838,086	4,300,176
Expenses waived or reimbursed by the Advisor	(377,594)	(295,261)	(349,488)	(147,269)	(427,420)

Net expenses	1,902,995	2,174,432	2,244,253	4,690,817	3,872,756

Net investment income	1,789,618	1,923,427	2,568,929	3,156,676	3,695,651
Net realized gain (loss) on investments, securities sold short and total return swaps	329,081	(3,479,546)	(27,366,934)	389,680	2,844,449
Net change in unrealized appreciation (depreciation) on investments, securities sold short and total return swaps	(6,183,873)	7,262,262	3,898,727	5,644,539	(12,749,374)
Net increase from amounts committed by affiliates	—	—	—	—	—

Net increase (decrease) in net assets resulting from operations	$(4,065,174)	$5,706,143	$(20,899,278)	$9,190,895	$ (6,209,274)

Distributions to stockholders:
Net investment income	$(1,526,458)	$(3,633,179)	$(4,409,400)	$(7,512,670)	$ (7,600,778)
Realized gains	—	—	—	—	—
Return of capital	$(1,999,373)	—	—	—	—

Total distributions to stockholders	(3,525,831)	(3,633,179)	(4,409,400)	(7,512,670)	(7,600,778)
Per share information—basic and diluted:
Net increase (decrease) in net assets resulting from operations (1)	$ (0.41)	$0.56	$ (1.98)	$0.88	$ (0.60)

Balance sheet data:
Total assets	$55,251,877	$64,587,103	$65,784,836	$130,697,027	$125,482,590

Total net assets	$53,694,167	$62,938,908	$64,190,472	$88,935,553	$86,310,963

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We were formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014. We are an externally managed, closed-end,
non-diversified
management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC (Regulated Investment Company) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) with retroactive effect to the date we elected to be treated as a BDC. As a BDC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.
NexPoint Advisors, L.P. (the “Adviser”), which serves as the adviser of the Company, is registered with the SEC as an adviser under the Advisers Act. Under the general supervision of our board of directors (the “Board”) the Adviser will carry out the investment and reinvestment of the net assets of the Company, will furnish continuously an investment program with respect to the Company, and determine which securities should be purchased, sold or exchanged. In addition, the Adviser will supervise and provide oversight of the Company’s service providers.
The Adviser has also entered into a Services Agreement with Skyview Group (“Skyview”), effective February 25, 2021, pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser will compensate all Adviser and Skyview personnel who provide services to the Company.
Effective July 12, 2022, certain Skyview personnel became dual-employees of NexPoint Services, Inc., a wholly-owned subsidiary of the Adviser. The same services are being performed by the dual-employees. The Adviser, and not the Company, will compensate all Adviser, Skyview, and dual-employee personnel who provide services to the Company.
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
Public Offering
As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of December 31, 2022, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $14.1 million. In February 2018, we closed our continuous public offering of shares of common stock.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of December 31, 2022, are $1,022,343. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.
The following table reflects the 2022 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2022, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2022	$913,273	$535,679	$377,594	$92,216	December 31, 2025
September 30, 2022	678,333	392,955	285,378	124,667	September 30, 2025
June 30, 2022	434,019	273,308	160,711	98,950	June 30, 2025
March 31, 2022	211,896	150,135	61,761	61,761	March 31, 2025
The following table reflects the 2021 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2021, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2021	$892,640	$597,379	$295,261	$94,762	December 31, 2024
September 30, 2021	664,052	463,553	200,499	68,134	September 30, 2024
June 30, 2021	436,866	304,501	132,365	68,919	June 30, 2024
March 31, 2021	220,126	156,680	63,446	63,446	March 31, 2024
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
During the year ended December 31, 2022, $147,269 of expense reimbursements that were eligible for recoupment by the Adviser expired.
There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2023 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.
Portfolio Investment Activity for the years ended December 31, 2022, 2021 and 2020

During the year ended December 31, 2022, we made long investments in portfolio companies and other investments totaling $9,519,074. During the same period, we generated proceeds from sales and principal repayments on long investments of $11,143,514. As of December 31, 2022, our investment portfolio, with a total fair value of $53.3 million, consisted of 39 positions in portfolio companies (calculated as a percentage of investments: 21.7% in first lien senior secured loans, 5.0% in second lien senior secured loans, 5.1% in corporate bonds, 0.0% in asset-backed securities, 0.3% in warrants, 36.6% in common stock, 22.5% in preferred stocks and 8.8% in LLC interests. As of December 31, 2022, the debt investments in our portfolio carry a weighted average cost price of 94.17% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 3.51% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity. As of December 31, 2022, there were no positions held in the TRS.
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
Total Portfolio Activity
The following tables present selected information regarding our portfolio investment activity for the years ended December 31, 2022, 2021 and 2020:

Net Investment Activity	December 31, 2022	December 31, 2021	December 31, 2020
Purchases	$9,519,074	$8,119,981	$54,511,342
Proceeds from Securities Sold Short	—	—	—
Payment-in-kind	193,003	100,908	400,250
Purchases of Securities Sold Short	—	—	—
Sales and Principal Repayments	(11,143,514)	(17,408,129)	(72,368,347)

Net Portfolio Activity	$(1,431,437)	$(9,187,240)	$(17,456,755)

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$3,485,000	36.6%	$5,335,151	65.7%	$27,159,682	49.7%
Senior Secured Loans—Second Lien	—	0.0%	—	0.0%	6,299,722	11.6%
Corporate Bonds – Senior Unsecured	—	0.0%	—	0.0%	4,842,635	8.9%
Equities	34,088	0.4%	1,013,533	12.5%	3,583,987	6.6%
LLC Interests	—	0.0%	—	0.0%	6,312,618	11.6%
Mortgage-Backed-Securities	—	0.0%	—	0.0%	—	0.0%
Closed-End Mutual Funds	—	0.0%	—	0.0%	—	0.0%
Preferred Stocks	5,999,986	63.0%	1,750,000	21.6%	—	0.0%
Warrants	—	0.0%	21,297	0.2%	—	0.0%

Total Investments	$9,519,074	100.0%	$8,119,981	100.0%	$54,511,342	100.0%
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2022 and December 31, 2021:

December 31, 2022
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$14,645,107	$11,575,822	21.7%
Senior Secured Loans — Second Lien	2,976,056	2,652,371	5.0%
Asset-Backed Securities	388,541	7,036	0.0%
LLC Interests	3,666,112	4,689,242	8.8%
Corporate Bonds	3,358,783	2,704,917	5.1%
Common Stocks	17,100,444	19,514,684	36.6%
Preferred Stock	11,829,986	11,967,910	22.5%
Warrants	74,284	181,733	0.3%

Total Invested Assets	$54,039,313	$53,293,715	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2021
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$21,439,866	$22,144,887	36.7%
Senior Secured Loans — Second Lien	2,957,993	3,072,569	5.1%
Asset-Backed Securities	422,271	405,040	0.7%
LLC Interests	7,000,000	7,572,374	12.6%
Corporate Bonds	6,817,768	6,826,266	11.3%
Common Stocks	14,308,512	18,329,113	30.4%
Preferred Stock	1,750,000	1,725,000	2.9%
Warrants	74,284	161,062	0.3%

Total Invested Assets	$54,770,694	$60,236,311	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2022, and December 31, 2021:

	December 31, 2022	December 31, 2021
Number of Investments	39	39
% Variable Rate (based on fair value)	71%	63%
% Non-Income Producing Equity or Other Investments (based on fair value)	27%	21%
Weighted Average Cost Price of Investments (as a % of par or stated value)	94.17%	92.95%
Weighted Average Credit Rating of Investments that were Rated	Caa1	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.0%	0.3%
Portfolio Composition by Strategy and Industry
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2022, and December 31, 2021:

	December 31, 2022		December 31, 2021
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$6,183,456	11.6%	$5,668,835	9.4%
Broadly Syndicated – Public	2,561,915	4.8%	394,950	0.6%
Middle-Market	42,133,492	74.4%	53,767,486	89.3%
Opportunistic/Other	2,414,852	5.1%	405,040	0.7%

Total Invested Assets	$53,293,715	100.0%	$60,236,311	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2022, and December 31, 2021:

	December 31, 2022		December 31, 2021
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	$42,500	0.1%
Consumer Products	3,088,750	5.8%	2,812,212	4.7%
Energy	1,752,941	3.3%	1,204,904	2.0%
Financials	3,180,161	6.0%	4,338,790	7.2%
Healthcare	26,101,074	49.0%	31,167,298	51.7%
Media/Telecommunications	310,563	0.6%	394,950	0.7%
Real Estate Investment Trusts (REITs)	1,018,779	1.9%	1,942,593	3.2%
Real Estate	11,613,222	21.8%	12,659,057	21.0%
Retail	—	0.0%	—	0.0%

Service	2,268	0.0%	5,172	0.0%
Telecommunication Services	6,183,457	11.6%	5,668,835	9.4%
Manufacturing	—	0.0%	—	0.0%

Total Invested Assets	$53,293,715	100.0%	$60,236,311	100.0%

As of December 31, 2022, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, Inc., NexPoint Capital REIT, LLC, SFR WLIF III, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.
Summary Description of Portfolio Companies/Investments
As of December 31, 2022, and December 31, 2021, 53.5% and 51.7% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:
Healthcare Investments
Sapience Therapeutics, Inc.:
As of December 31, 2022, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.3 million. We did not hold preferred shares as of December 31, 2021 but held convertible promissory notes with an aggregate fair value of $4 million which converted in 2022. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.
CCS Medical, Inc.:
As of December 31, 2022, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million. We did not hold any such investments as of December 31, 2021. CCS Medical, Inc. provides direct-to-home
delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.
Apnimed
, Inc.: As of December 31, 2022, we held preferred shares of Apnimed Inc, with an aggregate fair value of $2.3 million. We did not hold preferred shares as of December 31, 2021. Apnimed, Inc. is a clinical-stage pharmaceutical company focused on developing oral pharmacologic therapies for the treatment of obstructive sleep apnea (OSA) and related disorders. Apnimed’ s lead development program targets the neurologic control of upper airway muscles to maintain an open airway during sleep.
RXBenefits, Inc.:
As of December 31, 2022, and December 31, 2021, we held first lien senior secured loans of RXBenefits, Inc. with an aggregate fair value of $1.9 million and $3.2 million, respectively. RXBenefits, Inc. is a pharmacy benefits optimization platform that serves primarily the small and mid-sized
employer market and provides a more curated and competitive pharmacy benefits marketplace for its employer customer base.
CNT Holdings I Corp
.: As of December 31, 2022, and December 31, 2021, we held second lien senior secured loans of CNT Holdings I Corp., with an aggregate fair value of $1.4 million and $1.5 million, respectively. CNT Holdings I Corp. is a subsidiary of
1-800
CONTACTS Inc.
1-800
CONTACTS Inc., is the largest direct to customer distributers of contact lenses in the United States and has expanded to provide online prescription renewals, glasses, lens replacements and other services.
Results of Operations for the years ended December 31, 2022, 2021, and 2020
Revenues
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
Expenses
For the years ended December 31, 2022, 2021, and 2020, respectively, we had total net operating expenses of $1,902,995 or $0.19 per share, $2,174,432 or $0.21 per share, $2,244,253 or $0.21 per share. Our operating expenses include base management fees attributed to the Adviser of $1,096,487, $1,220,044, and $1,192,535 for the year ended December 31, 2022, 2021, and 2020. Of these amounts, $0, $0, and $0 were voluntarily waived. Our expenses also include administrative services expenses attributed to the Adviser of $226,948, $244,754, and $245,534 for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Our other expenses subject to the Expense Limitation Agreement for years ended December 31, 2022, 2021, and 2020 were $913,273, $892,640, and $989,447, and consisted of the following:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Audit and tax fees	$167,864	$168,254	$223,648
Legal fees	53,658	72,441	81,141
Custodian and accounting service fees	311,050	307,438	312,199
Reports to stockholders	82,721	75,060	82,492
Stock transfer fee	209,866	208,251	248,563
Directors’ fees	18,170	17,781	20,123
Other expenses	69,944	43,415	21,281

Total	$913,273	$892,640	$989,447

In addition, cumulatively from inception through June 10, 2016, the Adviser voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.
Please refer to the Expense Limitation section above for further details on expense reimbursements.
Net Investment Income
We earned net investment income of $1,789,618 or $0.18 per share, $1,923,427 or $0.19 per share, $2,568,929 or $0.24 per share for the years ended December 31, 2022, 2021, and 2020, respectively.
Net Realized Gains or Losses
We had sales or principal repayments of $11,143,514, $17,408,129, and $72,368,347, during the years ended December 31, 2022, 2021, and 2020, respectively, from which we realized net gains(losses) of $329,081, $(3,479,546), and $(20,436,938), respectively. Additionally, during the year ended December 31, 2022, 2021, and 2020, we realized gains(losses) on total return swaps of $0, $0 and $(6,929,996), respectively.
Net Change in Unrealized Appreciation (Depreciation) on Investments
For the years ended December 31, 2022, 2021, and 2020, the net change in unrealized appreciation (depreciation) on investments totaled $(6,183,873) or $(0.63) per share, $7,262,262 or $0.71 per share, and $1,153,685 or $0.11 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2022, was primarily driven by the performance of America Banknote Corporation Common Stock, NexPoint Real Estate Finance, Inc. Common Stock and the Enterprise Merger Sub Term Loan. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2021 was primarily driven by the performance of TerreStar Corp. Common Stock, NexPoint Residential Trust, Inc. Common Stock and the US Gaming LLC Interests. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2020 was primarily driven by the performance of TerreStar Corp. Common Stock, BW NHHC Holdco, Inc. Senior Secure Loan and the Advantage Sales & Marketing, Inc. Second Lien Term Loan.
Net Increase from Payment from Affiliates
For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the years ended December 31, 2022, 2021 and 2020. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of December 31, 2022 would have been lower. These payments are shown in the Statements of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2022, 2021 and 2020, the net increase/(decrease) in net assets resulting from operations was $(4,065,174) or $(0.41) per share, $5,706,143 or $0.56 per share, and $(20,899,278) or $(1.98) per share, respectively.

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Income	$3,692,613	$4,097,859	$4,813,182
Expenses	(1,902,995)	(2,174,432)	(2,244,253)
Net Realized Gain/(Loss)	329,081	(3,479,546)	(27,366,934)
Net Unrealized Appreciation (Depreciation)	(6,183,873)	7,262,262	3,898,727
Net increase from amounts committed by affiliates	—	—	—

Total	$(4,065,174)	$5,706,143	$(20,899,278)

Financial Condition, Liquidity and Capital Resources
As of December 31, 2022, and December 31, 2021, we had cash and cash equivalents of $1,629,846 and $2,811,171, respectively. As of December 31, 2022, and December 31, 2021, $1,420,428 and $2,704,193 was held in the State Street U.S. Government Money Market Fund, and $209,418 and $106,978 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.
In aggregate as of December 31, 2022, the Adviser controls 2,549,002 total shares, including reinvestment of dividends, for a net amount of approximately $14.1 million.
The sales commissions and dealer manager fees related to the sale of our common stock were $0, $0, and $0, for the years ended December 31, 2022, 2021, and 2020 and were offset against capital in excess of par value on the financial statements.
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
On April 15, 2020, the Financing Arrangement was paid down and closed. As of December 31, 2022, and December 31, 2021, $0 and $0, respectively, were outstanding under the Financing Arrangement.

For the years ended December 31, 2022, 2021, and 2020, the components of total interest expense were as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Direct interest expense	$—	$—	$176,711
Commitment fees	—	—	(204)
Amortization of financing costs	—	—	—

Total	$—	$—	$176,707

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
Contractual Obligations and
Off-Balance
Sheet Arrangements
We may become a party to financial instruments with
off-balance
sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2022 and December 31, 2021, we had no outstanding commitments to fund investments.
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
The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the years ended December 31, 2022 and December 31, 2011, the Company incurred $0 and $0 of incentive fees on capital gains, respectively Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of December 31, 2022.
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
On June 24, 2020, the Board of Directors approved a change in its dividend and capital gains distribution schedule from monthly distributions to quarterly distributions, effective immediately. The first quarterly distribution was paid on October 12, 2020 to shareholders of record as of September 30, 2020. For the year ended December 31, 2022, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2022 (3)	$0.090	$870,980	$—
9/30/2022	0.090	874,461	303,070
6/30/2022	0.090	887,710	298,766
3/31/2022	0.090	892,680	301,212
1/2/2022 (2)	—	—	306,152

Total	$0.360	$3,525,831	$1,209,200

1	Of the total dividends shown, $1,999,373 was classified as a return of capital.
2	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.
3	The December 2022 Dividend was reinvested in January 2023.
For the year ended December 31, 2021, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2021 (3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,405
1/2/2021 (2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.
3	The December 2021 Dividend was reinvested in January 2022.
For the year ended December 31, 2020, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2020 (3)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020 (2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
3	The December 2020 Dividend was reinvested in January 2021

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•
In aggregate as of December 31, 2022, the Adviser controls 2,549,002 total shares of the common stock of the Company, including reinvestment of dividends, for a net amount of approximately $14.1 million.

•
Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of December 31, 2022, would have been lower. These payments are not recoupable by the Adviser.

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

Pursuant to Rule
2a-5
under the 1940 Act, the Board has designated the Adviser as the Company’s valuation designee to perform the fair valuation determination for securities and other assets held by the Company. Pursuant to board approved policies and procedures, the Adviser, is responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination. Rule
2a-5
states that a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Market quotations may also not be “readily available” if a significant event occurs that causes the Adviser to believe that the market price of a security no longer represents the security’s current value at the time of the Company’s NAV determination.
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

•	Based on this information, the Adviser discusses valuations and determines the fair value of each investment in our portfolio in good faith pursuant to board-approved policies and procedures.
As of December 31, 2022, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$7,023
PAMCO CLO 1997-1A B	Asset-Backed Securities	13
American Banknote Corp.	Common Stocks	1,732,500
IQHQ, Inc.	Common Stocks	2,359,000
Terrestar Corp.	Common Stocks	5,114,214
Wayne Services Legacy Inc.	Common Stocks	2,269
NexPoint Capital REIT, LLC	LLC Interests	1,176,024
SFR WLIF III, LLC	LLC Interests	424,468
US Gaming, LLC	LLC Interests	3,088,750
Apnimed, Inc.	Preferred Stocks	1,499,989
Apnimed, Inc.	Preferred Stocks	799,994
Sapience Therapeutics, Inc.	Preferred Stocks	4,549,525
Sapience Therapeutics, Inc.	Preferred Stocks	3,677,777
Carestream Health, Inc.	Senior Secured Loans	511,483
CCS Medical, Inc.	Senior Secured Loans	3,000,000
Terrestar Corp.	Senior Secured Loans	810,953
Terrestar Corp.	Senior Secured Loans	191,988
Terrestar Corp.	Senior Secured Loans	34,300

Instrument	Type	Fair Value
Terrestar Corp.	Senior Secured Loans	32,002
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
Organization Costs
Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the year ended December 31, 2022, 2021, and 2020, the Adviser did not incur any organization costs on our behalf.
Offering Costs
Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the years ended December 31, 2022, 2021 and 2020, the Adviser incurred offering costs of $0, $0, and $0, respectively, on our behalf. For the years ended December 31, 2022, 2021 and 2020, the Company capitalized $0, $0, and $0, respectively, of offering costs. Of the capitalized offering costs, $0, $0, and $0 were amortized to expense during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, and December 31, 2021, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.
Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2022, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
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
Assuming that the Statement of Assets and Liabilities as of December 31, 2022, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	73,180	—	73,180
Up 100 basis points	146,361	—	146,361
Up 200 basis points	292,721	—	292,721
Up 300 basis points	439,082	—	439,082
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

Item 8.	Financial Statements and Supplementary Data
NexPoint Capital, Inc.
Statements of Assets and Liabilities

	December 31, 2022	December 31, 2021
Assets
Unaffiliated investments, at fair value (cost of $41,687,079 and $42,376,505, respectively)	$43,020,714	$47,457,661
Affiliated investments, at fair value (cost of $12,324,892 and $12,394,189, respectively) (1)	10,273,001	12,778,650
Cash and cash equivalents	1,629,846	2,811,171
Receivable for investments sold	—	990,537
Dividends and interest receivable	220,194	440,404
Receivable from Adviser (2)	92,216	95,458
Prepaid expenses	15,905	13,222

Total assets	55,251,876	64,587,103

Liabilities
Payable for investments purchased	—	301,369
Payable to Adviser (2)	314,993	378,587
Accrued expenses and other liabilities	371,736	72,178
Distributions payable	870,980	896,061

Total liabilities	1,557,709	1,648,195

Commitments and contingencies (3)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 9,677,593 and 9,956,228 shares issued and outstanding, respectively)	9,678	9,956
Paid-in capital in excess of par	86,949,376	91,135,719
Distributable earnings (accumulated loss)	(33,264,887)	(28,206,767)

Total net assets	$53,694,167	$62,938,908

Net asset value per share of common stock	$5.55	$6.32

(1)	See Note 10 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 4 and Note 8 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.
Statements of Operations

	For the Year Ended December 31,
	2022	2021	2020
Investment income:
Interest	$2,178,971	$3,070,371	$3,288,205
Interest paid-in-kind	193,003	100,908	400,250
Dividend income from unaffiliated investments	645,582	17,848	50,318
Dividend income from affiliated investments (1)	675,057	904,081	965,874
Other fee income	—	4,651	108,535

Total investment income	3,692,613	4,097,859	4,813,182
Expenses:
Investment advisory fees (2)	1,096,487	1,220,044	1,192,535
Custodian and accounting service fees	311,050	307,438	312,199
Administration fees (2)	226,948	244,754	245,534
Stock transfer fee	209,866	208,251	248,563
Audit and tax fees	167,864	168,254	223,648
Other expenses	113,825	155,670	10,799
Reports to stockholders	82,721	75,060	82,492
Legal fees	53,658	72,441	81,141
Directors’ fees (2)	18,170	17,781	20,123
Interest expense and commitment fees (3)	—	—	176,707

Total expenses	2,280,589	2,469,693	2,593,741
Expenses (waived) or recouped by the Adviser (2)	(377,594)	(295,261)	(349,488)

Net expenses	1,902,995	2,174,432	2,244,253

Net investment income	1,789,618	1,923,427	2,568,929
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	66,517	(4,090,996)	(18,985,829)
Affiliated investments (1)	262,564	611,450	(1,451,109)
Total return swaps (4)	—	—	(6,929,996)
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	(3,747,521)	5,494,097	2,832,982
Affiliated investments (1)	(2,436,352)	1,768,165	(1,679,297)
Total return swaps (4)	—	—	2,745,042

Net realized and unrealized gains (losses)	(5,854,792)	3,782,716	(23,468,207)

Net increase (decrease) in net assets resulting from operations	(4,065,174)	5,706,143	(20,899,278)

Per share information - basic and diluted per common share
Net investment income:	$0.18	$0.19	$0.24
Earnings (loss) per share:	$(0.41)	$0.56	$(1.98)
Weighted average shares outstanding:	9,893,732	10,254,666	10,525,271

(1)	See Note 10 for a discussion of affiliated inve stments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 7 for a discussion of credit facility.
(4)	See Note 7 for a discussion of total return swaps.

See Notes to
Finan
cial Statements

NexPoint Capital, Inc.
Statements of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2019	10,425,431	$10,425	$93,412,260	$(4,487,132)	$88,935,553
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	2,568,929	2,568,929
Net realized gain (loss) on investments	—	—	—	(20,436,938)	(20,436,938)
Net realized gain (loss) on total return swaps (1)	—	—	—	(6,929,996)	(6,929,996)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,153,685	1,153,685
Net change in unrealized appreciation (depreciation) (1)	—	—	—	2,745,042	2,745,042
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(224,241)	(224)	(1,300,939)	—	(1,301,163)
Reinvestment of common stock	273,978	274	1,864,486	—	1,864,760
Distributions to stockholders from net investment income	—	—	—	(4,409,400)	(4,409,400)

Total increase (decrease) for the year ended December 31, 2020	49,737	50	563,547	(25,308,678)	(24,745,081)

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(1,621,021)	1,621,021	—
Balance at December 31, 2020	10,475,168	$10,475	$92,354,786	$(28,174,789)	$64,190,472

Distributions to stockholders per share	—	$—	$—	$0.42	$0.42

(1)	See Note 7 for a discussion on Total Return Swaps.

See Notes to Financial Statements

NexPoint Capital, Inc.
Statements of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2020	10,475,168	$10,475	$92,354,786	$(28,174,789)	$64,190,472
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,923,427	1,923,427
Net realized gain (loss) on investments	—	—	—	(3,479,546)	(3,479,546)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	7,262,262	7,262,262
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(727,993)	(728)	(4,643,041)	—	(4,643,769)
Reinvestment of common stock	209,053	209	1,319,032	—	1,319,241
Distributions to stockholders from net investment income	—	—	—	(3,633,179)	(3,633,179)

Total increase (decrease) for the year ended December 31, 2021	(518,940)	(519)	(3,324,009)	2,072,964	(1,251,564)

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	2,104,942	(2,104,942)	—
Balance at December 31, 2021	9,956,228	$9,956	$91,135,719	$(28,206,767)	$62,938,908

Distributions to stockholders per share	—	$—	$—	$0.36	$0.36

See Notes to Financial Statements

NexPoint Capital, Inc.
Statements of Changes in Net Assets

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at December 31, 2021	9,956,228	$9,956	$91,135,719	$(28,206,767)	$62,938,908
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,789,618	1,789,618
Net realized gain (loss) on investments	—	—	—	329,081	329,081
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,183,873)	(6,183,873)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(478,708)	(478)	(2,862,458)	—	(2,862,936)
Reinvestment of common stock	200,073	200	1,209,000	—	1,209,200
Distributions to stockholders from net investment income	—	—	—	(1,526,458)	(1,526,458)
Distributions to stockholders from return of capital	—	—	(1,999,373)	—	(1,999,373)

Total increase (decrease) for the year ended December 31, 2022	(278,635)	(278)	(3,652,831)	(5,591,632)	(9,244,741)

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(533,512)	533,512	—
Balance at December 31, 2022	9,677,593	$9,678	$86,949,376	$(33,264,887)	$53,694,167

Distributions to stockholders per share	—	$—	$—	$0.36	$0.36

See Notes to Financial Statements

NexPoint Capital, Inc.
Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$(4,065,174)	$5,706,143	$(20,899,278)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(9,519,074)	(8,119,981)	(54,511,342)
Payment-in-kind investments	(193,003)	(100,908)	(400,250)
Proceeds from sales and principal repayments of investment securities	11,143,514	17,408,129	72,368,347
Net realized (gain) loss on Unaffiliated investments	(66,517)	4,090,996	18,985,829
Net realized (gain) loss on Affiliated investments	(262,564)	(611,450)	1,451,109
Net change in unrealized (appreciation) depreciation on investments	6,183,873	(7,262,262)	(1,153,685)
Net change in unrealized (appreciation) depreciation on total return swaps	—	—	(2,745,042)
Amortization of premium/discount, net	(343,633)	(972,220)	(980,931)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	990,537	(990,537)	—
(Increase) decrease in dividends and interest receivable	220,210	(155,192)	756,893
(Increase) decrease in receivable from Adviser	3,242	6,084	(51,412)
(Increase) decrease in prepaid expenses	(2,683)	(13,222)	12,208
(Increase) decrease in due from counterparty	—	—	21,400,000
Increase (decrease) in payable for investments purchased	(301,369)	301,369	(2,533,314)
Increase (decrease) in payable to Adviser	(63,594)	(44,950)	(146,916)
Increase (decrease) in interest expense and commitment fees payable	—	—	(80,207)
Increase (decrease) in accrued expenses and other liabilities	299,558	(155,884)	(150,143)
Increase (decrease) in payable on total return swap	—	—	(11,458)

Net cash flows provided by (used in) operating activities	4,023,323	9,086,115	31,310,408

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(2,862,936)	(4,643,769)	(2,403,568)
Distributions paid in cash	(2,341,712)	(2,360,642)	(2,227,401)
(Decrease) in credit facilities payable	—	—	(40,971,777)
Increase in credit facilities payable	—	—	7,256,913

Net cash flows (used in) financing activities	(5,204,648)	(7,004,411)	(38,345,833)

Net increase (decrease) in cash and cash equivalents	(1,181,325)	2,081,704	(7,035,425)

Cash and cash equivalents
Beginning of the year	2,811,171	729,467	7,764,892

End of the year	$1,629,846	$2,811,171	$729,467

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$193,003	$100,908	$400,250
Cash paid during the period for interest	$—	$—	$256,914
Reinvestment of distributions paid	$1,209,200	$1,319,241	$1,864,760
Local and excise taxes paid	$36,426	$87,200	$47,000

See Notes to Financial Statements

NexPoint Capital, Inc.
Schedule of Investments
As of December 31, 2022

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value
Senior Secured Loans – 26.5% (4)
Healthcare – 24.5%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan) (5) (6)	L + 375	4.93%	2/27/2026	$1,468,909	$1,465,131	$1,318,346
Carestream Health, Inc. (First Lien Term Loan) (7)	L + 675	12.18%	9/30/2027	668,605	576,001	511,483
CCS Medical, Inc (First Lien Term Loan) (8) (9)	14% Fixed		4/7/2026	3,000,000	2,926,520	3,000,000
CNT Holdings I Corp (Second Lien Term Loan) (7)	L + 675	3.74%	11/6/2028	1,500,000	1,494,084	1,422,503
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)	4% Fixed		7/1/2026	333,333	333,817	282,500
Covenant Surgical Partners, Inc. (First Lien Term Loan) (10)	L + 400	4.41%	7/1/2026	1,613,305	1,615,775	1,367,276
Envision Healthcare Corp. (First Lien Term Loan) (10)	L + 375	4.07%	10/10/2025	4,518,572	3,709,077	1,354,645
RxBenefits, Inc. (First Lien Term Loan) (6)	L + 450	2.11%	12/20/2027	1,993,177	1,963,107	1,888,535
Sound Inpatient Physicians (Second Lien Term Loan) (10)	L + 675	4.07%	6/26/2026	1,555,556	1,481,972	1,229,869
Wellpath Holdings, Inc. (First Lien Term Loan) (7)	L + 550	4.41%	10/1/2025	984,615	980,197	783,793

						13,158,950

Telecommunication Services – 2.0%
TerreStar Corp. (First Lien Term Loan H) (8) (9)	11%PIK		2/28/2024	32,189	32,189	32,002
TerreStar Corp. (First Lien Term Loan F) (8) (9)	11%PIK		2/28/2024	193,108	193,108	191,988
TerreStar Corp. (First Lien Term Loan E) (8) (9)	11%PIK		2/28/2024	815,685	815,684	810,953
TerreStar Corp. (First Lien Term Loan G) (8) (9)	11%PIK		2/28/2024	34,500	34,500	34,300

						1,069,243

Total Senior Secured Loans						14,228,193

Asset-Backed Securities – 0.0%
Financials – 0.0%
Grayson Investor Corp . (5) (8) (9) (11) (12) (13)				800	218,666	7,023
PAMCO CLO 1997-1A B (5) (8) (9) (11) (13) (14)				295,435	169,875	13

						7,036

Total Asset-Backed Securities						7,036

Corporate Bonds – 5.0%
Healthcare – 4.5%
Hadrian Merger Sub, Inc. (11)	8.500%		5/1/2026	2,728,000	2,460,536	2,414,839

Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (5)	6.375%		5/1/2026	116,808	313,455	107,648
iHeartCommunications, Inc. (5)	8.375%		5/1/2027	214,073	584,792	182,430

						290,078

Total Corporate Bonds						2,704,917

				Shares
Common Stocks – 36.3%
Chemicals – 0.1%
MPM Holdings, Inc. (15)				8,500	17,000	42,500

Energy – 3.0%
Quarternorth Energy, Inc.				11,534	981,428	1,591,692

Financials – 3.2%
American Banknote Corp. (8) (9) (15)				750,000	2,062,500	1,732,500

Real Estate – 18.6%
Nexpoint Real Estate Finance, Inc. (16)				481,670	9,960,591	7,653,730
IQHQ, Inc. (8) (9)				100,000	1,500,000	2,359,000

						10,012,730

Real Estate Investment Trust (REIT) – 1.9%
NexPoint Residential Trust, Inc. (5) (16)				23,409	698,189	1,018,779

See Notes to Financial Statements.

NexPoint Capital, Inc.
Schedule of Investments (continued)
As of December 31, 2022

Service – 0.0%
Wayne Services Legacy Inc. (8) (9) (15)			237	$253,404	$2,269

Telecommunication Services – 9.5%
TerreStar Corp. (8) (9) (15)			14,035	1,599,990	5,114,214

Total Common Stocks					19,514,684

LLC Interests – 8.7%
Consumer Products – 5.7%
US Gaming, LLC (8) (9) (15)			2,000	2,000,000	3,088,750

Real Estate – 3.0%
SFR WLIF III, LLC (8) (9) (16)			451,112	451,112	424,468
NexPoint Capital REIT, LLC (8) (9) (16)			100	1,215,000	1,176,024

					1,600,492

Total LLC Interests					4,689,242

	Preferred Dividend Rate
Preferred Stocks – 22.3%
Financials – 2.7%
777 Partners, LLC	10.000%		750	750,000	740,625
United Fidelity Bank FSB	7.000%		1,000	1,000,000	700,000

					1,440,625

Healthcare – 19.6%
Apnimed, Inc. (8) (9)	8.000%		135,122	1,199,993	1,499,989
Apnimed, Inc. (Series C-2) (8) (9)	8.000%		72,065	799,994	799,994
Sapience Therapeutics, Inc. (Series B Preferred Shares) (8) (9)	8.000%		1,619,048	4,080,000	4,549,525
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (8) (9)			1,111,111	4,000,000	3,677,777

					10,527,285

Total Preferred Stocks					11,967,910

Warrants – 0.4%
Energy – 0.3%
QuarterNorth Tranche 1 (15)		8/27/2029	5,738	16,122	64,553
QuarterNorth Tranche 2 (15)		8/27/2029	11,051	5,175	96,696

					161,249

Media/Telecommunications – 0.1%
iHeartMedia, Inc. (5) (15)		5/1/2039	2,875	52,987	20,484

Total Warrants					181,733

Total Investments- 99.2%				$54,011,971	$53,293,715

Cash Equivalents –2.6% (17)					$1,420,428
Other Assets & Liabilities, net- (1.8%)					$(1,019,976)

Net Assets- 100.0%					$53,694,167

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
(4)
Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2022. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)
The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company (“BDC”), may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets.
Non-qualifying
assets represented 4.8% of the Company’s total assets as of December 31, 2022.

See Notes to Financial Statements.

NexPoint Capital, Inc.
Schedule of Investments (continued)
As of December 31, 2022

(6)
The interest rate on these investments is subject to a base rate of
6-Month
LIBOR, which at December 31, 2022 was 5.14%. The LIBOR rate used to calculate interest is the higher of the prevailing 6 month LIBOR rate in effect on the date of the semiannual reset, or the LIBOR base rate floor shown.

(7)
The interest rate on these investments is subject to a base rate of
3-Month
LIBOR, which at December 31, 2022 was 4.77%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(8)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of Trustees (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule
2a-5
of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $28,500,789 or 53.0% of net assets were fair valued under the Company’s valuation procedures as of December 31, 2022.

(9)
Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(10)
The interest rate on these investments is subject to a base rate of
1-Month
LIBOR, which at December 31, 2022 was 4.39%. The LIBOR rate used to calculate interest is the higher of the prevailing 1 month LIBOR rate in effect on the date of the monthly reset, or the LIBOR base rate floor shown.

(11)
Securities exempt from registration under Rule 144A of the Securities Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2022, these securities amounted to $2,421,875, or 4.5% of net assets.

(12)	The investment is considered to be the equity tranche of the issuer.
(13)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(14)	The issuer is in default of its payment obligation, or is in danger of default.
(15)	Non-income producing security.
(16)	Represents an affiliated issuer. Assets with a total aggregate market value of $10,273,001, or 19.1% of net assets, were affiliated with the Company as of December 31, 2022. See Note 10.
(17)	State Street U.S. Government Money Market Fund.
Glossary

PIK	Payment-in-Kind

See Notes to Financial Statements.

NexPoint Capital, Inc.
Schedule of Investments
As of December 31, 2021

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value
Senior Secured Loans – 40.1% (4)
Healthcare – 38.6%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan) (5) (6)	L + 375	0.09%	2/27/2026	$2,515,096	$2,506,780	$2,500,169
BW NHHC Holdco, Inc. (First Lien Term Loan) (7)	L + 500	0.16%	5/15/2025	4,467,593	3,274,720	3,824,818
CNT Holdings I Corp (Second Lien Term Loan) (7)	L + 675	0.75%	11/16/2028	1,500,000	1,493,315	1,513,125
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)	4% Fixed		7/1/2026	333,333	333,956	330,027
Covenant Surgical Partners, Inc. (First Lien Term Loan) (5)	L + 400	0.09%	7/1/2026	1,629,539	1,632,667	1,613,375
Envision Healthcare Corp. (First Lien Term Loan) (5)	L + 375	0.09%	10/10/2025	4,580,543	3,578,822	3,700,232
NMSC Holdings, Inc. (First Lien Term Loan) (5)	L + 500	1.00%	4/19/2023	1,007,994	1,006,001	1,008,246
RxBenefits, Inc. (First Lien Term Loan) (7)	L + 500	5.25%	12/17/2027	3,211,980	3,155,476	3,222,017
Sapience Therapeutics, Inc (First Lien Term Loan) (8)(9)	8% Fixed		12/9/2023	4,000,000	4,000,000	4,000,000
Sound Inpatient Physicians (Second Lien Term Loan) (5)	L + 675	0.09%	6/26/2026	1,555,556	1,464,678	1,559,444
Wellpath Holdings, Inc. (First Lien Term Loan) (5)	L + 550	0.09%	10/1/2025	994,872	988,966	983,525

						24,254,978

Telecommunication Services – 1.5%
TerreStar Corp. (First Lien Term Loan E) (8) (9)	11% PIK		2/27/2022	729,979	729,979	729,979
TerreStar Corp. (First Lien Term Loan F) (8) (9)	11% PIK		2/28/2022	172,817	172,817	172,817
TerreStar Corp. (First Lien Term Loan G) (8) (9)	11% PIK		2/28/2022	30,875	30,875	30,875
TerreStar Corp. (First Lien Term Loan H) (8) (9)	11% PIK		2/28/2022	28,807	28,807	28,807

						962,478

Total Senior Secured Loans						25,217,456

Asset-Backed Securities – 0.6%
Financials – 0.6%
Grayson Investor Corp. (6) (8) (9) (10) (11) (12) (13)			11/1/2021	800	218,665	304,000
PAMCO CLO 1997-1A B (6) (8) (9) (10) (12) (13)				354,096	203,606	101,040

						405,040

Total Asset-Backed Securities						405,040

Corporate Bonds – 10.9%
Healthcare – 10.3%
Hadrian Merger Sub, Inc. (10)	8.500%		5/1/2026	2,728,000	2,398,666	2,819,320
Surgery Center Holdings, Inc. (6) (10)	6.750%		7/1/2025	3,630,000	3,520,855	3,661,000

						6,480,320

Media/Telecommunications – 0.6%
iHeartCommunications, Inc. (6)	6.375%		5/1/2026	115,507	313,455	119,965
iHeartCommunications, Inc. (6)	8.375%		5/1/2027	214,073	584,792	225,981

						345,946

Total Corporate Bonds						6,826,266

				Shares
Common Stocks – 29.1%
Chemicals – 0.1%
MPM Holdings, Inc. (14)				8,500	17,000	42,500

Energy – 1.7%
Quarternorth Energy, Inc.				11,534	981,429	1,092,846

Financials – 3.5%
American Banknote Corp. (8) (9) (14)				750,000	2,062,500	2,208,750

Healthcare – 0.7%
Amryt Pharma, PLC (6) (14) (15)				40,000	500,000	432,000

Real Estate – 12.5%
IQHQ, Inc. (8) (9)				100,000	$1,500,000	$1,823,000
Nexpoint Real Estate Finance, Inc. (16)				315,631	6,686,306	6,075,895

						7,898,895

See Notes to Financial Statements.

NexPoint Capital, Inc.
Schedule of Investments (continued)
As of December 31, 2021

Real Estate Investment Trust (REIT) – 3.1%
NexPoint Residential Trust, Inc. (6) (16)				23,173	707,883	1,942,593

Service – 0.0%
Wayne Services Legacy Inc. (8) (9) (14)				237	253,404	5,172

Telecommunication Services – 7.5%
TerreStar Corp. (8) (9) (14)				14,035	1,599,990	4,706,357

Total Common Stocks						18,329,113

LLC Interests – 12.0%
Consumer Products – 4.5%
US GAMING LLC (8) (9) (14)				2,000	2,000,000	2,812,212

Real Estate – 7.5%
SFR WLIF II, LLC (8) (9) (16)				3,348,888	3,348,888	3,196,246
SFR WLIF III, LLC (8) (9) (16)				1,651,112	1,651,112	1,563,916

						4,760,162

Total LLC Interests						7,572,374

	Preferred Dividend Rate
Preferred Stocks – 2.7%
Financials – 2.7%
777 PARTNERS LLC		10.000%		750	750,000	750,000
United Fidelity Bank FSB		7.000%		1,000	1,000,000	975,000

						1,725,000

Total Preferred Stocks						1,725,000

Warrants – 0.3%
Energy – 0.2%
QUARTERNORTH TRANCHE 1 (14)			8/27/2029	5,738	16,122	48,056
QUARTERNORTH TRANCHE 2 (14)			8/27/2029	11,051	5,175	64,002

						112,058

Healthcare – 0.0%
Gemphire Therapeutics, Inc. (8) (9) (14)			3/15/2022	4,752	—	—

Media/Telecommunications – 0.1%
iHeartMedia, Inc. (6) (14)			5/1/2039	2,875	52,987	49,004

Total Warrants						161,062

Total Investments- 95.7%					$54,770,694	$60,236,311

Cash Equivalents – 4.3% (17)						$2,704,193
Other Assets & Liabilities, net – 0.0%						$(1,596)

Net Assets- 100.0%						$62,938,908

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
(15)
Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $432,000 or 0.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquition Date
Amryt Pharma, PLC – Common Stock	12/7/20

(16)	Represents an affiliated issuer. Assets with a total aggregate fair value of $12,778,650, or 20.3% of net assets, were affiliated with the Company as of December 31, 2021. See Note 10.
(17)	State Street U.S. Government Money Market Fund .
Glossary

PIK	Payment-in-Kind

See Notes to Financial Statements.

NexPoint Capital, Inc.
Notes to Financial Statements
Note 1 — Organization
NexPoint Capital, Inc. (the “Company”) is an externally managed, non-diversified,
closed-end
management investment company that has elected to be regulated as a business development company (“BDC”) under the “1940 Act”. The Company follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946
Financial Services—Investment Companies.
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
The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of December 31, 2022, the Adviser controls 2,549,002 total shares of common stock (or 26.3%) of the Company, including reinvestment of dividends, for a net amount of approximately $14.2 million.
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

Cash and Cash Equivalents
The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of December 31, 2022 and 2021, the Company had cash and cash equivalents of $1,629,846 and $2,811,171, respectively. As of December 31, 2022 and 2021, $1,420,428 and $2,704,193 was held in the State Street U.S. Government Money Market Fund, and $209,418 and $106,978 was held in a custodial account with State Street Bank and Trust Company, respectively.
Securities Sold Short and Restricted Cash
The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Schedules of Investments for the Company, as applicable. As of December 31, 2022 and 2021, the Company did not have any securities sold short.
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
Other Fee Income
Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up
fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring
fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the years ended December 31, 2022, 2021 and 2020 the Company recognized $0, $4,651 and $108,535 of fee income, respectively.
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
Pursuant to Rule
2a-5
under the 1940 Act, the Board has designated the Adviser as the Company’s valuation designee to perform the fair valuation determination for securities and other assets held by the Company. The Company determines the net asset value of its investment portfolio each quarter, or more frequently as needed. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Adviser as valuation designee, pursuant to board-approved policies and procedures. In connection with that determination, the Adviser will consider portfolio company valuations based on relevant inputs, including indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services. Rule
2a-5
states that a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Market quotations may also not be “readily available” if a significant event occurs that causes the Adviser to believe that the market price of a security no longer represents the security’s current value at the time of the Company’s NAV determination.

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
As of December 31, 2022, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$7,023
PAMCO CLO 1997-1A B	Asset-Backed Securities	13
American Banknote Corp.	Common Stocks	1,732,500
IQHQ, Inc.	Common Stocks	2,359,000
TerreStar Corp.	Common Stocks	5,114,214
Wayne Services Legacy, Inc.	Common Stocks	2,269
NexPoint Capital REIT, LLC	LLC Interests	1,176,024
SFR WLIF III, LLC	LLC Interests	424,468
US Gaming, LLC	LLC Interests	3,088,750
Apnimed, Inc.	Preferred Stocks	1,499,989
Apnimed, Inc.	Preferred Stocks	799,994
Sapience Therapeutics, Inc.	Preferred Stocks	4,549,525
Sapience Therapeutics, Inc.	Preferred Stocks	3,677,777
CCS Medical, Inc.	Senior Secured Loans	3,000,000
TerreStar Corp.	Senior Secured Loans	810,953
TerreStar Corp.	Senior Secured Loans	191,988
TerreStar Corp.	Senior Secured Loans	34,300
TerreStar Corp.	Senior Secured Loans	32,002
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
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, in the Company’s financial statements. Below is a description of factors that the Adviser and the Valuation Committee may consider when valuing the Company’s debt and equity investments.
Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Adviser and the Valuation Committee may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.
The Company’s equity investments in portfolio companies for which there is no liquid public market will be valued at fair value. The Adviser and the Valuation Committee, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.
The Adviser and the Valuation Committee may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Adviser and the Valuation Committee may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price.
If the Company receives warrants or other equity-linked securities at nominal or no additional cost in connection with an investment in a debt security, the Company will allocate the cost basis in the investment between the debt securities and any such warrants or other equity-linked securities received at the time of origination. The Adviser and the Valuation Committee will subsequently value these warrants or other equity-linked securities received at fair value.
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

To the extent that the Company holds investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, the Adviser and the Valuation Committee utilize an independent third-party valuation service to value such investments in a manner consistent with the Company’s multistep valuation process previously described.
The Company periodically benchmarks the bid and ask prices received from the third-party pricing service and/or dealers, as applicable, and valuations received from the third-party valuation service against the actual prices at which it purchases and sells its investments. The Company believes that these prices are reliable indicators of fair value. The Adviser and the Valuation Committee review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation procedures.
As of December 31, 2022, the Company’s investments consisted of senior secured loans, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.
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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of December 31, 2022 and December 31, 2021:

	December 31, 2022
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$10,158,950	$3,000,000	$13,158,950
Telecommunication Services	—	—	1,069,243	1,069,243
Asset-Backed Securities
Financials	—	—	7,036	7,036
Corporate Bonds
Healthcare	—	2,414,839	—	2,414,839
Media/Telecommunications	—	290,078	—	290,078
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,591,692	—	1,591,692
Financials	—	—	1,732,500	1,732,500
Real Estate	7,653,730	—	2,359,000	10,012,730
Real Estate Investment Trusts (REITs)	1,018,779	—	—	1,018,779
Service	—	—	2,269	2,269
Telecommunication Services	—	—	5,114,214	5,114,214
LLC Interests
Consumer Products	—	—	3,088,750	3,088,750
Real Estate	—	—	1,600,492	1,600,492
Preferred Stocks
Financials	—	1,440,625	—	1,440,625
Healthcare	—	—	10,527,285	10,527,285
Warrants
Energy	—	161,249	—	161,249
Media/Telecommunications	—	20,484	—	20,484

Total Assets	$8,672,509	$16,120,417	$28,500,789	$53,293,715

Total Investments	$8,672,509	$16,120,417	$28,500,789	$53,293,715

	December 31, 2021
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$20,254,978	$4,000,000	$24,254,978
Telecommunication Services	—	—	962,478	962,478
Asset-Backed Securities
Financials	—	—	405,040	405,040
Corporate Bonds
Healthcare	—	6,480,320	—	6,480,320
Media/Telecommunications	—	345,946	—	345,946
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,092,846	—	1,092,846
Financials	—	—	2,208,750	2,208,750
Healthcare	432,000	—	—	432,000
Real Estate	6,075,895	—	1,823,000	7,898,895
Real Estate Investment Trusts (REITs)	1,942,593	—	—	1,942,593
Service	—	—	5,172	5,172
Telecommunication Services	—	—	4,706,357	4,706,357
LLC Interests
Consumer Products	—	—	2,812,212	2,812,212
Real Estate	—	—	4,760,162	4,760,162
Preferred Stocks
Financials	—	1,725,000	—	1,725,000
Warrants
Energy	—	112,058		112,058
Healthcare (1)	—	—	—	—
Media/Telecommunications	—	49,004	—	49,004

Total Assets	$8,450,488	$30,102,652	$21,683,171	$60,236,311

Total Investments	$8,450,488	$30,102,652	$21,683,171	$60,236,311

(1)	Gemphire Therapeutics, Inc. Warrants at zero value.
The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2022.

Investments:	Balance as of December 31, 2021	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of December 31, 2022	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$962,478	$—	$—	$—	$—	$—	$(6,238)	$113,003	$—	$1,069,243	$(6,238)
Healthcare	4,000,000	—	—	16,520	—	—	73,480	2,990,000	(4,080,000)	3,000,000	73,480
Asset-Backed Securities
Financials	405,040	—	—	—	—	24,930	(364,273)	—	(58,661)	7,036	(364,273)
Common Stocks
Financials	2,208,750	—	—	—	—	—	(476,250)	—	—	1,732,500	(476,250)
Real Estate	1,823,000	—	—	—	—	(1,440)	536,000	1,501,440	(1,500,000)	2,359,000	536,000
Service	5,172	—	—	—	—	—	(2,903)	—	—	2,269	(2,903)
Telecommunication Services	4,706,357	—	—	—	—	—	407,857	—	—	5,114,214	407,857
LLC Interests
Consumer Products	2,812,212	—	—	—	—	—	276,538	—	—	3,088,750	276,538
Real Estate	4,760,162	—	—	—	—	(74,604)	174,219	1,215,000	(4,474,285)	1,600,492	174,219
Preferred Stocks
Healthcare	—	—	—	—	—	—	447,299	10,079,986	—	10,527,285	447,299

Total	$21,683,171	$—	$—	$16,520	$—	$(51,114)	$1,065,729	$15,899,429	$(10,112,946)	$28,500,789	$1,065,729

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2021.

Investments:	Balance as of December 31, 2020	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of December 31, 2021	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$861,570	$—	$—	$—	$—	$—	$—	$100,908	$—	$962,478	$—
Healthcare	—	—	—	—	—	—	—	4,000,000	—	4,000,000	—
Asset-Backed Securities
Financials	363,767	—	—	—	(237,335)	8,561	290,189	—	(20,142)	405,040	290,189
Common Stocks
Chemical	—	42,000	(42,000)	—	—	—	—	—	—	—	—
Financials	1,125,000	—	—	—	—	—	1,083,750	—	—	2,208,750	1,083,750
Healthcare	40,405	—	—	—	—	(14,509)	(25,896)	—	—	—	—
Real Estate	1,661,000	—	—	—	—	—	162,000	—	—	1,823,000	162,000
Retail	532,642	—	—	—	—	(515,500)	586,525	—	(603,667)	—	—
Service	59,183	—	—	—	—	—	(54,011)	—	—	5,172	(54,011)
Telecommunication Services	4,630,427	—	—	—	—	—	75,930	—	—	4,706,357	75,930
LLC Interests
Consumer Products	2,070,427	—	—	—	—	—	741,785	—	—	2,812,212	741,785
Real Estate	4,236,603	—	—	—	—	—	523,559	—	—	4,760,162	523,559
Real Estate Investment Trusts (REITs)	228,215	—	—	—	(200,000)	200,000	(228,215)	—	—	—	—
Warrants
Healthcare	1	—	—	—	—	—	(1)	—	—	—	(1)

Total	$15,809,240	$42,000	$(42,000)	$—	$(437,335)	$(321,448)	$3,155,615	$4,100,908	$(623,809)	$21,683,171	$2,823,201

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the year ended December 31, 2022, there were 0 transfers from Level 2 to Level 3. For the year ended December 31, 2021, there were no transfers from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of December 31, 2022 and 2021:

Investment	Fair value at December 31, 2022	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$4,689,242	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	4.73% - 8.93% (6.83%) 5.55 x - 9.85 x (7.70 x)
Preferred Stock	10,527,285	Option Pricing Model Transaction Indication of Value	Volatility Recap Price	40% - 60% (50%) $11.10
Common Stock	9,207,983	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis Net Asset Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm) Recovery Rate N/A	13.50% - 15.50% (14.50%) 3.25x - 4.25x (3.75 x) $0.09 - $0.95 ($ 0.52) $872 - $969 ($920.5) 40% - 100% (70%) $28
Senior Secured Loans	4,069,243	Discounted Cash Flow	Discount Rate	10.25% - 13.08% (11.67%)
Asset-Backed Securities	7,036	NAV Approach	Discount Rate	70.00%

Total	$28,500,789

Investment	Fair value at December 31, 2021	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$7,572,374	Discounted Cash Flow Net Asset Value Multiples Analysis	Discount Rate N/A Multiple of EBITDA	1.49% - 5.43% (3.46%) N/A 6.3x - 8.2x (7.25x)
Common Stock	8,743,279	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP NAV / sh multiple Enterprise Value ($mm) Recovery Rate	14.5% -16.5% (15.5%) 2.75x - 3.75x (3.25x) $0.09 - $0.95 ($0.52) 0.75x - 1.00x (0.875x) $841 75% - 100% (94%)
Senior Secured Loans	4,962,478	Discounted Cash Flow Transaction Indication of Value	Discount Rate Cost Price	11.00% N/A
Asset-Backed Securities	405,040	Discounted Cash Flow Third Party Indication of Value	Discount Rate Broker Quote	21.00% Various
Warrants	—	Black-Scholes Model	Volatility Assumption	181.3%

Total	$21,683,171

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
Options
The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the year ended December 31, 2022 and 2021, the Company did not hold options.
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
Paid-in
Capital
The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the years ended December 31, 2022, 2021 and 2020. Selling commissions and fees of $0, $0, and $0 were paid for the years ended December 31, 2022, 2021 and 2020, respectively.
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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the year ended December 31,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$(4,065,174)	$5,706,143	$(20,899,278)
Weighted average common shares outstanding	9,893,732	10,254,666	10,525,271
Earnings (loss) per common share-basic and diluted	$(0.41)	$0.56	$(1.98)
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
Please refer to Note 8 for additional information.

Note 3 — Investment Portfolio
The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2022:

	Fair value	Percentage
Assets
Healthcare	$26,101,074	49.0%
Real Estate	11,613,222	21.7%
Telecommunication Services	6,183,457	11.6%
Consumer Products	3,088,750	5.8%
Financials	3,180,161	6.0%
Energy	1,752,941	3.3%
Real Estate Investment Trusts (REITs)	1,018,779	1.9%
Media/Telecommunications	310,562	0.6%
Chemicals	42,500	0.1%
Service	2,269	0.0%

Total Assets	$53,293,715	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2021:

	Fair value	Percentage
Assets
Healthcare	$31,167,298	51.7%
Real Estate	12,659,057	21.0%
Telecommunication Services	5,668,835	9.4%
Financials	4,338,790	7.2%
Consumer Products	2,812,212	4.7%
Real Estate Investment Trusts (REITs)	1,942,593	3.2%
Energy	1,204,904	2.0%
Media/Telecommunications	394,950	0.7%
Chemicals	42,500	0.1%
Service	5,172	0.0%

Total Assets	$60,236,311	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2022:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans—First Lien	$14,645,106	$11,575,821	21.7%
Senior Secured Loans—Second Lien	2,976,056	2,652,372	5.0%
Asset-Backed Securities	388,541	7,036	0.0%
Corporate Bonds	3,358,783	2,704,917	5.1%
Common Stocks	17,073,102	19,514,684	36.6%
LLC Interests	3,666,112	4,689,242	8.8%
Preferred Stocks	11,829,987	11,967,910	22.5%
Warrants	74,284	181,733	0.3%

Total Assets	$54,011,971	$53,293,715	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2021:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans—First Lien	$21,439,866	$22,144,887	36.7%
Senior Secured Loans—Second Lien	2,957,993	3,072,569	5.1%
Asset-Backed Securities	422,271	405,040	0.7%
Corporate Bonds	6,817,768	6,826,266	11.3%
Common Stocks	14,308,512	18,329,113	30.4%
LLC Interests	7,000,000	7,572,374	12.6%
Preferred Stocks	1,750,000	1,725,000	2.9%
Warrants	74,284	161,062	0.3%

Total Assets	$54,770,694	$60,236,311	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2022:

Geography	Fair value	Percentage
Assets
Cayman Islands(1)	$7,036	0.0%
Luxembourg (1)	1,318,346	2.5%
United States	51,968,333	97.5%

Total Assets	$53,293,715	100.0%

(1)	Investment denominated in USD.
The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2021:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$405,040	0.7%
Great Britain (1)	432,000	0.7%
Luxembourg (1)	2,500,169	4.1%
United States	56,899,102	94.5%

Total Assets	$60,236,311	100.0%

(1)	Investment denominated in USD.
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
For the years ended December 31, 2022, 2021 and 2020, the Company incurred investment advisory fees payable to the Adviser of $1,096,487, $1,220,044 and $1,192,535, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.
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
For the years ended December 31, 2022, 2021 and 2020, the Company incurred $0, $0 and recognized a reduction of $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of December 31, 2022.
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
For the years ended December 31, 2022, 2021 and 2020, the Company incurred administration fees payable to the Adviser of $226,948, $244,754 and $245,534, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.
Organization and Offering Costs
Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the years ended December 31, 2022, 2021 and 2020, the Adviser did not incur or pay organization costs on our behalf.
Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2022, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
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
For the years ended December 31, 2022, 2021 and 2020, the Company recorded an expense relating to director fees of $18,170, $17,781 and $20,123, respectively, which represents the allocation of the director fees to the Company. As of December 31, 2022, there was no expenses payable relating to director fees.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of December 31, 2022 is $1,022,343. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2022, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2022	$913,273	$535,679	$377,594	$92,216	December 31, 2025
September 30, 2022	$678,333	$392,955	$285,378	$124,667	September 30, 2025
June 30, 2022	$434,019	$273,308	$160,711	$98,950	June 30, 2025
March 31, 2022	$211,896	$150,135	$61,761	$61,761	March 31, 2025
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
During the year ended December 31, 2022, $147,269 of expense reimbursements that were eligible for recoupment by the Adviser expired.
There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.
Net Increase from Amounts Committed by Affiliates
For the years ended December 31, 2022 and December 31, 2021, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the net asset value (“NAV”) as of December 31, 2022 would have been lower by approximately this amount.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.
Receivable from Adviser / Payable to Adviser
As of December 31, 2022 and December 31, 2021, $92,216 and $95,458 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.
As of December 31, 2022 and December 31, 2021, the Company owed $314,993 and $378,587, respectively, to the Adviser, largely related to advisory fees, and administration fees.
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
As of December 31, 2022, 2021 and 2020, the Company made the following permanent book tax differences and reclasses:

	2022	2021	2020
Paid in capital excess of par value	$(533,512)	$2,104,942	$(1,621,021)
Distributions in excess of net investment income (1)	(308,998)	1,143,870	1,541,871
Accumulated realized gains (1)	842,510	(3,248,812)	79,150

(1)	Amounts are included in distributable earnings (accumulated loss) on the Statements of Assets and Liabilities.
During the year ended December 31, 2022, the differences between book and tax accounting were due primarily to non-deductible
excise taxes and partnerships, basis adjustments of loan investments, distribution re-designations
and
non-REIT
return of capital.

For the years ended December 31, 2022, 2021 and 2020, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

	2022	2021	2020
Undistributed ordinary income	$—	$72,812	$687,291
Net tax appreciation/(depreciation)	(1,567,035)	2,708,891	(6,021,808)
Undistributed capital gains	—	—	—
Other temporary differences	(883,602)	(910,576)	1,315,827
For the years ended December 31, 2022, 2021 and 2020, the Company had $(30,814,250), $(30,077,894) and $(24,156,099) of capital loss carryovers, respectively.
The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2022, 2021 and 2020, were as follows:

Paid Distributions attributable to:	2022	2021	2020
Ordinary income	$1,526,458	$3,633,179	$4,409,400
Return of capital	1,999,373	—	—
Long term gain	—	—	—
Unrealized appreciation and depreciation at December 31, 2022, 2021 and 2020, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross appreciation	Gross (depreciation)	Net appreciation/ (depreciation)	Cost
December 31, 2022	$7,373,938	$(8,940,973)	$(1,567,035)	$54,860,750
December 31, 2021	4,599,564	(1,890,673)	2,708,891	57,527,420
December 31, 2020	7,723,451	(13,745,259)	(6,021,808)	70,690,423
The tax adjustments that impact cost are wash sales, partnerships and basis adjustments on loan investments.
Uncertainty in Income Taxes
The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the years ended December 31, 2022, 2021 and 2020, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
Note 6 — Share Repurchase Program
On a quarterly basis, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of directors who are not “interested persons” of the Company (as defined in the 1940 Act), such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule
13e-4
of the Exchange Act, and the 1940 Act. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials furnished to each stockholder.

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
The Company conducted its quarterly tender offer for the first quarter of 2022 from February 23, 2022, until expiration of March 23, 2022 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 85,999 shares of the Company were tendered for repurchase, constituting approximately 0.86% of the Company’s outstanding shares.
The Company conducted its quarterly tender offer for the second quarter of 2022 from May 20, 2022, until expiration of June 21, 2022 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, 102,662 shares of the Company were tendered for repurchase,constituting approximately 1.03% of the Company’s outstanding shares.
The Company conducted its quarterly tender offer for the third quarter of 2022 from August 19, 2022, until expiration of September 19,2022 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the third quarter tender offer, 195,785 shares of the Company were tendered for repurchase, constituting approximately 1.97% of the Company’s outstanding shares.
The Company conducted its quarterly tender offer for the fourth quarter of 2022 from November 18, 2022, until expiration of December 19, 2022 at 4:00p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the fourth quarter tender offer, 94,263 shares of the Company were tendered for repurchase, constituting approximately 0.95% of the Company’s outstanding shares.
For the year ended December 31, 2022, the Company repurchased 0 shares as part of its death and disability repurchase program.
Note 7 — Credit Facility and Leverage Facilities
On October 19, 2017, the Company entered into a financing arrangement (the “Financing Arrangement”) with BNP Paribas Prime Brokerage International, Ltd., BNP Prime Brokerage, Inc., and BNP Paribas (together, the “BNPP Entities”). Under the Financing Agreement, the BNPP Entities may make margin loans to the Company at a rate of one-month
LIBOR + 1.30
%. The BNPP Entities have the right to cap the amount of margin loans with prior notice to the Company. The Financing Arrangement may be terminated by either the Company or the BNPP Entities with 179 days notice. On April 15, 2020, the Financing Arrangement was paid down and closed. At December 31, 2022, there were no current outstanding or fair value amounts.

For the years ended December 31, 2022, 2021 and 2020, the components of total interest expense were as follows:

	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Direct interest expense	$—	$—	$176,911
Commitment fees	—	—	(204)
Amortization of financing costs	—	—	—

Total interest expense	$—	$—	$176,707

Average daily amount outstanding	—	—	22,670,341	(1)
Weighted average interest rate	—	—	2.67	% (1)

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

Year Ended	Total Amount Outstanding	% of Asset Coverage
12/31/2022	$—	—%
12/31/2021	—	—%
12/31/2020	—	—%
12/31/2019	63,219,694	241%
12/31/2018	67,767,021	227%
12/31/2017	46,540,921	304%
12/31/2016	11,200,000	701%
12/31/2015	—	n/a
12/31/2014	—	n/a
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
For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company would have treated the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by the Company under the TRS, as a senior security for the life of that instrument. As of and for the year ended December 31, 2022, the Company has $0 in receivable from BNP Paribas.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each security underlying the TRS as a qualifying asset if such security is a loan and the obligor on such loan is an eligible portfolio company, and as a non-qualifying
asset if the obligor is not an eligible portfolio company.
As of December 31, 2022 and 2021, there were no positions held in the TRS.
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
From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2022.
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2022, the Company had no unfunded debt commitments.
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
Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace LIBOR or another interbank offered rate (“IBOR”) with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The Internal Revenue Service (“IRS”) has issued final regulations regarding the tax consequences of the transition from IBOR to a new reference rate in debt instruments and non-debt
contracts. Under the final regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the final regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.
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
The United States responded to the coronavirus pandemic and resulting economic distress with fiscal and monetary stimulus packages, including the CARES Act passed in late March 2020. The CARES Act provides for over $2.2 trillion in resources to small businesses, state and local governments, and individuals adversely impacted by the
COVID-19
pandemic. Further, in March 2021, the government passed the American Rescue Plan Act of 2021, a $1.9 trillion stimulus bill to accelerate the United States’ recovery from the economic and health effects of the
COVID-19
pandemic. In addition, in
mid-March
2020, the Fed cut interest rates to historically low levels and announced a new round of quantitative easing, including purchases of corporate and municipal government bonds. The Fed also enacted various programs to support liquidity operations and funding in the financial markets, including expanding its reverse repurchase agreement operations, which added $1.5 trillion of liquidity to the banking system; establishing swap lines with other major central banks to provide dollar funding; establishing a program to support money market funds; easing various bank capital buffers; providing funding backstops for businesses to provide bridging loans for up to four years; and providing funding to help credit flow in asset-backed securities markets. In addition, the Fed extended credit to small- and medium-sized
businesses. As the Fed “tapers” or reduces the amount of securities it purchases pursuant to quantitative easing, and/or if the Fed raises the federal funds rate, there is a risk that interest rates will rise, which could expose fixed-income and related markets to heightened volatility and could cause the value of a fund’s investments, and the fund’s NAV, to decline, potentially suddenly and significantly. As a result, the Company may experience high redemptions and, as a result, increased portfolio turnover, which could increase the costs that the Company incurs and may negatively impact the Company’s performance. There is no assurance that the U.S. government’s support in response to
COVID-19
economic distress will offset the adverse impact to securities in which the Company may invest and future governmental support is not guaranteed.

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
Note 10 — Affiliated Investments
Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of December 31, 2022:

Affiliated investments	Shares at December 31, 2021	Fair value as of December 31, 2021	Transfers in (at cost)	Purchases	Sales		Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of December 31, 2022	Shares at December 31, 2022	Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,173	$1,942,593	$—	$17,648	$(27,342)		$—	$(914,120)	$1,018,779	23,409	$9,114

NexPoint Capital REIT, LLC	—	—	—	1,215,000	—		—	(38,976)	1,176,024	100	—

NexPoint Real Estate Finance, Inc.	315,631	6,075,895	—	3,274,285	(337,168)		337,168	(1,696,450)	7,653,730	481,670	626,170

NexPoint Real Estate Finance Operating Partnership, LP	—	—	—	3,274,285	(3,274,285)		—	—	—	—	—

SFR WLIF III, LLC	1,651,112	1,563,916	—	—	(1,200,000)		—	60,552	424,468	451,112	39,773

SFR WLIF II, LLC	3,348,888	3,196,246	—	—	(3,274,284	) (1)	(74,604)	152,642	—	—	—

Total affiliated investments	5,338,804	$12,778,650	$—	$7,781,218	$(8,113,079)		$262,564	$(2,436,352)	$10,273,001	956,291	$675,057

(1)	Denotes SFR II’s LLC Interests conversion into NREF common shares.

Note 11 — Financial Highlights
Selected data for a share outstanding throughout the year ended December 31, 2022, 2021, 2020, 2019 and 2018 is as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Common shares per share operating performance:
Net asset value, beginning of period	$6.32	$6.13	$8.53	$8.36	$9.68
Income from investment operations:
Net investment income (1)	0.18	0.19	0.24	0.30	0.36
Net realized and unrealized gain (loss)	(0.59)	0.37	(2.22)	0.59	(0.96)

Total from investment operations	(0.41)	0.56	(1.98)	0.89	(0.60)

Less distribution declared to common shareholders:
From net investment income	(0.16)	(0.37)	(0.42)	(0.60)	(0.73)
From net realized gains	—	—	—	(0.12)	—
From return of capital	(0.20)	—	—	—	—

Total distributions declared to common shareholders	(0.36)	(0.37)	(0.42)	(0.72)	(0.73)

Capital share transaction
Issuance of common stock (2)	—	—	—	—	0.01
Shares tendered (1)	— (3)	— (3)	— (3)	— (3)	— (3)
Net asset value, end of period	$5.55	$6.32	$6.13	$8.53	$8.36
Net asset value total return (4)	(6.65)%	9.12%	(23.17)%	10.86%	(6.75)%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$53,694	$62,939	$64,190	$88,936	$86,311
Shares outstanding, end of period	9,677,593	9,956,228	10,475,168	10,425,431	10,322,327
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses	3.82%	3.78%	3.99%	5.36%	4.32%
Fees and expenses waived or reimbursed	(0.63)%	(0.45)%	(0.54)%	(0.16)%	(0.43)%
Net operating expenses	3.19%	3.33%	3.45%	5.20%	3.89%
Net investment income (loss) before fees waived or reimbursed	2.43%	2.50%	3.41%	3.33%	3.28%
Net investment income (loss) after fees waived or reimbursed	3.06%	2.95%	3.95%	3.50%	3.71%
Ratio of interest and credit facility expenses to average net assets	—%	—%	0.27%	1.37%	0.76%
Ratio of incentive fees to average net assets	—%	—%	—%	—%	(0.60)%
Portfolio turnover rate	16%	13%	83%	42%	55%
Asset coverage ratio	—%	—%	—%	241%	227%
Weighted average commission rate paid (5)	$—	$—	$0.0328	$0.0331	$0.0380

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

(5)	Represents the total dollar amount of commissions paid on portfolio transactions divided by total number of portfolio shares purchased and sold for which commissions were charged.

Note 12 — Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$584,515	$993,592	$1,099,896	$1,014,610
Total investment income per common share	0.06	0.10	0.11	0.10
Net investment income	113,631	555,608	629,257	491,122
Net investment income per common share	0.01	0.06	0.06	0.05
Net realized and unrealized gain (loss)	257,082	(3,208,231)	(3,557,538)	653,895
Net realized and unrealized gain (loss) per common share	0.03	(0.32)	(0.36)	0.07
Net increase (decrease) in net assets resulting from operations	370,713	(2,652,623)	(2,928,281)	1,145,017
Basic and diluted earnings (loss) per common share	0.04	(0.27)	(0.29)	0.11
Net asset value per common share at end of quarter	5.55	5.60	5.96	6.35

	Quarter ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$568,465	$1,374,141	$1,047,775	$1,107,478
Total investment income per common share	0.06	0.13	0.10	0.10
Net investment income	(2,205)	846,923	534,156	544,553
Net investment income per common share	0.01	0.08	0.05	0.05
Net realized and unrealized gain (loss)	133,319	(865,376)	2,785,269	1,729,504
Net realized and unrealized gain (loss) per common share	0.01	(0.08)	0.27	0.17
Net increase (decrease) in net assets resulting from operations	131,114	(18,453)	3,319,425	2,274,057
Basic and diluted earnings (loss) per common share	0.02	0.00	0.32	0.22
Net asset value per common share at end of quarter	6.32	6.40	6.49	6.25
The sum of quarterly per share amounts may not equal per share amounts reported for the years ended December 31, 2022 and 2021. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.
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
as of December 31, 2022 and 2021, the related statements
of operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the
Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.
The Company’s financial highlights included in Note 11 to the financial statements for the year ended December 31, 2019, and prior, were audited by other auditors whose report dated April 14, 2020, expressed an unqualified opinion on those financial highlights.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with the custodian, brokers, agent banks, and issuers; when replies were not received from brokers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

C O H E N & C O M PA N Y, L T D.
800.229.1099 | 866.818.4538 fax | cohencpa.com
Registered with the Public Company Accounting Oversight Board
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Portfolio Investments—Certain Level 3 Portfolio Investments in Loans, Asset Backed Securities, Common Stocks, LLC Interests and Warrants Valued Using Significant Unobservable Inputs Developed by Management
Critical Audit Matter Description
As discussed in Note 2 to the financial statements, the Company held investments classified as Level 3 investments under accounting principles generally accepted in United States of America. These investments are valued using various valuation techniques to estimate the fair value of investments based on the specific characteristics of the investments and certain significant unobservable inputs. The fair value of the Company’s Level 3 investments was approximately $28.5 million of the Company’s $53.3 million total investments at fair value as of December 31, 2022.
We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.
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

We have served as auditor of one or more of NexPoint Advisors, LP’s investment companies since 2018.

COHEN & COMPANY, LTD.
Cleveland, Ohio
March 24, 2023

Auditor Firm ID: 925

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
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15:	Exhibits
(a)(1)
Financial Statements
(1) Financial Statements — Refer to Item 8 starting on page 81
(2) Financial Statement Schedules — None
(3) Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.10	Control Agreement, dated and effective as of September 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

Number	Description

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of September 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.17	Amended and Restated Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of April 2, 2018, by and between NexPoint Capital, Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on April 2, 2018)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on
Form 10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: March 24, 2023	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Chief Accounting Officer and Principal Financial Officer
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

Signature	Title	Date

/s/ James D. Dondero James D. Dondero	President (Principal Executive Officer)	March 24, 2023

/s/ Frank Waterhouse Frank Waterhouse	Chief Financial Officer (Treasurer, Principal Accounting Officer and Principal Financial Officer)	March 24, 2023

/s/ Dr. Bob Froehlich Dr. Bob Froehlich	Director	March 24, 2023

/s/ John Honis John Honis	Director	March 24, 2023

/s/ Ethan Powell Ethan K. Powell	Director	March 24, 2023

/s/ Bryan A. Ward Bryan A. Ward	Director	March 24, 2023