Form 10-Q
period 2023-03-31
NexPoint Capital, Inc.
filed 2023-05-15
CIK 1588272

UNITED STATES
SECURITIES AND EXCHANGE CO
MMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
As of March 31, 2023, the Registrant had 9,548,899 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements
NexPoint Capital, Inc.
Statements of Assets and Liabilities

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Unaffiliated investments, at fair value (cost of $38,023,138 and $41,687,079, respectively)	$37,859,825	$43,020,714
Affiliated investments, at fair value (cost of $12,788,205 and $12,324,892, respectively) (1)	10,871,704	10,273,001
Cash and cash equivalents	1,131,784	1,629,846
Receivable for investments sold	3,318,593	—
Dividends and interest receivable	312,746	220,194
Receivable from Adviser (2)	81,858	92,216
Prepaid expenses	14,029	15,905

Total assets	53,590,539	55,251,876

Liabilities
Payable for fund shares repurchased	991,699	—
Payable to Adviser (2)	317,702	314,993
Accrued expenses and other liabilities	262,432	371,736
Distributions payable	859,401	870,980

Total liabilities	2,431,234	1,557,709

Commitments and contingencies (3)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 9,548,899 and 9,677,593 shares issued and outstanding, respectively)	9,549	9,678
Paid-in capital in excess of par	86,251,861	86,949,376
Distributable earnings (accumulated loss)	(35,102,105)	(33,264,887)

Total net assets	$51,159,305	$53,694,167

Net asset value per share of common stock	$5.36	$5.55

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Financial Statements

NexPoint Capital, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Investment income:
Interest	$636,822	$562,607
Interest paid-in-kind	29,847	106,711
Dividend income from unaffiliated investments	36,707	95,633
Dividend income from affiliated investments (1)	111,456	249,659

Total investment income	814,832	1,014,610

Expenses:
Investment advisory fees (2)	265,381	299,270
Custodian and accounting service fees	75,988	76,747
Administration fees (2)	52,321	59,601
Stock transfer fee	41,136	50,183
Audit and tax fees	40,348	39,474
Other expenses	25,607	20,230
Reports to stockholders	18,232	17,795
Legal fees	9,189	18,218
Directors’ fees (2)	4,967	3,731

Total expenses	533,169	585,249
Expenses (waived) or recouped by the Adviser (2)	(81,858)	(61,761)

Net expenses	451,311	523,488

Net investment income	363,521	491,122

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	20,220	241,708
Affiliated investments (1)	—	(74,604)
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	(1,496,947)	(1,338,064)
Affiliated investments (1)	135,389	1,824,855

Net realized and unrealized gains (losses)	(1,341,338)	653,895

Net increase (decrease) in net assets resulting from operations	(977,817)	1,145,017

Per share information - basic and diluted per common share
Net investment income:	$0.04	$0.05
Earnings (loss) per share:	$(0.10)	$0.11
Weighted average shares outstanding:	9,699,655	9,990,797

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.

See Notes to Financial Statements

NexPoint Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	9,677,593	$9,678	$86,949,376	$(33,264,887)	$53,694,167
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	363,521	363,521
Net realized gain (loss) on investments	—	—	—	20,220	20,220
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,361,558)	(1,361,558)
Shareholder distributions:
Repurchase of common stock	(181,298)	(181)	(991,518)	—	(991,699)
Reinvestment of common stock	52,604	53	294,002	—	294,055
Distributions to stockholders from net investment income	—	—	—	(859,401)	(859,401)

Total increase (decrease) for the three months ended March 31, 2023	(128,694)	(128)	(697,516)	(1,837,218)	(2,534,862)

Balance at March 31, 2023	9,548,899	$9,550	$86,251,860	$(35,102,105)	$51,159,305

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

See Notes to Financial Statements

NexPoint Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Accumulated Loss)	Total Net Assets
Balance at December 31, 2021	9,956,228	$9,956	$91,135,719	$(28,206,767)	$62,938,908
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	491,122	491,122
Net realized gain (loss) on investments	—	—	—	167,104	167,104
Net change in unrealized appreciation (depreciation) on investments	—	—	—	486,791	486,791
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(85,999)	(86)	(550,034)	—	(550,120)
Reinvestment of common stock	48,442	49	306,103	—	306,152
Distributions to stockholders from net investment income	—	—	—	(892,680)	(892,680)

Total increase (decrease) for the three months ended March 31, 2022	(37,557)	(37)	(243,931)	252,337	8,369

Balance at March 31, 2022	9,918,671	$9,919	$90,891,788	$(27,954,430)	$62,947,277

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

See Notes to Financial Statements

NexPoint Capital, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$(977,817)	$1,145,017

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	—	(6,918,805)
Payment-in-kind investments	(29,847)	(106,711)
Proceeds from sales and principal repayments of investment securities	3,345,666	5,643,969
Net realized (gain) loss on Unaffiliated investments	(20,220)	(167,104)
Net change in unrealized (appreciation) depreciation on investments	1,361,558	(486,791)
Amortization of premium/discount, net	(94,971)	(87,336)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(3,318,593)	990,537
(Increase) decrease in dividends and interest receivable	(92,552)	(181,211)
(Increase) decrease in receivable from Adviser	10,358	37,082
(Increase) decrease in prepaid expenses	1,876	2,558
Increase (decrease) in payable for fund shares repurchased	991,699	—
Increase (decrease) in payable for investments purchased	—	(301,369)
Increase (decrease) in payable to Adviser	2,709	(19,351)
Increase (decrease) in accrued expenses and other liabilities	(109,304)	57,764

Net cash flows provided by (used in) operating activities	1,070,562	(391,751)

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(991,699)	(550,120)
Distributions paid in cash	(576,925)	(589,909)

Net cash flows (used in) financing activities	(1,568,624)	(1,140,029)

Net decrease in cash and cash equivalents	(498,062)	(1,531,780)

Cash and cash equivalents
Beginning of the period	1,629,846	2,811,171

End of the period	$1,131,784	$1,279,391

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$29,847	$106,711
Reinvestment of distributions paid	$294,055	$306,152
Local and excise taxes paid	$41,919	$30,187

See Notes to Financial Statements

NexPoint Capital, Inc.
Schedule of Investments
As of March 31, 2023
(Unaudited)

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 19.6% (4)
Healthcare – 16.5%
Auris Luxembourg III S.a.r.l . (First Lien Term Loan) (5) (6)	L + 375	4.93%	2/27/2026	$1,465,094	$1,461,589	$1,331,038
Carestream Health, Inc. (First Lien Term Loan) (7)	SOFR + 750	5.00%	9/30/2027	668,605	579,387	398,990
CCS Medical, Inc (First Lien Term Loan) (6) (8) (9)	L + 1400	1.00%	4/7/2026	3,000,000	2,930,985	3,000,000
CNT Holdings I Corp (Second Lien Term Loan) (6)	L + 675	4.63%	11/6/2028	—	(783)	—
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)	4% Fixed		7/1/2026	333,333	333,783	283,057
Covenant Surgical Partners, Inc . (First Lien Term Loan) (6)	L + 400	4.82%	7/1/2026	1,609,272	1,611,581	1,366,545
Envision Healthcare Corp. (First Lien Term Loan) (6)	L + 375	5.16%	10/10/2025	4,501,911	3,754,602	348,898
Sound Inpatient Physician s (Second Lien Term Loan) (6)	L + 675	4.83%	6/26/2026	1,555,556	1,486,286	1,070,222
Wellpath Holdings, Inc . (First Lien Term Loan) (6)	L + 550	4.83%	10/1/2025	982,051	978,000	667,265

						8,466,015

Real Estate – 0.9%
NexPoint Capital REIT, LLC (First Lien Term Loan) (8) (9) (10)	PRIME	8.00%	3/25/2025	463,314	463,314	463,314

Telecommunication Services – 2.2%
TerreStar Corp. (First Lien Term Loan E) (8) (9)	11% PIK	11.00%	2/28/2024	838,322	838,322	836,016
TerreStar Corp. (First Lien Term Loan G) (8) (9)	11% PIK	0.00%	2/28/2024	35,457	35,457	35,360
TerreStar Corp. (First Lien Term Loan H) (8) (9)	11% PIK	0.00%	2/28/2024	33,082	33,082	32,991
TerreStar Corp. (First Lien Term Loan F) (8) (9)	11% PIK	0.00%	2/28/2024	198,467	198,467	197,921

						1,102,288

Total Senior Secured Loans						10,031,617

Asset-Backed Securities – 0.0%
Financials – 0.0%
Grayson Investor Corp. (5) (8) (9) (11) (12) (13)				800	218,666	7,267
PAMCO CLO 1997-1A B (5) (8) (9) (11) (13) (14)				295,435	169,875	13

						7,280

Total Asset-Backed Securities						7,280

Corporate Bonds – 4.9%
Healthcare – 4.4%
Hadrian Merger Sub, Inc. (11)			5/1/2026	2,728,000	2,476,999	2,240,779

Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (5)			5/1/2026	116,808	313,455	103,192
iHeartCommunications, Inc. (5)			5/1/2027	214,073	584,792	156,274

						259,466

Total Corporate Bonds						2,500,245

				Shares
Common Stocks – 27.2%
Chemicals – 0.1%
MPM Holdings, Inc. (15)				8,500	17,000	42,500

Energy – 3.2%
Quarternorth Energy, Inc.				11,534	981,428	1,629,178

Financials – 3.4%
American Banknote Corp. (8) (9) (15)				750,000	2,062,500	1,732,500

Real Estate – 8.7%
Nexpoint Real Estate Finance, Inc. (10)				131,670	2,592,506	2,063,263
IQHQ, Inc. (8) (9)				100,000	1,500,000	2,359,000

						4,422,263

See Notes to Financial Statements.

NexPoint Capital, Inc.
Schedule of Investments (continued)
As of March 31, 2023
(Unaudited)

Real Estate Investment Trust (REIT) – 2.0%
NexPoint Residential Trust, Inc. (5) (10)		23,409	$698,189	$1,022,291

Service – 0.0%
Wayne Services Legacy Inc. (8) (9) (15)		237	253,404	2,268

Telecommunication Services – 9.8%
TerreStar Corp. (8) (9) (15)		14,035	1,599,990	5,032,249

Total Common Stocks				13,883,249

LLC Interests – 19.9%
Consumer Products – 5.6%
US Gaming, LLC (8) (9) (15)		1,700	1,700,000	2,841,603

Real Estate – 14.3%
SFR WLIF III, LLC (8) (9) (10)		451,112	451,111	418,181
NexPoint Capital REIT, LLC (8) (9) (10)		727	8,583,085	6,904,655

				7,322,836

Total LLC Interests				10,164,439

	Preferred Dividend Rate

Preferred Stocks – 23.4%
Financials – 2.7%
777 Partners, LLC	10.00%	750	750,000	720,000
United Fidelity Bank FSB	7.00%	1,000	1,000,000	680,000

				1,400,000

Healthcare – 20.7%
Apnimed, Inc. (8) (9)	8.00%	135,122	1,199,994	1,499,989
Apnimed, Inc. (Series C-2) (8) (9)	8.00%	72,065	799,993	799,993
Sapience Therapeutics, Inc. (Series B Preferred Shares) (8) (9)	8.00%	1,619,048	4,080,000	4,581,906
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (8) (9)	8.00%	1,111,111	4,000,000	3,700,000

				10,581,888

Total Preferred Stocks				11,981,888

Warrants – 0.3%
Energy – 0.3%
QuarterNorth Tranche 1 (15)		5,738	16,122	58,815
QuarterNorth Tranche 2 (15)		11,051	5,175	93,933

				152,748

Media/Telecommunications – 0.0%
iHeartMedia, Inc. (5) (15)		2,875	52,987	10,063

Total Warrants				162,811

Total Investments – 95.3%			$50,811,343	$48,731,529

Cash Equivalents –1.5% (16)				$773,826
Other Assets & Liabilities, net – 3.2%				$1,653,950

Net Assets – 100.0%				$51,159,305

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
(4)
Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at March 31, 2023. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

See Notes to Financial Statements.

NexPoint Capital, Inc.
Schedule of Investments (continued)
As of March 31, 2023
(Unaudited)

(5)
The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company (“BDC”), such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented
 4.9% of the Company’s total assets as of March 31, 2023.

(6)
The interest rate on these investments is subject to a base rate of
3-Month
LIBOR, which at March 31, 2023 was 5.19%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(7)	The interest rate on these investments is subject to a base rate of 3-Month SOFR, which at March 31, 2023 was 4.51%
(8)
Represents fair value as determined by the Adviser (as defined in Note 1) pursuant to the policies and procedures approved by the Board of Directors (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule 2a-5 of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $
34,445,226 or 67.3% of net assets were fair valued under the Company’s valuation procedures as of March 31, 2023.

(9)
Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(10)	Represents an affiliated issuer. Assets with a total aggregate market value of $10,871,704, or 21.3% of net assets, were affiliated with the Company as of March 31, 2023. See Note 9 .
(11)
Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of March 31, 2023, these securities amounted to $
2,248,059, or 4.4% of net assets.

(12)	The investment is considered to be the equity tranche of the issuer.
(13)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(14)	The issuer is in default of its payment obligation, or is in danger of default.
(15)	Non-income producing security.
(16)	State Street U.S. Government Money Market Fund.
Glossary

PIK	Payment-in-Kind

See Notes to Financial Statements.

NexPoint Capital, Inc.
Schedule of Investments
As of December 31, 2022

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 26.5% (4)
Healthcare – 24.5%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan) (5) (6)	L + 375	4.93%	2/27/2026	$1,468,909	$1,465,131	$1,318,346
Carestream Health, Inc. (First Lien Term Loan) (7)	L + 675	12.18%	9/30/2027	668,605	576,001	511,483
CCS Medical, Inc (First Lien Term Loan) (7) (8) (9)	14% Fixed		4/7/2026	3,000,000	2,926,520	3,000,000
CNT Holdings I Corp (Second Lien Term Loan) (7)	L + 675	3.74%	11/6/2028	1,500,000	1,494,084	1,422,503
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)	4% Fixed		7/1/2026	333,333	333,817	282,500
Covenant Surgical Partners, Inc. (First Lien Term Loan) (10)	L + 400	4.41%	7/1/2026	1,613,305	1,615,775	1,367,276
Envision Healthcare Corp. (First Lien Term Loan) (10)	L + 375	4.07%	10/10/2025	4,518,572	3,709,077	1,354,645
RxBenefits, Inc. (First Lien Term Loan) (6)	L +450	2.11%	12/20/2027	1,993,177	1,963,107	1,888,535
Sound Inpatient Physicians (Second Lien Term Loan) (10)	L + 675	4.07%	6/26/2026	1,555,556	1,481,972	1,229,869
Wellpath Holdings, Inc. (First Lien Term Loan) (7)	L + 550	4.41%	10/1/2025	984,615	980,197	783,793

						13,158,950

Telecommunication Services – 2.0%
TerreStar Corp. (First Lien Term Loan H) (8) (9)	11%PIK		2/28/2024	32,189	32,189	32,002
TerreStar Corp. (First Lien Term Loan F) (8) (9)	11%PIK		2/28/2024	193,108	193,108	191,988
TerreStar Corp. (First Lien Term Loan E) (8) (9)	11%PIK		2/28/2024	815,685	815,684	810,953
TerreStar Corp. (First Lien Term Loan G) (8) (9)	11%PIK		2/28/2024	34,500	34,500	34,300

						1,069,243

Total Senior Secured Loans						14,228,193

Asset-Backed Securities – 0.0%
Financials – 0.0%
Grayson Investor Corp. (5) (8) (9) (11) (12) (13)				800	218,666	7,023
PAMCO CLO 1997-1A B (5) (8) (9) (11) (13) (14)				295,435	169,875	13

						7,036

Total Asset-Backed Securities						7,036

Corporate Bonds – 5.0%
Healthcare – 4.5%
Hadrian Merger Sub, Inc. (11)	8.500%		5/1/2026	2,728,000	2,460,536	2,414,839

Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (5)	6.375%		5/1/2026	116,808	313,455	107,648
iHeartCommunications, Inc. (5)	8.375%		5/1/2027	214,073	584,792	182,430

						290,078

Total Corporate Bonds						2,704,917

				Shares

Common Stocks – 36.3%
Chemicals – 0.1%
MPM Holdings, Inc. (15)				8,500	17,000	42,500

Energy – 3.0%
Quarternorth Energy, Inc.				11,534	981,428	1,591,692

Financials – 3.2%
American Banknote Corp. (8) (9) (15)				750,000	2,062,500	1,732,500

Real Estate – 18.6%
Nexpoint Real Estate Finance, Inc. (16)				481,670	9,960,591	7,653,730
IQHQ, Inc. (8) (9)				100,000	1,500,000	2,359,000

						10,012,730

See Notes to Financial Statements.

NexPoint Capital, Inc.
Schedule of Investments (continued)
As of December 31, 2022

Real Estate Investment Trust (REIT) – 1.9%
NexPoint Residential Trust, Inc. (5) (16)			23,409	$698,189	$1,018,779

Service – 0.0%
Wayne Services Legacy Inc. (8) (9) (15)			237	253,404	2,269

Telecommunication Services – 9.5%
TerreStar Corp. (8) (9) (15)			14,035	1,599,990	5,114,214

Total Common Stocks					19,514,684

LLC Interests – 8.7%
Consumer Products – 5.7%
US Gaming, LLC (8) (9) (15)			2,000	2,000,000	3,088,750

Real Estate – 3.0%
SFR WLIF III, LLC (8) (9) (16)			451,112	451,112	424,468
NexPoint Capital REIT, LLC (8) (9) (16)			100	1,215,000	1,176,024

					1,600,492

Total LLC Interests					4,689,242

	Preferred Dividend Rate

Preferred Stocks – 22.3%
Financials – 2.7%
777 Partners, LLC	10.000%		750	750,000	740,625
United Fidelity Bank FSB	7.000%		1,000	1,000,000	700,000

					1,440,625

Healthcare – 19.6%
Apnimed, Inc. (8) (9)	8.000%		135,122	1,199,993	1,499,989
Apnimed, Inc. (Series C-2) (8) (9)	8.000%		72,065	799,994	799,994
Sapience Therapeutics, Inc. (Series B Preferred Shares) (8) (9)	8.000%		1,619,048	4,080,000	4,549,525
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (8) (9)			1,111,111	4,000,000	3,677,777

					10,527,285

Total Preferred Stocks					11,967,910

Warrants – 0.4%
Energy – 0.3%
QuarterNorth Tranche 1 (15)		8/27/2029	5,738	16,122	64,553
QuarterNorth Tranche 2 (15)		8/27/2029	11,051	5,175	96,696

					161,249

Media/Telecommunications – 0.1%
iHeartMedia, Inc. (5) (15)		5/1/2039	2,875	52,987	20,484

Total Warrants					181,733

Total Investments- 99.2%				$54,011,971	$53,293,715

Cash Equivalents – 2.6% (17)					$1,420,428
Other Assets & Liabilities, net – (1.8%)					$(1,019,976)

Net Assets- 100.0%					$53,694,167

(1)	Unless otherwise noted, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. Additionally, companies under common control (e.g., companies with a common owner of greater than 25% of their respective voting securities) are affiliates under the 1940 Act.
(2)	All investments are denominated in United States Dollars.
(3)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(4)	Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2022. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.
(5)
The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company (“BDC”), such as the Company, may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented
 4.8% of the Company’s total assets as of December 31, 202
2
.

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

(8)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of Trustees (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule 2a-5 of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $
28,500,789 or 53.0
% of net assets were fair valued under the Company’s valuation procedures as of December 31, 2022.

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
(1 1 )
Securities exempt from registration under Rule 144A of the Securities Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2022, these securities amounted to $
2,421,875, or 4.5
% of net assets.

(1 2 )	The investment is considered to be the equity tranche of the issuer.
(1 3 )	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(1 4 )	The issuer is in default of its payment obligation, or is in danger of default.
(1 5 )	Non-income producing security.
(1 6 )	Represents an affiliated issuer. Assets with a total aggregate market value of $10,273,001, or 19.1% of net assets, were affiliated with the Company as of December 31, 2022. See Note 9 .
(17)	State Street U.S. Government Money Market Fund.
Glossary

PIK	Payment-in-Kind

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
The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of March 31, 2023, the Adviser controls 2,549,002 total shares of common stock (or 26.7%) of the Company, including reinvestment of dividends, for a net amount of approximately $13.7 million.
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
and Article 10 of Regulation
S-X.
The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023. The interim financial data as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.
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

Cash and Cash Equivalents
The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Statements of Assets and Liabilities. As of March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $1,131,784 and $1,629,846, respectively. As of March 31, 2023 and December 31, 2022, $773,826 and $1,420,428 was held in the State Street U.S. Government Money Market Fund, and $357,958 and $209,418 was held in a custodial account with State Street Bank and Trust Company, respectively.
Securities Sold Short and Restricted Cash
The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Schedules of Investments for the Company, as applicable. As of March 31, 2023 and December 31, 2022, the Company did not have any securities sold short.
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
Other Fee Income
Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up
fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring
fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three months ended March 31, 2023 and March 31, 2022, the Company recognized $0 and $0 of fee income, respectively.
Fair Value of Financial Instruments
It is the Company’s policy to hold the investments at fair value. ASC Topic 820,
Fair Value Measurements and Disclosure
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
states that a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Market quotations may also not be “readily available” if a significant event occurs that causes the Adviser to believe that the market price of a security no longer represents the security’s current value at the time of the Company’s net asset value (“NAV”) determination.

With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:

•
The valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Adviser responsible for credit monitoring or independent third party valuation firms.

•
Preliminary valuation conclusions are then documented and discussed with a committee comprised of certain senior management employees of the Adviser (the “Valuation Committee”) established by the Adviser to assist the Adviser in discharging its responsibilities as valuation designee.

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
As of March 31, 2023, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$7,267
PAMCO CLO 1997-1A B	Asset-Backed Securities	13
American Banknote Corp.	Common Stocks	1,732,500
IQHQ, Inc.	Common Stocks	2,359,000
TerreStar Corp.	Common Stocks	5,032,249
Wayne Services Legacy, Inc.	Common Stocks	2,268
NexPoint Capital REIT, LLC	LLC Interests	6,904,655
SFR WLIF III, LLC	LLC Interests	418,181
US Gaming, LLC	LLC Interests	2,841,603
Apnimed, Inc.	Preferred Stocks	1,499,989
Apnimed, Inc.	Preferred Stocks	799,993
Sapience Therapeutics, Inc.	Preferred Stocks	4,581,906
Sapience Therapeutics, Inc.	Preferred Stocks	3,700,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
NexPoint Capital REIT , LLC	Senior Secured Loans	463,314
TerreStar Corp.	Senior Secured Loans	836,016
TerreStar Corp.	Senior Secured Loans	197,921
TerreStar Corp.	Senior Secured Loans	35,360
TerreStar Corp.	Senior Secured Loans	32,991

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
As of March 31, 2023, the Company’s investments consisted of senior secured loans, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.
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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Healthcare	$—	$5,466,015	$3,000,000	$8,466,015
Real Estate	—	—	463,314	463,314
Telecommunication Services	—	—	1,102,288	1,102,288
Asset-Backed Securities
Financials	—	—	7,280	7,280
Corporate Bonds
Healthcare	—	2,240,779	—	2,240,779
Media/Telecommunications	—	259,466	—	259,466
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,629,178	—	1,629,178
Financials	—	—	1,732,500	1,732,500
Real Estate	2,063,263	—	2,359,000	4,422,263
Real Estate Investment Trusts (REITs)	1,022,291	—	—	1,022,291
Service	—	—	2,268	2,268
Telecommunication Services	—	—	5,032,249	5,032,249
LLC Interests
Consumer Products	—	—	2,841,603	2,841,603
Real Estate	—	—	7,322,836	7,322,836
Preferred Stocks
Financials	—	1,400,000	—	1,400,000
Healthcare	—	—	10,581,888	10,581,888
Warrants
Energy	—	152,748	—	152,748
Media/Telecommunications	—	10,063	—	10,063

Total Assets	$3,085,554	$11,200,749	$34,445,226	$48,731,529

Total Investments	$3,085,554	$11,200,749	$34,445,226	$48,731,529

	December 31, 2022
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Healthcare	$—	$10,158,950	$3,000,000	$13,158,950
Telecommunication Services	—	—	1,069,243	1,069,243
Asset-Backed Securities
Financials	—	—	7,036	7,036
Corporate Bonds
Healthcare	—	2,414,839	—	2,414,839
Media/Telecommunications	—	290,078	—	290,078
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,591,692	—	1,591,692
Financials	—	—	1,732,500	1,732,500
Real Estate	7,653,730	—	2,359,000	10,012,730
Real Estate Investment Trusts (REITs)	1,018,779	—	—	1,018,779
Service	—	—	2,269	2,269
Telecommunication Services	—	—	5,114,214	5,114,214
LLC Interests
Consumer Products	—	—	3,088,750	3,088,750
Real Estate	—	—	1,600,492	1,600,492
Preferred Stocks
Financials	—	1,440,625	—	1,440,625
Healthcare	—	—	10,527,285	10,527,285
Warrants
Energy	—	161,249	—	161,249
Media/Telecommunications	—	20,484	—	20,484

Total Assets	$8,672,509	$16,120,417	$28,500,789	$53,293,715

Total Investments	$8,672,509	$16,120,417	$28,500,789	$53,293,715

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2023. The table below includes noncash transactions for the three months ended March 31, 2023.

Investments:	Balance as of December 31, 2022	Transfers into Level 3	Transfer s out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK		(Sales and redemptions)	Balance as of March 31, 2023	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$1,069,243	$—	$—	$—	$—	$—	$3,198	$29,847		$—	$1,102,288	$3,198
Healthcare	3,000,000	—	—	4,465	—	—	(4,465)	—		—	3,000,000	(4,465)
Real Estate	—	—	—	—	—	—	—	463,314		—	463,314	—
Asset-Backed Securities
Financials	7,036	—	—	—	—	—	244	—		—	7,280	244
Common Stocks
Financials	1,732,500	—	—	—	—	—	—	—		—	1,732,500	—
Real Estate	2,359,000	—	—	—	—	—	—	—		—	2,359,000	—
Service	2,269	—	—	—	—	—	—	—		—	2,268	—
Telecommunication Services	5,114,214	—	—	—	—	—	(81,965)	—		—	5,032,249	(81,965)
LLC Interests
Consumer Products	3,088,750	—	—	—	—	163,314	52,853	—		(463,314)	2,841,603	52,853
Real Estate	1,600,492	—	—	—	—	—	(1,645,741)	7,368,085	(1)	—	7,322,836	(1,645,741)
Preferred Stocks
Healthcare	10,527,285	—	—	—	—	—	54,603	—		—	10,581,888	54,603

Total	$28,500,789	$—	$—	$4,465	$—	$163,314	$(1,621,273)	$7,861,246		$(463,314)	$34,445,226	$(1,621,273)

(1)	Represents an in-kind transfer to the subreit.
The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2022.

Investments:	Balance as of December 31, 2021	Transfers into Level 3	Transfer out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK		(Sales and redemptions)		Balance as of March 31, 2022	Change in unrealized gain/(loss) on Level 3 securities still held at period end

Assets
Senior Secured Loans
Telecommunication Services	$962,478	$—	$—	$—	$—	$—	$—	$26,711		$—		$989,189	$—
Healthcare	4,000,000	—	—	3,809	—	—	86,191	2,990,000		(4,080,000	)(a)	3,000,000	86,191
Asset-Backed Securities
Financials	405,040	—	—	—	—	—	11,787	—		(16,979)		399,848	11,787
Common Stocks
Financials	2,208,750	—	—	—	—	—	(603,450)	—		—		1,605,300	(603,450)
Real Estate	1,823,000	—	—	—	—	—	141,000	—		—		1,964,000	141,000
Service	5,172	—	—	—	—	—	—	—		—		5,172	—
Telecommunication Services	4,706,357	—	—	—	—	—	(94,456)	—		—		4,611,901	(94,456)
LLC Interests
Consumer Products	2,812,212	—	—	—	—	—	169,426	—		—		2,981,638	169,426
Real Estate	4,760,162	—	—	—	—	(74,603)	139,367	—		(3,274,285	)(b)	1,550,641	(13,275)
Preferred Stocks
Healthcare	—	—	—	—	—	—	—	8,080,000	(a)	—		8,080,000	—

Total	$21,683,171	$—	$—	$3,809	$—	$(74,603)	$(150,135)	$11,096,711		$(7,371,264)		$25,187,689	$(302,777)

(a)	Denotes Sapience’s $4,080,000 promissory notes and paid in kind interest conversion to preferred stock.
(b)	Denotes SFR II’s LLC Interests conversion into NREF common shares.

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the three months ended March 31, 2023, there were no transfers from Level 2 to Level 3. For the three months ended March 31, 2022, there were no transfers from Level 2 to Level 3. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price.
The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of March 31, 2023 and December 31, 2022:

Investment	Fair value at March 31, 2023	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$10,164,438	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	4.98% - 9.18% (7.08%) 5.60x - 9.95x ( 7.70 x)
Preferred Stock	10,581,888	Option Pricing Model	Volatility	40% - 90% (65%)
Common Stock	9,126,018	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis Net Asset Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm) Recovery Rate N/A	11.0% - 13.0% (12.0%) 3.25x - 4.25x ( 3.75x) $0.09 - $0.95 ($0.52) $921.5 40% - 100% $28
Senior Secured Loans	4,565,602	Discounted Cash Flow	Discount Rate	10.25% - 13.06% (11.40%)
Asset-Backed Securities	7,280	NAV Approach	Discount Rate	70.00%

Total	$34,445,226

Investment	Fair value at December 31, 2022	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$4,689,242	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	4.73% - 8.93% (6.83%) 5.55x - 9.85x (7.70x)
Preferred Stock	10,527,285	Option Pricing Model Transaction Indication of Value	Volatility Recap Price	40% - 60% (50%) $11.10
Common Stock	9,207,983	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis Net Asset Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm) Recovery Rate N/A	13.50% - 15.50% (14.50%) 3.25x - 4.25x (3.75x) $0.09 - $0.95 ($0.52) $872 - $969 ($920.5) 40% - 100% (70%) $28
Senior Secured Loans	4,069,243	Discounted Cash Flow	Discount Rate	10.25% - 13.08% (11.67%)
Asset-Backed Securities	7,036	NAV Approach	Discount Rate	70.00%

Total	$28,500,789

The significant unobservable inputs used in the fair value measurement of the Company’s LLC interests are: discount rate and multiples of EBITDA. Significant increases (decreases) in those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s common equity securities are: multiple of EBITDA,
price/MHz-PoP
multiple, liquidity discount, discount rate, enterprise value, and transaction price. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s preferred stock are: option pricing model. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s senior secured loans are: discount rate and spread adjustment. Significant increases (decreases) in either of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

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
Options
The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the three months ended March 31, 2023 and 2022, the Company did not hold options.
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

Paid-in
Capital
The proceeds from the issuance of common stock as presented on the Company’s Statements of Changes in Net Assets is presented net of selling commissions and fees for the three months ended March 31, 2023 and March 31, 2022. Selling commissions and fees of $0 and $0 were paid for the three months ended March 31, 2023 and March 31, 2022, respectively.
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
The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the three months ended March 31,
	2023	2022
Net increase (decrease) in net assets resulting from operations	$(977,817)	$1,145,017
Weighted average common shares outstanding	9,699,655	9,990,797
Earnings (loss) per common share-basic and diluted	$(0.10)	$0.11
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
Please refer to Note 8 for additional information.

Note 3 — Investment Portfolio
The following table shows the composition of the Company’s invested assets by industry classification at fair value at March 31, 2023:

	Fair value	Percentage
Assets
Healthcare	$21,288,682	43.7%
Real Estate	12,208,413	25.0%
Telecommunication Services	6,134,537	12.6%
Financials	3,139,780	6.4%
Consumer Products	2,841,603	5.8%
Energy	1,781,926	3.7%
Real Estate Investment Trusts (REITs)	1,022,291	2.1%
Media/Telecommunications	269,529	0.6%
Chemicals	42,500	0.1%
Service	2,268	0.0%

Total Assets	$48,731,529	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2022:

	Fair value	Percentage
Assets
Healthcare	$26,101,074	49.0%
Real Estate	11,613,222	21.7%
Telecommunication Services	6,183,457	11.6%
Consumer Products	3,088,750	5.8%
Financials	3,180,161	6.0%
Energy	1,752,941	3.3%
Real Estate Investment Trusts (REITs)	1,018,779	1.9%
Media/Telecommunications	310,562	0.6%
Chemicals	42,500	0.1%
Service	2,269	0.0%

Total Assets	$53,293,715	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of March 31, 2023:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$13,218,569	$8,961,395	18.4%
Senior Secured Loans - Second Lien	1,485,503	1,070,222	2.2%
Asset-Backed Securities	388,541	7,280	0.0%
Corporate Bonds	3,375,246	2,500,245	5.1%
Common Stocks	9,705,017	13,883,249	28.5%
LLC Interests	10,734,196	10,164,439	20.9%
Preferred Stocks	11,829,987	11,981,888	24.6%
Warrants	74,284	162,811	0.3%

Total Assets	$50,811,343	$48,731,529	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2022:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$14,645,106	$11,575,821	21.7%
Senior Secured Loans - Second Lien	2,976,056	2,652,372	5.0%
Asset-Backed Securities	388,541	7,036	0.0%
Corporate Bonds	3,358,783	2,704,917	5.1%
Common Stocks	17,073,102	19,514,684	36.6%
LLC Interests	3,666,112	4,689,242	8.8%
Preferred Stocks	11,829,987	11,967,910	22.5%
Warrants	74,284	181,733	0.3%

Total Assets	$54,011,971	$53,293,715	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at March 31, 2023:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$7,280	0.0%
Luxembourg (1)	1,331,038	2.7%
United States	47,393,211	97.3%

Total Assets	$48,731,529	100.0%

(1)	Investment denominated in USD .

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2022:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$7,036	0.0%
Luxembourg (1)	1,318,346	2.5%
United States	51,968,333	97.5%

Total Assets	$53,293,715	100.0%

(1)	Investment denominated in USD.
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
For the three months ended March 31, 2023 and March 31, 2022, the Company incurred investment advisory fees payable to the Adviser of $265,381 and $299,270, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.
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
For the three months ended March 31, 2023 and March 31, 2022, the Company incurred $0 and recognized a reduction $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of March 31, 2023.

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
For the three months ended March 31, 2023 and March 31, 2022, the Company incurred administration fees payable to the Adviser of $52,321 and $59,601, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.
Organization and Offering Costs
Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three months ended March 31, 2023 and March 31, 2022, the Adviser did not incur or pay organization costs on our behalf.
Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.
Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2023, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
Fees Paid to Officers and Directors
Each director who oversees all of the portfolios in the Fund Complex (as defined below) receives an annual retainer of $
150,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The annual retainer for a director who does not oversee all of the portfolios in the Fund Complex is prorated based on the portion of the $150,000 annual retainer allocable to the portfolios overseen by such director. Directors are reimbursed for actual out-of-pocket
expenses relating to attendance at meetings. In addition, the Chairman of the Board and the Chairman of the Audit and Qualified Legal Committee each receive an additional payment of $10,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The Directors do not receive any separate compensation in connection with service on Committees or for attending Board or Committee Meetings. They do not have any pension or retirement plan. The “Fund Complex” consists of all of the RICs advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employed by the Adviser, its affiliates or Skyview Group, Inc. (“Skyview”).
For the three months ended March 31, 2023 and March 31, 2022, the Company recorded an expense relating to director fees of $4,967 and $3,731, respectively, which represents the allocation of the director fees to the Company. As of March 31, 2023, there was no expenses payable relating to director fees.

Expense Limits and Reimbursements
Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end
value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year
terms unless it is terminated by the Company or the Adviser upon written notice within 60 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 202
4
.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of March 31, 2023 is $919,754. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of March 31, 2023, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
March 31, 2023	$208,486	$126,628	$81,858	$81,858	March 31, 2026

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2022	$913,273	$535,679	$377,594	$92,216	December 31, 2025
September 30, 2022	$678,333	$392,955	$285,378	$124,667	September 30, 2025
June 30, 2022	$434,019	$273,308	$160,711	$98,950	June 30, 2025
March 31, 2022	$211,896	$150,135	$61,761	$61,761	March 31, 2025
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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2020	$989,447	$639,959	$349,488	$101,541	December 31, 2023
September 30, 2020	687,228	439,281	247,947	94,039	September 30, 2023
June 30, 2020	445,585	291,677	153,908	(30,539)	June 30, 2023
March 31, 2020	257,226	72,779	184,447	—	Expired
During the three months ended March 31, 2023, $184,447 of expense reimbursements that were eligible for recoupment by the Adviser expired.
There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.
Net Increase from Amounts Committed by Affiliates
For the three months ended March 31, 2023 and March 31, 2022, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the NAV as of March 31, 2023 would have been lower by approximately this amount.
Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.
Receivable from Adviser / Payable to Adviser
As of March 31, 2023 and December 31, 2022, $81,858 and $92,216 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.
As of March 31, 2023 and December 31, 2022, the Company owed $317,702 and $314,993, respectively, to the Adviser, largely related to advisory fees, and administration fees.
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
Uncertainty in Income Taxes
The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the three months ended March 31, 2023 and March 31, 2022, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
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
The Company conducted its quarterly tender offer for the first quarter of 2023 from February 23, 2023, until expiration of March 24 2023
,
at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 181,298 shares of the Company were tendered for repurchase, constituting approximately 1.86% of the Company’s outstanding shares.
For the three months ended March 31, 2023, the Company repurchased 0 shares as part of its death and disability repurchase program.
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
From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, bas ed on
the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2023.

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2023, the Company had no unfunded debt commitments.
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
Conflict of Interest Risk
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
Pandemics and Associated Economic Disruption Risk
An outbreak of respiratory disease caused by a novel coronavirus was first detected in China in late 2019 and subsequently spread globally (“COVID-19”). This coronavirus has resulted in and may continue to result in the closing of borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general anxiety and economic uncertainty. The impact of this has resulted in a substantial economic volatility. Health crises caused by outbreaks of disease, such as the coronavirus, may exacerbate other pre-existing
political, social and economic risks. The impact of this outbreak, and other epidemics and pandemics that may arise in the future, could continue to negatively affect the global economy, as well as the economies of individual countries, individual companies and the market in general in significant and unforeseen ways. For example, a widespread health crisis such as a global pandemic could cause substantial market volatility, exchange trading suspensions and closures, impact the Company’s ability to complete tender offer requests, and affect Company performance. Any such impact could adversely affect the Company’s performance, the performance of the issuers in which the Company invests, lines of credit available to the Company and may lead to losses on your investment in the Company. In addition, the increasing interconnectedness of markets around the world may result in many markets being affected by events or conditions in a single country or region or events affecting a single or small number of issuers.
The United States responded to the COVID-19 outbreak and resulting economic distress with fiscal and monetary stimulus packages, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed in late March 2020. The CARES Act provides for over $
2.2
 trillion in resources to small businesses, state and local governments, and individuals adversely impacted by the
COVID-19
pandemic. Further, in March 2021, the government passed the American Rescue Plan Act of 2021, a $
1.9
 trillion stimulus bill to accelerate the United States’ recovery from the economic and health effects of the
COVID-19
pandemic. In late December 2020, the government also passed a spending bill that included $900 billion in stimulus relief for the COVID-19 pandemic. In addition, in mid-March
2020, the Fed cut interest rates to historically low levels and announced a new round of quantitative easing, including purchases of corporate and municipal government bonds. The Fed also enacted various programs to support liquidity operations and funding in the financial markets, including expanding its reverse repurchase agreement operations, which added $1.5
trillion of liquidity to the banking system; establishing swap lines with other major central banks to provide dollar funding; establishing a program to support money market funds; easing various bank capital buffers; providing funding backstops for businesses to provide bridging loans for up to four years; and providing funding to help credit flow in asset-backed securities markets. In addition, the Fed extended credit to small- and medium-sized
businesses. As the Fed “tapers” or reduces the amount of securities it purchases pursuant to quantitative easing, and/or if the Fed raises the federal funds rate, there is a risk that interest rates will rise, which could expose fixed-income and related markets to heightened volatility and could cause the value of the Company’s investments, and the Company’s NAV, to decline, potentially suddenly and significantly. As a result, the Company may experience high redemptions and, as a result, increased portfolio turnover, which could increase the costs that the Company incurs and may negatively impact the Company’s performance. There is no assurance that the U.S. government’s support in response to
COVID-19
economic distress will offset the adverse impact to securities in which the Company may invest and future governmental support is not guaranteed.
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
Note 9 — Affiliated Investments
Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “aff iliated” if a
fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control.
 The table below includes non-cash transactions for the three months ended March 31, 2023.
The table below shows affiliated issuers of the Company as of March 31, 2023:

Affiliated investments	Shares at December 31, 2022	Fair value as of December 31, 2022	Transfers in (out) (at cost)	Purchases	Sales	Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of March 31, 2023	Shares at March 31, 2023	Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,409	$1,018,779	$—	$—	$—	$—	$3,512	$1,022,291	23,409	$9,832

NexPoint Capital REIT, LLC (Senior Loans & Common Stocks)	100	1,176,024	7,368,085	463,314	—	—	(1,639,454)	7,367,969	464,041	—

NexPoint Real Estate Finance, Inc.	481,670	7,653,730	(7,368,085)	—	—	—	1,777,618	2,063,263	131,670	90,194

SFR WLIF III, LLC	451,112	424,468	—	—	—	—	(6,287)	418,181	451,112	11,430

Total affiliated investments	956,291	$10,273,001	$—	$463,314	$—	$—	$135,389	$10,871,704	1,070,232	$111,456

Note 10 — Financial Highlights
Selected data for a share outstanding throughout the three months ended March 31, 2023 and March 31, 2022 is as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023 (Unaudited)	March 31, 2022 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$5.55	$6.32
Income from investment operations:
Net investment income (1)	0.04	0.05
Net realized and unrealized gain (loss)	(0.14)	0.07

Total from investment operations	(0.10)	0.12

Less distribution declared to common shareholders:
From net investment income	(0.09)	(0.09)

Total distributions declared to common shareholders	(0.09)	(0.09)

Capital share transaction
Issuance of common stock (2)	—	—
Shares tendered (1)	—	—
Net asset value, end of period	$5.36	$6.35
Net asset value total return (3)(4)	(1.80)%	1.83%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$51,159	$62,947
Shares outstanding, end of period	9,548,899	9,918,671
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses (5)	4.05%	3.72%
Fees and expenses waived or reimbursed (5)	(0.62)%	(0.39)%
Net operating expenses (5)	3.43%	3.33%
Net investment income (loss) before fees waived or reimbursed (5)	2.14%	2.73%
Net investment income (loss) after fees waived or reimbursed (5)	2.76%	3.12%
Portfolio turnover rate (4)	1%	26%
Asset coverage ratio	—%	—%
Weighted average commission rate paid (6)	$—	$—

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

Effective July 12 2022, certain Skyview personnel became dual-employees of NexPoint Services, Inc., a wholly-owned subsidiary of the Adviser. The same services are being performed by the dual-employees. The Adviser, and not the Company, will compensate all Adviser, Skyview, and dual-employee personnel who provide services to the Company.

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

We seek to invest primarily in securities deemed by the Adviser to be high income generating debt investments and income generating equity securities of privately held companies in the United States. We expect the portfolio will be concentrated primarily in senior floating rate debt securities, although we may invest without limit in securities which rank lower than senior secured instruments and may invest without limit in investments with a fixed rate of interest. We will buy syndicated loans, various tranches of CLOs and other debt instruments in the secondary market as well as originate debt so we can tailor the investment parameters more precisely to our needs. We also intend to invest a portion of the portfolio in equity securities that are non-income producing, when doing so will help us achieve our objective of long-term capital appreciation. We expect the size of our positions will range from less than $1,000,000 to $20,000,000, although investments may be larger as our asset base increases. We may selectively make investments in amounts larger than $20,000,000 in some of our portfolio companies. While our asset base increases, we may make smaller investments. We may invest up to 15% of our net assets in entities that are excluded from registration under the 1940 Act by virtue of Sections 3(c)(1) and 3(c)(7) of the 1940 Act (such as private equity funds or hedge funds). This limitation does not apply to any CLOs, certain of which may rely on Sections 3(c)(1) or 3(c)(7) of the 1940 Act.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of March 31, 2023, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.7 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one-year anniversary of the effective date of the registration statement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2024.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of March 31, 2023, is $919,754. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein. The following table reflects the 2023 quarterly fee waivers and expense reimbursements due from the Adviser as of March 31, 2023, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
March 31, 2023	$208,486	$126,628	$81,858	$81,858	March 31, 2026

The following table reflects the 2022 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2022, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2022	$913,273	$535,679	$377,594	$92,216	December 31, 2025
September 30, 2022	678,333	$392,955	$285,378	$124,667	September 30, 2025
June 30, 2022	434,019	$273,308	$160,711	$98,950	June 30, 2025
March 31, 2022	211,896	$150,135	$61,761	$61,761	March 31, 2025

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2020	$989,447	$639,959	$349,488	$101,541	December 31, 2023
September 30, 2020	687,228	439,281	247,947	94,039	September 30, 2023
June 30, 2020	445,585	291,677	153,908	(30,539)	June 30, 2023
March 31, 2020	257,226	72,779	184,447	-	Expired

During the three months ended March 31, 2023, $184,447 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three months ended March 31, 2023 and March 31, 2022:

During the three months ended March 31, 2023, we did not make long investments in portfolio companies and other investments. During the same period, we generated proceeds from sales and principal repayments on long investments of $3,345,666. As of March 31, 2023, our investment portfolio, with a total fair value of $48.7 million, consisted of 39 interests in portfolio companies (calculated as a percentage of total invested assets: 18.4% in first lien senior secured loans, 2.2% in second lien senior secured loans, 5.1% in corporate bonds, 0.0% in asset-backed securities, 0.3% in warrants, 28.5% in common stock, 24.6% in preferred stock, and 20.9% in LLC interests). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 93.56% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 3.08% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three months ended March 31, 2023, and March 31, 2022. The table below includes non-cash transactions for the three months ended March 31, 2023.

Net Investment Activity	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Purchases	$463,314	$6,918,805
Payment-in-kind	29,847	106,711
Sales and Principal Repayments	(3,808,980)	(5,631,508)

Net Portfolio Activity	$(3,315,819)	$(1,394,008)

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$463,314	100%	$2,910,000	42.06%
Senior Secured Loans—Second Lien	—	—	—	0.0%
Corporate Bonds	—	—	—	0.0%
Preferred Stocks	—	—	4,000,000	57.81%
LLC Interests	—	—	—	0.0%
Warrants	—	—	—	0.0%
Common Stocks	—	—	8,806	0.13%

Total Investment Activity	$463,314	100%	$6,918,805	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2023, and December 31, 2022:

March 31, 2023
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$13,218,569	$8,961,395	18.4%
Senior Secured Loans — Second Lien	1,485,503	1,070,222	2.2%
Asset-Backed Securities	388,541	7,280	0.0%
LLC Interests	10,734,196	10,164,439	20.9%
Corporate Bonds	3,375,246	2,500,245	5.1%
Common Stocks	9,705,017	13,883,249	28.5%
Preferred Stocks	11,829,986	11,981,888	24.6%
Warrants	74,284	162,811	0.3%

Total Invested Assets	$50,811,343	$48,731,529	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2022
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$14,645,107	$11,575,822	21.7%
Senior Secured Loans — Second Lien	2,976,056	2,652,371	5.0%
Asset-Backed Securities	388,541	7,036	0.0%
LLC Interests	3,666,112	4,689,242	8.8%
Corporate Bonds	3,358,783	2,704,917	5.1%
Common Stocks	17,073,102	19,514,684	36.6%
Preferred Stocks	11,829,986	11,967,910	22.5%
Warrants	74,284	181,733	0.3%

Total Invested Assets	$54,011,971	$53,293,715	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Number of Investments	39	39
% Variable Rate (based on fair value)	57%	71%
% Non-Income Producing Equity or Other Investments (based on fair value)	41%	27%
Weighted Average Cost Price of Investments (as a % of par or stated value)	93.56%	94.17%
Weighted Average Credit Rating of Investments that were Rated	Caa3	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.0%	0.0%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2023, and December 31, 2022:

	March 31, 2023		December 31, 2022
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$6,134,538	12.8%	$6,183,456	11.6%
Broadly Syndicated – Public	2,525,336	7.7%	2,561,915	4.8%
Middle-Market	37,830,863	74.4%	42,133,492	74.4%
Opportunistic/Other	2,240,792	5.1%	2,414,852	5.1%

Total Invested Assets	$48,731,529	100.0%	$53,293,715	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2023, and December 31, 2022:

	March 31, 2023		December 31, 2022
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	$42,500	0.1%
Consumer Products	2,841,603	5.8%	3,088,750	5.8%
Energy	1,781,926	3.7%	1,752,941	3.3%
Financials	3,139,780	6.4%	3,180,161	6.0%
Healthcare	21,288,682	43.7%	26,101,074	49.0%
Media/Telecommunications	269,529	0.6%	310,563	0.6%
Real Estate Investment Trusts (REITs)	1,022,291	2.1%	1,018,779	1.9%
Real Estate	12,208,413	25.0%	11,613,122	21.8%
Service	2,268	0.0%	2,268	0.0%
Telecommunication Services	6,134,537	12.6%	6,183,457	11.6%

Total Invested Assets	$48,731,529	100.0%	$53,293,715	100.0%

As of March 31, 2023, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, Inc., NexPoint Capital, REIT, SFR WLIF III, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of March 31, 2023, and December 31, 2022, 48.3% and 53.5% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Sapience Therapeutics, Inc.: As of March 31, 2023, and December 31, 2022, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.3 million and $8.1 million, respectively. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.

CCS Medical, Inc.: As of March 31, 2023, and December 31, 2022, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million and $3.0 million, respectively. CCS Medical, Inc. provides direct-to-home delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.

Hadrian Merger Sub, Inc.: As of March 31, 2023, and December 31, 2022, we held corporate bonds of Hadrian Merger Sub, Inc. with an aggregate fair value of $2.2 million and $2.4 million, respectively. Hadrian Merger Sub, Inc’s parent, Heartland Dental is a leading dental support organization in the United States and provides non-clinical administrative support services. As of March 31, 2023, the company supported more than 2,600 doctors in more than 1,650 supported dental offices across 38 states.

Covenant Surgical Partners, Inc.: As of March 31, 2023, and December 31, 2022, we held first lien senior secured loans of Covenant Surgical Partners, Inc. with an aggregate fair value of $1.6 million and $1.6 million, respectively. Covenant Physician Partners is a physician services company that partners with leading healthcare providers across the country to grow thriving practices and centers. As of March 31, 2023, the company delivered physician services to nearly 1,735 associates and physicians in 19 states.

Apnimed, Inc.: As of March 31, 2023, and December 31, 2022, we held preferred shares of Apnimed Inc, with an aggregate fair value of $2.3 million and $2.3 million, respectively. Apnimed, Inc. is a clinical-stage pharmaceutical company focused on developing oral pharmacologic therapies for the treatment of obstructive sleep apnea (OSA) and related disorders. Apnimed’ s lead development program targets the neurologic control of upper airway muscles to maintain an open airway during sleep.

Results of Operations for the three months ended March 31, 2023

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

Expenses

For the three months ended March 31, 2023, we had total net operating expenses of $451,311 or $0.05 per share. For the three months ended March 31, 2022, we had total net operating expenses of $523,488 or $0.05 per share, respectively. Base management fees attributed to the Adviser were $265,381 for the three months ended March 31, 2023. Base management fees attributed to the Adviser were $299,270 for the three months ended March 31, 2022. Our expenses include administrative services expenses attributed to the Adviser of $52,321 and $59,601 for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

Our other expenses subject to the Expense Limitation Agreement for three months ended March 31, 2023, and March 31, 2022, were $208,486 and $211,896, respectively, and consisted of the following:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Audit and tax fees	$40,348	$39,474
Legal fees	9,189	18,218
Custodian and accounting service fees	75,987	76,747
Reports to stockholders	18,232	17,795
Stock transfer fee	41,136	50,183
Directors’ fees	4,967	3,731
Other expenses	18,627	5,748

Total	$208,486	$211,896

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income

We earned net investment income of $363,521 or $0.04 per share, and $491,122 or $0.05 per share, for the three months ended March 31, 2023 and March 31, 2022, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $3,345,666 and $5,643,969 during the three months ended March 31, 2023 and March 31, 2022, respectively, from which we realized a net gains/(losses) of $20,220 and $167,104, respectively

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2023, and March 31, 2022, the net change in unrealized appreciation (depreciation) on investments totaled $(1,361,558) or $(0.14) per share, and $486,791 or $0.05 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2023, was primarily driven by the performance of Envision Healthcare Term Loan. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2022, was primarily driven by the performance of American Banknote Corp.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three months ended March 31, 2023, and March 31, 2022. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of March 31, 2023, would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2023, and March 31, 2022, the net increase/(decrease) in net assets resulting from operations was $(977,817) or $(0.10) per share, and $1,145,017 or $0.11 per share, respectively.

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Income	$814,832	$1,014,610
Net expenses	(451,311)	(523,488)
Net realized gain/(loss)	20,220	167,104
Net unrealized appreciation (depreciation)	(1,361,558)	486,791
Net increase from amounts committed by affiliates	—	—

Total	$(977,817)	$1,145,017

Financial Condition, Liquidity and Capital Resources

As of March 31, 2023, and March 31, 2022, we had cash and cash equivalents of $1,131,784 and $1,279,391, respectively. As of March 31, 2023, and March 31, 2022, $773,826 and $1,223,616 was held in the State Street U.S. Government Money Market Fund, and $357,958 and $55,755 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of March 31, 2023, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.7 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the three months ended March 31, 2023, and March 31, 2022, respectively, and were offset against capital in excess of par value on the financial statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2023 and March 31, 2022, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2023, and March 31, 2022, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of March 31, 2023.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three months ended March 31, 2023, and March 31 2022, the Company did not distribute in excess of net investment income.

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

For the three months ended March 31, 2023, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
3/31/2023	$0.090	$859,401	$—
1/2/2023(2)	—	—	294,055

Total	$0.090	$859,401	$294,055

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2022 Dividend was reinvested in January 2023, see total December 2022 Dividend in table below.

For the year ended December 31, 2022, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
12/31/2022(3)	$0.090	$870,980	$—
9/30/2022	0.090	874,461	303,070
6/30/2022	0.090	887,710	298,766
3/31/2022	0.090	892,680	301,212
1/2/2022(2)	—	—	306,152

Total	$0.360	$3,525,831	$1,209,200

[1]	Of the total dividends shown, $1,999,373 was classified as a return of capital.
[2]	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.
[3]	The December 2022 Dividend was re invested in January 2023.

For the year ended December 31, 2021, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
12/31/2021(3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,406
1/2/2021(2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2020 Dividend was reinvested in January 2021.
[3]	The December 2021 Dividend was reinvested in January 2022.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•	In aggregate as of March 31, 2023, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.7 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of March 31, 2023, would have been lower. These payments are not recoupable by the Adviser.

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

•

Preliminary valuation conclusions are then documented and discussed with the Valuation Committee established by the Adviser to assist the Adviser in discharging its responsibilities as valuation designee.

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

As of March 31, 2023, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$7,267
PAMCO CLO 1997-1A B	Asset-Backed Securities	13
American Banknote Corp.	Common Stocks	1,732,500
IQHQ, Inc.	Common Stocks	2,359,000
TerreStar Corp.	Common Stocks	5,032,249
Wayne Services Legacy Inc.	Common Stocks	2,268
NexPoint Capital REIT, LLC	LLC Interests	6,904,655
SFR WLIF III, LLC	LLC Interests	418,181
US GAMING LLC	LLC Interests	2,841,603
Apnimed, Inc.	Preferred Stocks	1,499,989
Apnimed, Inc.	Preferred Stocks	799,993
Sapience Therapeutics, Inc.	Preferred Stocks	4,581,906
Sapience Therapeutics, Inc.	Preferred Stocks	3,700,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
NexPoint Capital REIT, LLC	Senior Secured Loans	463,314
TerreStar Corp.	Senior Secured Loans	836,016
TerreStar Corp.	Senior Secured Loans	197,921
TerreStar Corp.	Senior Secured Loans	35,360
TerreStar Corp.	Senior Secured Loans	32,991

As of December 31, 2022, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$7,023
PAMCO CLO 1997-1A B	Asset-Backed Securities	13
American Banknote Corp.	Common Stocks	1,732,500
IQHQ, Inc.	Common Stocks	2,359,000
Terrestar Corp.	Common Stocks	5,114,214
Wayne Services Legacy Inc.	Common Stocks	2,269
NexPoint Capital REIT, LLC	LLC Interests	1,176,024
SFR WLIF III, LLC	LLC Interests	424,468
US Gaming, LLC	LLC Interests	3,088,750
Apnimed, Inc.	Preferred Stocks	1,499,989
Apnimed, Inc.	Preferred Stocks	799,994
Sapience Therapeutics, Inc.	Preferred Stocks	4,549,525

Instrument	Type	Fair Value
Sapience Therapeutics, Inc.	Preferred Stocks	$3,677,777
Carestream Health, Inc.	Senior Secured Loans	511,483
CCS Medical, Inc.	Senior Secured Loans	3,000,000
Terrestar Corp.	Senior Secured Loans	810,953
Terrestar Corp.	Senior Secured Loans	191,988
Terrestar Corp.	Senior Secured Loans	34,300
Terrestar Corp.	Senior Secured Loans	32,002

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2023, and March 31, 2022, the Adviser did not incur or pay any organization costs on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three months ended March 31, 2023, the Adviser incurred offering costs of $0 on our behalf. For the three months ended March 31, 2022, the Adviser incurred offering costs of $0 and on our behalf. For the three months ended March 31, 2023, the Company capitalized $0 of offering costs. For the three months ended March 31, 2022, the Company capitalized $0 of offering costs. Of the capitalized offering costs, $0 were amortized to expense during the three months ended March 31, 2023. Of the capitalized offering costs, $0 were amortized to expense during the three months ended March 31, 2022. As of March 31, 2023 and March 31, 2022, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2023, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of March 31, 2023, 57% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2022. The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.

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

Assuming that the Statement of Assets and Liabilities as of March 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	55,579	—	55,579
Up 100 basis points	111,158	—	111,158
Up 200 basis points	222,316	—	222,316
Up 300 basis points	333,475	—	333,475

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

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: May 15, 2023	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: May 15, 2023	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer