Form 10-Q
period 2023-06-30
NexPoint Capital, Inc.
filed 2023-08-14
CIK 1588272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

COMMISSION FILE NUMBER: 814-01074

NexPoint Capital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3926499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Crescent Court , Suite 700
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the Registrant had 9,422,143 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements
NexPoint Capital, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Unaffiliated investments, at fair value (cost of $34,311,623 and $41,687,079, respectively)	$37,014,190	$43,020,714
Affiliated investments, at fair value (cost of $12,788,206 and $12,324,892, respectively) (1)	11,172,832	10,273,001
Cash and cash equivalents	2,073,074	1,629,846
Receivable for investments sold	3,003	—
Dividends and interest receivable	466,398	220,194
Receivable from Adviser (2)	102,016	92,216
Prepaid expenses	11,184	15,905

Total assets	50,842,697	55,251,876

Liabilities
Payable for fund shares repurchased	3,971	—
Payable to Adviser (2)	280,357	314,993
Accrued expenses and other liabilities	175,497	371,736
Distributions payable	848,061	870,980

Total liabilities	1,307,886	1,557,709

Commitments and contingencies (3)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 9,422,143 and 9,677,593 shares issued and outstanding, respectively)	9,422	9,678
Paid-in capital in excess of par	85,590,492	86,949,376
Distributable earnings (accumulated loss)	(36,065,103)	(33,264,887)

Total net assets	$49,534,811	$53,694,167

Net asset value per share of common stock	$5.26	$5.55

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income:
Interest	$472,457	$486,230	$1,109,279	$1,048,837
Interest paid-in-kind	31,363	28,068	61,210	134,779
Dividend income from unaffiliated investments	303,428	312,289	340,135	407,922
Dividend income from affiliated investments (1)	111,188	273,309	222,644	522,968

Total investment income	918,436	1,099,896	1,733,268	2,114,506
Expenses:
Investment advisory fees (2)	233,002	282,361	498,383	581,631
Custodian and accounting service fees	77,859	77,542	153,847	154,289
Administration fees (2)	47,356	56,734	99,677	116,335
Stock transfer fee	41,441	52,080	82,577	102,263
Audit and tax fees	41,508	40,443	81,856	79,917
Other expenses	32,278	26,147	57,885	46,377
Reports to stockholders	19,500	20,919	37,732	38,714
Legal fees	9,707	9,381	18,896	27,599
Directors’ fees (2)	5,735	3,982	10,702	7,713

Total expenses	508,386	569,589	1,041,555	1,154,838
Expenses (waived) or recouped by the Adviser (2)	(102,016)	(98,950)	(183,874)	(160,711)

Net expenses	406,370	470,639	857,681	994,127

Net investment income	512,066	629,257	875,587	1,120,379

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	(3,794,010)	98,325	(3,773,790)	340,033
Affiliated investments (1)	—	—	—	(74,604)
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	2,865,879	(1,891,728)	1,368,932	(3,229,792)
Affiliated investments (1)	301,128	(1,764,135)	436,517	60,720

Net realized and unrealized gains (losses)	(627,003)	(3,557,538)	(1,968,341)	(2,903,643)

Net increase (decrease) in net assets resulting from operations	(114,937)	(2,928,281)	(1,092,754)	(1,783,264)

Per share information - basic and diluted per common share
Net investment income:	$0.05	$0.06	$0.09	$0.11
Earnings (loss) per share:	$(0.01)	$(0.29)	$(0.11)	$(0.18)
Weighted average shares outstanding:	9,572,445	9,949,487	9,635,699	9,970,028

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at March 31, 2023	9,548,899	$9,549	$86,251,860	$(35,102,105)	$51,159,305
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	512,066	512,066
Net realized gain (loss) on investments	—	—	—	(3,794,010)	(3,794,010)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	3,167,007	3,167,007
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(179,159)	(179)	(942,199)	—	(942,378)
Reinvestment of common stock	52,403	52	280,830	—	280,882
Distributions to stockholders	—	—	—	(848,061)	(848,061)

Total increase (decrease) for the three months ended June 30, 2023	(126,756)	(127)	(661,369)	(962,998)	(1,624,494)

Balance at June 30, 2023	9,422,143	$9,422	$85,590,492	$(36,065,103)	$49,534,811

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

Balance at December 31, 2022	9,677,593	$9,678	$86,949,376	$(33,264,887)	$53,694,167
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	875,587	875,587
Net realized gain (loss) on investments	—	—	—	(3,773,790)	(3,773,790)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,805,449	1,805,449
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(360,457)	(360)	(1,933,717)	—	(1,934,077)
Reinvestment of common stock	105,007	104	574,833	—	574,937
Distributions to stockholders	—	—	—	(1,707,462)	(1,707,462)

Total increase (decrease) for the six months ended June 30, 2023	(255,450)	(256)	(1,358,884)	(2,800,216)	(4,159,356)

Balance at June 30, 2023	9,422,143	$9,422	$85,590,492	$(36,065,103)	$49,534,811

Distributions to stockholders per share	—	$—	$—	$0.18	$0.18

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (Accumulated Loss)	Total Net Assets
Balance at March 31, 2022	9,918,671	$9,919	$90,891,788	$(27,954,430)	$62,947,277
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	629,257	629,257
Net realized gain (loss) on investments	—	—	—	98,325	98,325
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,655,863)	(3,655,863)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(102,662)	(103)	(617,923)	—	(618,027)
Reinvestment of common stock	47,435	47	301,165	—	301,212
Distributions to stockholders	—	—	—	(887,710)	(887,710)

Total increase (decrease) for the three months ended June 30, 2022	(55,227)	(56)	(316,758)	(3,815,991)	(4,132,805)

Balance at June 30, 2022	9,863,444	$9,863	$90,575,030	$(31,770,421)	$58,814,472

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

Balance at December 31, 2021	9,956,228	$9,956	$91,135,719	$(28,206,767)	$62,938,908
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,120,379	1,120,379
Net realized gain (loss) on investments	—	—	—	265,429	265,429
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,169,072)	(3,169,072)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(188,661)	(189)	(1,167,957)	—	(1,168,146)
Reinvestment of common stock	95,877	96	607,268	—	607,364
Distributions to stockholders	—	—	—	(1,780,390)	(1,780,390)

Total increase (decrease) for the six months ended June 30, 2022	(92,784)	(93)	(560,689)	(3,563,654)	(4,124,436)

Balance at June 30, 2022	9,863,444	$9,863	$90,575,030	$(31,770,421)	$58,814,472

Distributions to stockholders per share	—	$—	$—	$0.18	$0.18

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows provided by (used in) operating activities
Net decrease in net assets resulting from operations	$(1,092,754)	$(1,783,264)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	—	(8,146,735)
Payment-in-kind investments	(61,210)	(134,779)
Proceeds from sales and principal repayments of investment securities	3,369,020	9,314,826
Net realized gain (loss) on investments	3,773,790	(265,429)
Net change in unrealized (appreciation) depreciation on investments	(1,805,449)	3,169,072
Amortization of premium/discount, net	(169,458)	(168,779)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(3,003)	986,722
(Increase) decrease in dividends and interest receivable	(246,204)	334,600
(Increase) decrease in receivable from Adviser	(9,800)	(107)
(Increase) decrease in prepaid expenses	4,721	5,889
Increase (decrease) in payable for investments purchased	—	(301,369)
Increase (decrease) in payable to Adviser	(34,636)	(39,133)
Increase (decrease) in accrued expenses and other liabilities	(196,239)	93,998

Net cash flows provided by (used in) operating activities	3,528,778	3,065,512

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(1,930,106)	(1,168,146)
Distributions paid in cash	(1,155,444)	(1,181,377)

Net cash flows (used in) financing activities	(3,085,550)	(2,349,523)

Net increase in cash and cash equivalents	443,228	715,989

Cash and cash equivalents
Beginning of the period	1,629,846	2,811,171

End of the period	$2,073,074	$3,527,160

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$61,210	$134,779
Reinvestment of distributions paid	$574,937	$607,364
Local and excise taxes paid	$51,561	$36,574

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of June 30, 2023
(Unaudited)

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 19.3% (4)
Healthcare – 16.1%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan) (5) (6)	L + 375	5.37%	2/27/2026	$1,461,280	$1,458,055	$1,387,120
Carestream Health, Inc. (First Lien Term Loan) (7)	SOFR + 750	5.34%	9/30/2027	658,467	574,046	481,998
CCS Medical, Inc (First Lien Term Loan) (6) (8) (9)	L + 1400	5.54%	4/7/2026	3,000,000	2,935,642	3,000,000
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan) (6)	4% Fixed		7/1/2026	333,333	333,749	260,833
Covenant Surgical Partners, Inc. (First Lien Term Loan) (6)	S + 400	4.82%	7/1/2026	1,605,249	1,607,397	1,256,107
Sound Inpatient Physicians (Second Lien Term Loan) (6)	L + 675	5.27%	6/26/2026	1,555,556	1,490,723	840,000
Wellpath Holdings, Inc. (First Lien Term Loan) (6)	L + 550	5.48%	10/1/2025	979,487	975,809	733,391

						7,959,449

Real Estate – 0.9%
NexPoint Capital REIT, LLC (First Lien Term Loan) (8) (9) (10)	PRIME	8.00%	3/25/2025	463,314	463,314	463,314

Telecommunication Services – 2.3%
TerreStar Corp. (First Lien Term Loan G) (8) (9)	11% PIK	1.00%	2/28/2024	36,463	36,463	36,281
TerreStar Corp. (First Lien Term Loan H) (8) (9)	11% PIK	1.00%	2/28/2024	34,021	34,021	33,851
TerreStar Corp. (First Lien Term Loan E) (8) (9)	11% PIK	12.00%	2/28/2024	862,109	862,109	857,798
TerreStar Corp. (First Lien Term Loan F) (8) (9)	11% PIK	1.00%	2/28/2024	204,098	204,098	203,078

						1,131,008

Total Senior Secured Loans						9,553,771

Asset-Backed Securities – 0.0%
Financials – 0.0%
Grayson Investor Corp. (5) (8) (9) (11) (12) (13)				800	218,666	3,340
PAMCO CLO 1997-1A B (5) (8) (9) (11) (13) (14)				295,435	169,875	12

						3,352

Total Asset-Backed Securities						3,352

Corporate Bonds – 5.4%
Healthcare – 4.9%
Hadrian Merger Sub, Inc. (11)			5/1/2026	2,728,000	2,494,130	2,447,482

Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (5)			5/1/2026	116,808	313,455	98,133
iHeartCommunications, Inc. (5)			5/1/2027	214,073	584,792	142,949

						241,082

Total Corporate Bonds						2,688,564

				Shares
Common Stocks – 26.9%
Chemicals – 0.1%
MPM Holdings, Inc. (15)				8,500	17,000	42,500

Energy – 2.7%
Quarternorth Energy, Inc.				11,534	981,428	1,319,201

Financials – 3.5%
American Banknote Corp. (8) (9) (15)				750,000	2,062,500	1,732,500

Real Estate – 8.9%
Nexpoint Real Estate Finance, Inc. (10)				131,670	2,592,506	2,052,729
IQHQ, Inc. (8) (9)				100,000	1,500,000	2,359,000

						4,411,729

Real Estate Investment Trust (REIT) – 2.1%
NexPoint Residential Trust, Inc. (5) (10)				23,409	698,189	1,064,662

Service – 0.0%
Wayne Services Legacy Inc. (8) (9) (15)				237	253,404	2,346

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Unaudited)

Telecommunication Services – 9.6%
TerreStar Corp. (8) (9) (15)		14,035	$1,599,990	$4,750,988

Total Common Stocks				13,323,926

LLC Interests – 21.1%
Consumer Products – 5.8%
US Gaming, LLC (8) (9) (15)		1,700	1,700,000	2,859,791

Real Estate – 15.3%
NexPoint Capital REIT, LLC (8) (9) (10)		737	8,663,085	7,246,808
SFR WLIF III, LLC (8) (9) (10)		371,112	371,111	345,319

				7,592,127

Total LLC Interests				10,451,918

	Preferred Dividend Rate

Preferred Stocks – 24.2%
Financials – 2.8%
777 Partners, LLC	10.00%	750	750,000	706,875
United Fidelity Bank FSB	7.00%	1,000	1,000,000	675,000

				1,381,875

Healthcare – 21.4%
Apnimed, Inc. (8) (9)	8.00%	135,122	1,199,994	1,499,989
Apnimed, Inc. (Series C-2) (8) (9)	8.00%	72,065	799,993	799,993
Sapience Therapeutics, Inc. (Series B Preferred Shares) (8) (9) (16)	8.00%	1,619,048	4,080,000	4,581,906
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (8) (9) (16)	8.00%	1,111,111	4,000,000	3,700,000

				10,581,888

Total Preferred Stocks				11,963,763

Warrants – 0.4%
Energy – 0.4%
QuarterNorth Tranche 1 (15)		5,738	16,122	105,198
QuarterNorth Tranche 2 (15)		11,051	5,175	88,408

				193,606

Media/Telecommunications – 0.0%
iHeartMedia, Inc. (5) (15)		2,875	52,988	8,122

Total Warrants				201,728

Total Investments- 97.3%			$47,099,829	$48,187,022

Cash Equivalents –3.7% (17)				$1,810,506
Other Assets & Liabilities, net- (0.9%)				$(462,717)

Net Assets- 100.0%				$49,534,811

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
(4)
Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at June 30, 2023. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)
The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company (“BDC”), may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets.
Non-qualifying
assets represented 4.9% of the Company’s total assets as of June 30, 2023.

(6)
The interest rate on these investments is subject to a base rate of
3-Month
LIBOR, which at June 30, 2023 was 5.55%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(7)	The interest rate on these investments is subject to a base rate of 3-Month SOFR, which at June 30, 2023 was 5.27%

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Unaudited)

(8)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of
Directors
(the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule
2a-5
of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $34,476,314 or 69.7% of net assets were fair valued under the Company’s valuation procedures as of June 30, 2023.

(9)
Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(10)	Represents an affiliated issuer. Assets with a total aggregate market value of $11,172,832, or 22.5% of net assets, were affiliated with the Company as of June 30, 2023. See Note 9.
(11)
Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of June 30, 2023, these securities amounted to $2,450,834, or 4.9% of net assets.

(12)	The investment is considered to be the equity tranche of the issuer.
(13)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(14)	The issuer is in default of its payment obligation, or is in danger of default.
(15)	Non-income producing security.
(16)	All or a portion of this security is held through BDC Sapience Holdco, LLC (See Note 1).
(17)	State Street U.S. Government Money Market Fund.
Glossary

PIK	Payment-in-Kind

See Consolidated Notes to Financial Statements

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

See Notes to Financial Statements
.

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

See Notes to Financial Statements.

NexPoint Capital, Inc.
Consolidated Notes to Financial Statements (Unaudited)
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
The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. In aggregate as of June 30, 2023, the Adviser controls 2,549,002 total shares of common stock (or 27.1%) of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million.
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
Consolidation of Subsidiary
The Company may make investments through wholly-owned subsidiaries (each a “Subsidiary” and together, the “Subsidiaries”). Such Subsidiaries will not be registered under the
1940

Act. However, the Company will wholly own and control any Subsidiaries. In addition, the Fund does not intend to create or acquire primary control of any entity which primarily engages in investment activities in securities or other assets, other than entities wholly-owned or majority-owned by the Company.
As of June 30, 2023, there is one active subsidiary: the BDC Sapience Holdco, LLC, formed under the laws of the State of Delaware on June 21, 2023 and incorporated in Delaware on June 21, 2023. The Consolidated Schedule of Investments, Consolidated Statement of Assets and Liabilities, Consolidated Statement of Operations, Consolidated Statements of Change
s
in Net Assets, Consolidated Statement
s
of Cash Flows and Consolidated Financials Highlights of the Company include the accounts of the Subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation for the Company. As of June 30, 2023, total assets of the Company were $50,842,697, of which $6,012,000 or approximately 12.0%, was held in BDC Sapience Holdco, LLC.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying financial statements of the C
ompany and related financial information have been prepared pursuant to the requirements for reporting on Form
10-Q
and Article 10 of Regulation
S-X.
The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023. The interim financial data as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.

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
Statements of Cash Flows
Information on financial transactions which have been settled through the receipt or disbursement of cash is presented in the Consolidated Statements of Cash Flows. The cash amount shown in the Consolidated Statements of Cash Flows is the amount included within the Company’s Consolidated Statements of Assets and Liabilities and includes cash on hand at its custodian bank.
Cash and Cash Equivalents
The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the
Consolidated
Statements of Assets and Liabilities. As of June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $2,073,074 and $1,629,846, respectively. As of June 30, 2023 and December 31, 2022, $1,810,506 and $1,420,428 was held in the State Street U.S. Government Money Market Fund, and $262,568 and $209,418 was held in a custodial account with State Street Bank and Trust Company, respectively.
Securities Sold Short and Restricted Cash
The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the
Consolidated
Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Schedules of Investments for the Company, as applicable. As of June 30, 2023 and December 31, 2022, the Company did not have any securities sold short.
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
Other Fee Income
Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up
fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring
fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and six months ended June 30, 2023, the Company recognized $0 and $0 of fee income, respectively. For the three and six months ended June 30, 2022, the Company recognized $0 and $0 of fee income, respectively.

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
As of June 30, 2023, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$3,340
PAMCO CLO 1997-1A B	Asset-Backed Securities	12
American Banknote Corp.	Common Stocks	1,732,500
IQHQ, Inc.	Common Stocks	2,359,000
TerreStar Corp.	Common Stocks	4,750,988
Wayne Services Legacy, Inc.	Common Stocks	2,346
NexPoint Capital REIT, LLC	LLC Interests	7,246,808
SFR WLIF III, LLC	LLC Interests	345,319
US Gaming, LLC	LLC Interests	2,859,791
Apnimed, Inc.	Preferred Stocks	1,499,989
Apnimed, Inc.	Preferred Stocks	799,993
Sapience Therapeutics, Inc.	Preferred Stocks	4,581,906
Sapience Therapeutics, Inc.	Preferred Stocks	3,700,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
NexPoint Capital REIT, LLC	Senior Secured Loans	463,314
TerreStar Corp.	Senior Secured Loans	36,281
TerreStar Corp.	Senior Secured Loans	33,851
TerreStar Corp.	Senior Secured Loans	857,798
TerreStar Corp.	Senior Secured Loans	203,078

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
Determination of fair value involves subjective judgments and estimates. Accordingly, the consolidated notes to the Company’s financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, in the Company’s financial statements. Below is a description of factors that the Adviser and the Valuation Committee may consider when valuing the Company’s debt and equity investments.
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
As of June 30, 2023, the Company’s investments consisted of senior secured loans, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.
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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Healthcare	$—	$4,959,449	$3,000,000	$7,959,449
Real Estate	—	—	463,314	463,314
Telecommunication Services	—	—	1,131,008	1,131,008
Asset-Backed Securities
Financials	—	—	3,352	3,352
Corporate Bonds
Healthcare	—	2,447,482	—	2,447,482
Media/Telecommunications	—	241,082	—	241,082
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,319,201	—	1,319,201
Financials	—	—	1,732,500	1,732,500
Real Estate	2,052,729	—	2,359,000	4,411,729
Real Estate Investment Trust (REITs)	1,064,662	—	—	1,064,662
Service	—	—	2,346	2,346
Telecommunication Services	—	—	4,750,988	4,750,988
LLC Interests
Consumer Products	—	—	2,859,791	2,859,791
Real Estate	—	—	7,592,127	7,592,127
Preferred Stocks
Financials	—	1,381,875	—	1,381,875
Healthcare	—	—	10,581,888	10,581,888
Warrants
Energy	—	193,605	—	193,605
Media/Telecommunications	—	8,122	—	8,122

Total Assets	$3,117,391	$10,593,317	$34,476,314	$48,187,022

Total Investments	$3,117,391	$10,593,317	$34,476,314	$48,187,022

	December 31, 2022
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Healthcare	$—	$10,158,950	$3,000,000	$13,158,950
Telecommunication Services	—	—	1,069,243	1,069,243
Asset-Backed Securities
Financials	—	—	7,036	7,036
Corporate Bonds
Healthcare	—	2,414,839	—	2,414,839
Media/Telecommunications	—	290,078	—	290,078
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,591,692	—	1,591,692
Financials	—	—	1,732,500	1,732,500
Real Estate	7,653,730	—	2,359,000	10,012,730
Real Estate Investment Trusts (REITs)	1,018,779	—	—	1,018,779
Service	—	—	2,269	2,269
Telecommunication Services	—	—	5,114,214	5,114,214
LLC Interests
Consumer Products	—	—	3,088,750	3,088,750
Real Estate	—	—	1,600,492	1,600,492
Preferred Stocks
Financials	—	1,440,625	—	1,440,625
Healthcare	—	—	10,527,285	10,527,285
Warrants
Energy	—	161,249	—	161,249
Media/Telecommunications	—	20,484	—	20,484

Total Assets	$8,672,509	$16,120,417	$28,500,789	$53,293,715

Total Investments	$8,672,509	$16,120,417	$28,500,789	$53,293,715

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2023.

Investments:	Balance as of December 31, 2022	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of June 30, 2023	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$1,069,243	$—	$—	$—	$—	$—	$555	$61,210	$—	$1,131,008	$555
Healthcare	3,000,000	—	—	9,122	—	—	(9,122)	—	—	3,000,000	(9,122)
Real Estate	—	—	—	—	—	—	—	463,314	—	463,314	—
Asset-Backed Securities
Financials	7,036	—	—	—	—	—	(3,684)	—	—	3,352	(3,684)
Common Stocks
Financials	1,732,500	—	—	—	—	—	—	—	—	1,732,500	—
Real Estate	2,359,000	—	—	—	—	—	—	—	—	2,359,000	—
Service	2,269	—	—	—	—	—	77	—	—	2,346	77
Media/Telecommunication Services	5,114,214	—	—	—	—	—	(363,226)	—	—	4,750,988	(363,226)
LLC Interests
Consumer Products	3,088,750	—	—	—	—	163,314	71,041	—	(463,314)	2,859,791	71,041
Real Estate	1,600,492	—	—	—	—	—	(1,376,450)	7,448,085	(80,000)	7,592,127	(1,376,450)
Preferred Stocks
Healthcare	10,527,285	—	—	—	—	—	54,603	6,012,000	(6,012,000)	10,581,888	54,603

Total	$28,500,789	$—	$—	$9,122	$—	$163,314	$(1,626,206)	$13,984,609	$(6,555,314)	$34,476,314	$(1,626,206)

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2022.

Investments:	Balance as of December 31, 202 1	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of June 30, 2022	Change in unrealized gain/(loss) on Level 3 securities still held at period end

Assets
Senior Secured Loans
Telecommunication Services	$962,478	$—	$—	$—	$—	$—	$(8,137)	$54,779	$—	$1,009,120	$(8,137)
Healthcare	4,000,000	4,319,594	—	7,930	—	—	82,071	2,990,000	(4,080,000)	7,319,595	82,071
Asset-Backed Securities
Financials	405,040	—	—	—	—	24,930	(188,656)	—	(58,661)	182,653	(188,656)
Common Stocks
Financials	2,208,750	—	—	—	—	—	(575,311)	—	—	1,633,439	(575,311)
Real Estate	1,823,000	—	—	—	—	—	977,000	1,500,000	(1,500,000)	2,800,000	1,300,000
Service	5,172	—	—	—	—	—	—	—	—	5,172	—
Telecommunication Services	4,706,357	—	—	—	—	—	295,436	—	—	5,001,793	295,436
LLC Interests
Consumer Products	2,812,212	—	—	—	—	—	98,775	—	—	2,910,987	98,775
Real Estate	4,760,162	—	—	—	—	(74,604)	144,374	1,215,000	(4,474,285)	1,570,647	(8,269)
Preferred Stocks
Healthcare	—	—	—	—	—	—	(1)	9,279,993	—	9,279,992	—

Total	$21,683,171	$4,319,594	$—	$7,930	$—	$(49,674)	$825,551	$15,039,772	$(10,112,946)	$31,713,398	$995,908

Investments designated as Level 3 may include investments valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for investments. Determination of fair values is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the six months ended June 30, 2023, there were 0 transfers from Level 2 to Level 3. For the six months ended June 30, 2022, there were 0 transfers from Level 2 to Level 3 due to a decrease in market activity. Transfers from Level 3 to Level 2 and from Level 2 to Level 1 are due to an increase in market activity (e.g. frequency of trades), which resulted in an increase of available market inputs to determine price.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of June 30, 2023 and December 31, 2022:

Investment	Fair value at June 30, 2023	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$10,451,918	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	5.48% - 9.68% (7.58%) 5.80x - 9.85x (7.82x)
Preferred Stocks	10,581,888	Option Pricing Model Transaction Indication of Value	Volatility Recap Price	40% - 60% (50%) $11.10
Common Stocks	8,844,834	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis Net Asset Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm) Recovery Rate N/A	10.50% - 12.50% (11.50%) 3.25x - 4.25x (3.75x) $0.09 - $0.90 ($0.50) $788 - $1,010 ($899) 40% - 100% (70%) $28
Senior Secured Loans	4,594,322	Discounted Cash Flow	Discount Rate	10.25% - 13.06% (11.65%)
Asset-Backed Securities	3,352	NAV Approach	Discount Rate	70.00%

Total	$34,476,314

Investment	Fair value at December 31, 2022	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$4,689,242	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	4.73% - 8.93% (6.83%) 5.55x - 9.85x (7.70x)
Preferred Stock	10,527,285	Option Pricing Model Transaction Indication of Value	Volatility Recap Price	40% - 60% (50%) $11.10
Common Stock	9,207,983	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis Net Asset Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm) Recovery Rate N/A	13.50% - 15.50% (14.50%) 3.25x - 4.25x (3.75x) $0.09 - $0.95 ($0.52) $872 - $969 ($920.5) 40% - 100% (70%) $28
Senior Secured Loans	4,069,243	Discounted Cash Flow	Discount Rate	10.25% - 13.08% (11.67%)
Asset-Backed Securities	7,036	NAV Approach	Discount Rate	70.00%

Total	$28,500,789

The significant unobservable inputs used in the fair value measurement of the Company’s LLC interests are: discount rate and multiples of EBITDA. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s common equity securities are: multiple of EBITDA, unadjusted price/MHz-PoP multiple, NAV per Share multiple, discount rate, enterprise value, and recovery rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable input used in the fair value measurement of the Company’s preferred equity securities are: volatility assumption and recap price. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s senior secured loan securities is the discount rate. Significant increases (decreases) in this input in isolation could result in a significantly lower (higher) fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s asset-backed securities is the discount
rate. Significant increases (decreases) in this input in isolation could result in a significantly lower (higher) fair value measurement.

Derivative Transactions
The Company is subject to equity price risk, interest rate risk and foreign currency exchange rate risk in the normal course of pursuing its investment objective. The Company may invest without limitation in warrants and m ay a
lso use derivatives, primarily swaps (including equity, variance and volatility swaps), options and futures contracts on securities, interest rates, commodities and/or currencies, as substitutes for direct investments the Company can make. The Company may also use derivatives such as swaps, options (including options on futures), futures, and foreign currency transactions (e.g., foreign currency swaps, futures and forwards) to any extent deemed by the Adviser to be in the best interest of the Company, and to the extent permitted by the 1940 Act, to hedge various investments for risk management and speculative purposes.
Options
The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the six months ended June 30, 2023 and 2022, the Company did not hold options.
Investment Transactions
Investment transactions are accounted for on trade date. Realized gains (losses) on investments sold are recorded on the basis of specific identification method for both financial statement and U.S. federal income tax purposes. Payable for investments purchased and receivable for investments sold on the Consolidated Statements of Assets and Liabilities, if any, represents the cost of purchases and proceeds from sales of investment securities, respectively, for trades that have been executed but not yet settled.
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
Organization and Offering Costs
Organization costs are paid by the Adviser and include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization. Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are also paid by the Adviser. Prior to the termination of the offering, as we raised proceeds, these organization and offering costs were expensed and became payable to the Adviser. Organization and offering costs are limited to 1% of total gross proceeds raised and are not due and payabl
e to th
e Adviser to the extent they exceed that amount. Please refer to Note 4 for additional information on Organization and Offering Costs.
Paid-in
Capital
The proceeds from the issuance of common stock as presented on the Company’s
Consolidated

Statements of Changes in Net Assets is presented net of selling commissions and fees for the six months ended June 30, 2023 and June 30, 2022. Selling commissions and fees of $0 and $0 were paid for the six months ended June 30, 2023 and June 30, 2022, respectively.
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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (decrease) in net assets resulting from operations	$(114,937)	$(2,928,281)	$(1,092,754)	$(1,783,264)
Weighted average common shares outstanding	9,572,445	9,949,487	9,635,699	9,970,028
Earnings (loss) per common share-basic and diluted	$(0.01)	$(0.29)	$(0.11)	$(0.18)
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
Please refer to Note 8 for additional information.

Note 3 — Investment Portfolio
The following table shows the composition of the Company’s invested assets by industry classification at fair value at June 30, 2023:

	Fair value	Percentage
Assets
Healthcare	$20,988,819	43.6%
Real Estate	12,467,170	25.9%
Telecommunication Services	5,881,996	12.2%
Financials	3,117,727	6.5%
Consumer Products	2,859,791	5.9%
Energy	1,512,807	3.1%
Real Estate Investment Trusts (REITs)	1,064,662	2.2%
Media/Telecommunications	249,204	0.5%
Chemicals	42,500	0.1%
Service	2,346	0.0%

Total Assets	$48,187,022	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2022:

	Fair value	Percentage
Assets
Healthcare	$26,101,074	49.0%
Real Estate	11,613,222	21.7%
Telecommunication Services	6,183,457	11.6%
Consumer Products	3,088,750	5.8%
Financials	3,180,161	6.0%
Energy	1,752,941	3.3%
Real Estate Investment Trusts (REITs)	1,018,779	1.9%
Media/Telecommunications	310,562	0.6%
Chemicals	42,500	0.1%
Service	2,269	0.0%

Total Assets	$53,293,715	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of June 30, 2023:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$9,484,703	$8,713,771	18.1%
Senior Secured Loans - Second Lien	1,490,723	840,000	1.7%
Asset-Backed Securities	388,541	3,352	0.0%
Corporate Bonds	3,392,377	2,688,564	5.6%
Common Stocks	9,705,017	13,323,926	27.7%
LLC Interests	10,734,196	10,451,918	21.7%
Preferred Stocks	11,829,987	11,963,763	24.8%
Warrants	74,285	201,728	0.4%

Total Assets	$47,099,829	$48,187,022	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2022:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$14,645,106	$11,575,821	21.7%
Senior Secured Loans - Second Lien	2,976,056	2,652,372	5.0%
Asset-Backed Securities	388,541	7,036	0.0%
Corporate Bonds	3,358,783	2,704,917	5.1%
Common Stocks	17,073,102	19,514,684	36.6%
LLC Interests	3,666,112	4,689,242	8.8%
Preferred Stocks	11,829,987	11,967,910	22.5%
Warrants	74,284	181,733	0.3%

Total Assets	$54,011,971	$53,293,715	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at June 30, 2023:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$3,352	0.0%
Luxembourg (1)	1,387,120	2.9%
United States	46,796,550	97.1%

Total Assets	$48,187,022	100.0%

(1)	Investment denominated in USD.
The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2022:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$7,036	0.0%
Luxembourg (1)	1,318,346	2.5%
United States	51,968,333	97.5%

Total Assets	$53,293,715	100.0%

(1)	Investment denominated in USD.
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
For the three and six months ended June 30, 2023, the Company incurred investment advisory fees payable to the Adviser of $233,002 and $498,383, respectively. For the three and six months ended June 30, 2022, the Company incurred investment advisory fees payable to the Adviser of $282,361 and $581,631, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.
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
For the three and six months ended June 30, 2023, the Company incurred $0 and recognized a reduction $0 of incentive fees on capital gains, respectively. For the three and six months ended June 30, 2022, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of June 30, 2023.
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
For the three and six months ended June 30, 2023, the Company incurred administration fees payable to the Adviser of $47,356 and $99,677, respectively. For the three and six months ended June 30, 2022, the Company incurred administration fees payable to the Adviser of $56,734 and $116,335, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.
Organization and Offering Costs
Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and six months ended June 30, 2023 and June 30, 2022, the Adviser did not incur or pay organization costs on our behalf.
Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2023, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
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
For the three and six months ended June 30, 2023, the Company recorded an expense relating to director fees of $5,735 and $10,702, respectively. For the three and six months ended June 30, 2022, the Company recorded an expense relating to director fees of $3,982 and $7,713, respectively, which represents the allocation of the director fees to the Company. As of June 30, 2023, there were no expenses payable relating to director fees.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of June 30, 2023 is $1,052,309. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of June 30, 2023, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
June 30, 2023	$420,066	$236,192	$183,874	$102,016	June 30, 2026
March 31, 2023	208,486	126,628	81,858	81,858	March 31, 2026
The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022, which may become subject to recoupment by the Adviser.

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2020	$989,447	$639,959	$349,488	$101,541	December 31, 2023
September 30, 2020	687,228	439,281	247,947	94,039	September 30, 2023
June 30, 2020	445,585	291,677	153,908	—	Expired
March 31, 2020	257,226	72,779	184,447	—	Expired
During the
three and
six months ended June 30, 2023, $
0 and $
153,908
of expense reimbursements that were eligible for recoupment by the Adviser expired.
There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Net Increase from Amounts Committed by Affiliates
For the three and six months ended June 30, 2023 and June 30, 2022, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the NAV as of June 30, 2023 would have been lower by approximately this amount.
Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.
Receivable from Adviser / Payable to Adviser
As of June 30, 2023 and December 31, 2022, $102,016 and $92,216 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.
As of June 30, 2023 and December 31, 2022, the Company owed $280,375 and $314,993, respectively, to the Adviser, largely related to advisory fees, and administration fees.
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
Uncertainty in Income Taxes
The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Consolidated Statements of Operations. During the six months ended June 30, 2023 and June 30, 2022, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
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
The Company conducted its quarterly tender offer for the second quarter of 2023 from May 19, 2023, until expiration of June 20 2023, at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, 179,159 shares of the Company were tendered for repurchase, constituting approximately 1.90% of the Company’s outstanding shares.
For the six months ended June 30, 2023, the Company repurchased 0 shares as part of its death and disability repurchase program.
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
From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2023.
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s
Consolidated
Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2023, the Company had no unfunded debt commitments.
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
LIBOR Transition and Associated Risk
Certain debt securities, derivatives and other financial instruments have traditionally utilized LIBOR as the reference or benchmark rate for interest rate calculations. However, following allegations of manipulation and concerns regarding liquidity, in July 2017 the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it would cease its active encouragement of banks to provide the quotations needed to sustain LIBOR. The ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publishing most liquid U.S. LIBOR maturities on June 30, 2023. It is possible that a subset of U.S. dollar LIBOR settings will continue to be published on a “synthetic” basis. It is expected that market participants transitioned to the use of alternative reference or benchmark rates prior to the applicable LIBOR publication cessation date. Additionally, although regulators have encouraged the development and adoption of alternative rates such as the Secured Overnight Financing Rate (“SOFR”), the future utilization of LIBOR or of any particular replacement rate remains uncertain.
Although the transition process away from LIBOR became increasingly well-defined in advance of the discontinuation dates, the impact on certain debt securities, derivatives and other financial instruments remains uncertain. Market participants have adopted alternative rates such as SOFR or otherwise amended financial instruments referencing LIBOR to include fallback provisions and other measures that contemplated the discontinuation of LIBOR or other similar market disruption events, but neither the effect of the transition process nor the viability of such measures is known. Further, uncertainty and risk remain regarding the willingness and ability of issuers and lenders to include alternative rates and revised provisions in new and existing contracts or instruments. To facilitate the transition of legacy derivatives contracts referencing LIBOR, the International Swaps and Derivatives Association, Inc. launched a protocol to incorporate fallback provisions. However, there are obstacles to converting certain longer term securities and transactions to a new benchmark or benchmarks and the effectiveness of one alternative reference rate versus multiple alternative reference rates in new or existing financial instruments and products has not been determined. Certain proposed replacement rates to LIBOR, such as SOFR, which is a broad measure of secured overnight U.S. Treasury repo rates, are materially different from LIBOR, and changes in the applicable spread for financial instruments transitioning away from LIBOR will need to be made to accommodate the differences. Furthermore, the risks associated with the expected discontinuation of LIBOR and transition to replacement rates may be exacerbated if an orderly transition to an alternative reference rate is not completed in a timely manner.

The utilization of an alternative reference rate, or the transition process to an alternative reference rate, may adversely affect the Company’s performance.
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

Pandemics and Associated Economic Disruption Risk
An outbreak of respiratory disease caused by a novel coronavirus (“COVID-19”) was first detected in China in late 2019 and subsequently spread globally. This coronavirus has resulted in, and may continue to result in, closed borders, enhanced health screenings, disruptions to healthcare service preparation and delivery, quarantines, cancellations, and disruptions to supply chains, workflow operations and consumer activity, as well as general concern and uncertainty. The impact of this coronavirus has resulted in substantial economic volatility. Health crises caused by outbreaks, such as the coronavirus outbreak, may exacerbate other pre-existing political, social and economic risks. The impact of this outbreak, and other epidemics and pandemics that may arise in the future, could continue to negatively affect the worldwide economy, as well as the economies of individual countries, individual companies, including certain Company service providers and issuers of the Company’s investments, and the markets in general in significant and unforeseen ways. In addition, governments, their regulatory agencies, or self-regulatory organizations may take actions in response to the pandemic, including significant fiscal and monetary policy changes, that may affect the instruments in which the Company invests or the issuers of such instruments. Any such impact could adversely affect the Company’s performance.
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

Note 9 — Affiliated Investments
Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of June 30, 2023:

Affiliated investments	Shares at December 31, 2022	Fair value as of December 31, 2022	Transfers in (at cost)	Purchases	Sales	Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of June 30, 2023	Shares at June 30, 2023	Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,409	$1,018,779	$—	$—	$—	$—	$45,883	$1,064,662	$23,409	$19,664

NexPoint Capital REIT, LLC (Senior Loans & Common Stocks)	100	1,176,024	—	7,911,399	—	—	(1,377,302)	7,710,121	464,051	—

NexPoint Real Estate Finance, Inc.	481,670	7,653,730	—	—	(7,368,085)	—	1,767,085	2,052,730	131,670	180,386

SFR WLIF III, LLC	451,112	424,468	—	—	(80,000)	—	851	345,319	371,112	22,594

Total affiliated investments	956,291	$10,273,001	$—	$7,911,399	$(7,448,085)	$—	$436,517	$11,172,832	990,242	$222,644

Note 10 — Financial Highlights
Selected data for a share outstanding throughout the six months ended June 30, 2023 and June 30, 2022 is as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023 (Unaudited)	June 30, 2022 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$5.55	$6.32
Income from investment operations:
Net investment income (1)	0.09	0.11
Net realized and unrealized gain (loss)	(0.20)	(0.29)

Total from investment operations	(0.11)	(0.18)

Less distribution declared to common shareholders:
From net investment income	(0.18)	(0.18)

Total distributions declared to common shareholders	(0.18)	(0.18)

Capital share transaction
Issuance of common stock (2)	—	—
Shares tendered (1)	—	—
Net asset value, end of period	$5.26	$5.96
Net asset value total return (3)(4)	(1.99)%	(2.92)%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$49,535	$58,814
Shares outstanding, end of period	9,422,143	9,863,444
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses (5)	4.04%	3.73%
Fees and expenses waived or reimbursed (5)	(0.71)%	(0.52)%
Net operating expenses (5)	3.33%	3.21%
Net investment income (loss) before fees waived or reimbursed (5)	2.69%	3.10%
Net investment income (loss) after fees waived or reimbursed (5)	3.40%	3.62%
Portfolio turnover rate (4)	—%	13%
Asset coverage ratio	—%	—%
Weighted average commission rate paid (6)	$—	$—

(1)	Per share data was calculated using weighted average shares outstanding during the period.

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

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we may invest;

•	the ability of our portfolio companies to achieve their objectives;

•	impact and effects of the outbreak of COVID-19 on the future financial performance of the Company;

•	the relative and absolute performance of our Adviser;

•	our current and expected financings and investments;

•	our ability to make distributions to our stockholders;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our use of financial leverage;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company, or RIC, and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This quarterly report on Form 10-Q may contain statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In aggregate as of June 30, 2023, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of June 30, 2023, is $1,052,309. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2023 quarterly fee waivers and expense reimbursements due from the Adviser as of June 30, 2023, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
June 30, 2023	$420,066	$236,192	$183,874	$102,016	June 30, 2026
March 31, 2023	208,486	126,628	81,858	81,858	March 31, 2026

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2020	$989,447	$639,959	$349,488	$101,541	December 31, 2023
September 30, 2020	687,228	439,281	247,947	94,039	September 30, 2023
June 30, 2020	445,585	291,677	153,908	-	Expired
March 31, 2020	257,226	72,779	184,447	-	Expired

During the three and six months ended June 30, 2023, $0 and $153,908 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and six months ended June 30, 2023 and June 30, 2022:

During the six months ended June 30, 2023, we did not make long investments in portfolio companies and other investments. During the same period, we generated proceeds from sales and principal repayments on long investments of $3,369,020. As of June 30, 2023, our investment portfolio, with a total fair value of $48.2 million, consisted of 37 interests in portfolio companies (calculated as a percentage of total invested assets: 18.1% in first lien senior secured loans, 1.7% in second lien senior secured loans, 5.6% in corporate bonds, 0.0% in asset-backed securities, 0.4% in warrants, 27.7% in common stock, 24.8% in preferred stock, and 21.7% in LLC interests). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 97.97% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 2.52% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

During the six months ended June 30, 2022, we made long investments in portfolio companies and other investments totaling $8,146,735. During the same period, we generated proceeds from sales and principal repayments on long investments of $9,314,826. As of June 30, 2022, our investment portfolio, with a total fair value of $56.5 million, consisted of 38 interests in portfolio companies (calculated as a percentage of total invested assets: 22.5% in first lien senior secured loans, 5.1% in second lien senior secured loans, 5.1% in corporate bonds, 0.3% in asset-backed securities, 0.3% in warrants, 39.7% in common stock, 19.1% in preferred stock, and 7.9% in LLC interests). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 95.08% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 2.71% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and six months ended June 30, 2023, and June 30, 2022:

Net Investment Activity	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Purchases	$—	$463,314
Payment-in-kind	31,363	61,210
Sales and Principal Repayments	(23,354)	(3,369,020)

Net Portfolio Activity	$8,009	$(2,844,496)

Net Investment Activity	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Purchases	$1,227,930	$8,146,735
Payment-in-kind	28,068	134,779
Sales and Principal Repayments	(3,683,318)	(9,314,826)

Net Portfolio Activity	$(2,427,320)	$(1,033,312)

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$—	—	$463,314	100.0%
Senior Secured Loans—Second Lien	—	—	—	0.0%
Corporate Bonds	—	—	—	0.0%
Preferred Stocks	—	—	—	0.0%
LLC Interests	—	—	—	0.0%
Warrants	—	—	—	0.0%
Common Stocks	—	—	—	0.0%

Total Investment Activity	$—	—	$463,314	100.0%

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$—	—	$2,910,000	35.7%
Senior Secured Loans—Second Lien	—	—	—	0.0%
Corporate Bonds	—	—	—	0.0%
Preferred Stocks	1,199,993	97.7%	5,199,993	63.9%
LLC Interests	15,000	1.2%	15,000	0.2%
Warrants	—	—	—	0.0%
Common Stocks	12,937	1.1%	21,742	0.2%

Total Investment Activity	$1,227,930	100.0%	$8,146,735	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2023, and December 31, 2022:

June 30, 2023
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$9,484,703	$8,713,771	18.1%
Senior Secured Loans — Second Lien	1,490,723	840,000	1.7%
Asset-Backed Securities	388,541	3,352	0.0%
LLC Interests	10,734,196	10,451,918	21.7%
Corporate Bonds	3,392,377	2,688,564	5.6%
Common Stocks	9,705,018	13,323,926	27.7%
Preferred Stocks	11,829,986	11,963,763	24.8%
Warrants	74,284	201,728	0.4%

Total Invested Assets	$47,099,829	$48,187,022	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2022
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$14,645,107	$11,575,822	21.7%
Senior Secured Loans — Second Lien	2,976,056	2,652,371	5.0%
Asset-Backed Securities	388,541	7,036	0.0%
LLC Interests	3,666,112	4,689,242	8.8%
Corporate Bonds	3,358,783	2,704,917	5.1%
Common Stocks	17,100,444	19,514,684	36.6%
Preferred Stocks	11,829,986	11,967,910	22.5%
Warrants	74,284	181,733	0.3%

Total Invested Assets	$54,039,313	$53,293,715	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Number of Investments	37	39
% Variable Rate (based on fair value)	55%	71%
% Non-Income Producing Equity or Other Investments (based on fair value)	41%	27%
Weighted Average Cost Price of Investments (as a % of par or stated value)	97.97%	94.17%
Weighted Average Credit Rating of Investments that were Rated	Caa3	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.0%	0.0%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2023, and December 31, 2022:

	June 30, 2023		December 31, 2022
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$5,881,996	12.2%	$6,183,456	11.6%
Broadly Syndicated – Public	2,510,070	5.2%	2,561,915	4.8%
Middle-Market	37,347,462	77.5%	42,133,492	74.4%
Opportunistic/Other	2,447,494	5.1%	2,414,852	5.1%

Total Invested Assets	$48,187,022	100.0%	$53,293,715	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2023, and December 31, 2022:

	June 30, 2023		December 31, 2022
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Chemicals	$42,500	0.1%	$42,500	0.1%
Consumer Products	2,859,791	5.9%	3,088,750	5.8%
Energy	1,512,807	3.1%	1,752,941	3.3%
Financials	3,117,727	6.5%	3,180,161	6.0%
Healthcare	20,988,819	43.6%	26,101,074	49.0%
Media/Telecommunications	249,204	0.5%	310,563	0.6%
Real Estate Investment Trusts (REITs)	1,064,662	2.2%	1,018,779	1.9%
Real Estate	12,467,170	25.9%	11,613,222	21.8%
Service	2,346	0.0%	2,268	0.0%
Telecommunication Services	5,881,996	12.2%	6,183,457	11.6%

Total Invested Assets	$48,187,022	100.0%	$53,293,715	100.0%

As of June 30, 2023, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, Inc., NexPoint Capital, REIT, SFR WLIF III, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of June 30, 2023, and December 31, 2022, 48.6% and 53.5% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

BDC Sapience Holdco, LLC. (Sapience Therapeutics, Inc.): As of June 30, 2023, and December 31, 2022, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.3 million and $8.1 million, respectively. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.

CCS Medical, Inc.: As of June 30, 2023, and December 31, 2022, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million and $3.0 million, respectively. CCS Medical, Inc. provides direct-to-home delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.

Hadrian Merger Sub, Inc.: As of June 30, 2023, and December 31, 2022, we held corporate bonds of Hadrian Merger Sub, Inc. with an aggregate fair value of $2.4 million and $2.4 million, respectively. Hadrian Merger Sub, Inc’s parent, Heartland Dental is a leading dental support organization in the United States and provides non-clinical administrative support services. As of June 30, 2023, the company supported more than 2,600 doctors in more than 1,650 supported dental offices across 38 states.

Covenant Surgical Partners, Inc.: As of June 30, 2023, and December 31, 2022, we held first lien senior secured loans of Covenant Surgical Partners, Inc. with an aggregate fair value of $1.5 million and $1.6 million, respectively. Covenant Physician Partners is a physician services company that partners with leading healthcare providers across the country to grow thriving practices and centers. As of June 30, 2023, the company delivered physician services to nearly 1,735 associates and physicians in 19 states.

Apnimed, Inc.: As of June 30, 2023, and December 31, 2022, we held preferred shares of Apnimed Inc, with an aggregate fair value of $2.3 million and $2.3 million, respectively. Apnimed, Inc. is a clinical-stage pharmaceutical company focused on developing oral pharmacologic therapies for the treatment of obstructive sleep apnea (OSA) and related disorders. Apnimed’s lead development program targets the neurologic control of upper airway muscles to maintain an open airway during sleep.

Results of Operations for the three and six months ended June 30, 2023, and June 30, 2022

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

Expenses

For the three and six months ended June 30, 2023, we had total net operating expenses of $406,370 or $0.04 per share and $857,681 or $0.05 per share, respectively. For the three and six months ended June 30, 2022, we had total net operating expenses of $470,639 or $0.05 per share and $994,127 or $0.10 per share, respectively. Base management fees attributed to the Adviser were $233,002 and 498,383 for the three months and six months ended June 30, 2023. Base management fees attributed to the Adviser were $282,361 and $581,631 for the three and six months ended June 30, 2022. Our expenses include administrative services expenses attributed to the Adviser of $47,356 and $99,677 for the three and six months ended June 30, 2023, respectively. Administrative services expenses attributed to the Adviser were $56,734 and $116,335 for the three and six months ended June 30, 2022, respectively.

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

Our other expenses subject to the Expense Limitation Agreement for three and six months ended June 30, 2023, were $211,580 and $420,066, respectively, and consisted of the following:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Audit and tax fees	$41,508	$81,856
Legal fees	9,707	18,896
Custodian and accounting service fees	77,859	153,847
Reports to stockholders	19,500	37,732
Stock transfer fee	41,441	82,577
Directors’ fees	5,735	10,702
Other expenses	15,830	34,456

Total	$211,580	$420,066

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

Net Investment Income

We earned net investment income of $512,066 or $0.05 per share, and $875,587 or $0.09 per share, for the three and six months ended June 30, 2023, respectively. We earned net investment income of $629,257 or $0.06 per share, and $1,120,379 or $0.11 per share, for the three and six months ended June 30, 2022, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $23,354 and $3,369,020 during the three and six months ended June 30, 2023, respectively, from which we realized a net gains/(losses) of $(3,794,010) and $(3,773,790) respectively. We had sales or principal repayments of $3,683,318 and $9,314,826 during the three and six months ended June 30, 2022, respectively, from which we realized a net gains/(losses) of $98,325 and $265,429 respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended June 30, 2023 and June 30, 2022, the net change in unrealized appreciation (depreciation) on investments totaled $3,167,007 or $0.32 per share, and $(3,655,863) or $(0.35) per share, respectively. For the six months ended June 30, 2023, and June 30, 2022, the net change in unrealized appreciation (depreciation) on investments totaled $1,805,449 or $0.19 per share, and $(3,169,072) or $(0.31) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2023, was primarily driven by the performance of Envision Healthcare Corp. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2022, was primarily driven by the performance of Envision Healthcare Corp. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2023, was primarily driven by the performance of NexPoint Real Estate Finance, Inc. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2022, was primarily driven by the performance of Envision Healthcare Corp.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three and six months ended June 30, 2023, and June 30, 2022. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of June 30, 2023, would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2023, and June 30, 2022, the net increase/(decrease) in net assets resulting from operations was $(1,092,754) or $(0.11) per share, and $(1,783,264) or $(0.18) per share, respectively.

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Income	$1,733,268	$2,114,506
Net expenses	(857,681)	(994,127)
Net realized gain/(loss)	(3,773,790)	265,429
Net unrealized appreciation (depreciation)	1,805,449	(3,169,072)
Net increase from amounts committed by affiliates	—	—

Total	$(1,092,754)	$(1,783,264)

For the three months ended June 30, 2023, and June 30, 2022, the net increase/(decrease) in net assets resulting from operations was $(114,937) or $(0.01) per share, and $(2,928,281) or $(0.29) per share, respectively.

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022
Income	$918,436	$1,099,896
Net expenses	(406,370)	(470,639)
Net realized gain/(loss)	(3,794,010)	98,325
Net unrealized appreciation (depreciation)	3,167,007	(3,655,863)
Net increase from amounts committed by affiliates	—	—

Total	$(114,937)	$(2,928,281)

Financial Condition, Liquidity and Capital Resources

As of June 30, 2023, and June 30, 2022, we had cash and cash equivalents of $2,073,074 and $1,279,391, respectively. As of June 30, 2023, and June 30, 2022, $1,810,506 and $1,223,616 was held in the State Street U.S. Government Money Market Fund, and $262,568 and $55,755 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

In aggregate as of June 30, 2023, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the three months ended June 30, 2023, and June 30, 2022, respectively, and were offset against capital in excess of par value on the consolidated financial statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2023 and June 30, 2022, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the six months ended June 30, 2023, and June 30, 2022, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of June 30, 2023.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and six months ended June 30, 2023, and June 30, 2022, the Company did not distribute in excess of net investment income.

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

For the six months ended June 30, 2023, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
6/30/2023	$0.090	$848,061	$—
3/31/2023	0.090	859,401	280,882
1/2/2023(2)	—	—	294,055

Total	$0.180	$1,707,462	$574,937

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2022 Dividend was reinvested in January 2023, see total December 2022 Dividend in table below.

For the year ended December 31, 2022, the Company made the following distributions

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
12/31/2022(3)	$0.090	$870,980	$—
9/30/2022	0.090	$874,461	303,070
6/30/2022	0.090	$887,710	298,766
3/31/2022	0.090	892,680	301,212
1/2/2022(2)	—	—	306,152

Total	$0.360	$3,525,831	$1,209,200

[1]	Of the total dividends shown, $1,999,373 was classified as a return of capital.
[2]	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.
[3]	The December 2022 Dividend was reinvested in January 2023.

For the year ended December 31, 2021, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
12/31/2021(3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,406
1/2/2021(2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2020 Dividend was reinvested in January 2021.
[3]	The December 2021 Dividend was reinvested in January 2022.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•	In aggregate as of June 30, 2023, the Adviser controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of June 30, 2023, would have been lower. These payments are not recoupable by the Adviser.

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

As of June 30, 2023, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$3,340
PAMCO CLO 1997-1A B	Asset-Backed Securities	12
American Banknote Corp.	Common Stocks	1,732,500
IQHQ, Inc.	Common Stocks	2,359,000
TerreStar Corp.	Common Stocks	4,750,988
Wayne Services Legacy Inc.	Common Stocks	2,346
NexPoint Capital REIT, LLC	LLC Interests	7,246,808
SFR WLIF III, LLC	LLC Interests	345,319
US GAMING LLC	LLC Interests	2,859,791
Apnimed, Inc.	Preferred Stocks	1,499,989
Apnimed, Inc.	Preferred Stocks	799,993
Sapience Therapeutics, Inc.	Preferred Stocks	4,581,906
Sapience Therapeutics, Inc.	Preferred Stocks	3,700,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
NexPoint Capital REIT, LLC	Senior Secured Loans	463,314
TerreStar Corp.	Senior Secured Loans	857,798
TerreStar Corp.	Senior Secured Loans	203,078
TerreStar Corp.	Senior Secured Loans	36,281
TerreStar Corp.	Senior Secured Loans	33,851

As of December 31, 2022, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$7,023
PAMCO CLO 1997-1A B	Asset-Backed Securities	13
American Banknote Corp.	Common Stocks	1,732,500
IQHQ, Inc.	Common Stocks	2,359,000
Terrestar Corp.	Common Stocks	5,114,214
Wayne Services Legacy Inc.	Common Stocks	2,269
NexPoint Capital REIT, LLC	LLC Interests	1,176,024
SFR WLIF III, LLC	LLC Interests	424,468
US Gaming, LLC	LLC Interests	3,088,750
Apnimed, Inc.	Preferred Stocks	1,499,989
Apnimed, Inc.	Preferred Stocks	799,994
Sapience Therapeutics, Inc.	Preferred Stocks	4,549,525
Sapience Therapeutics, Inc.	Preferred Stocks	3,677,777

Instrument	Type	Fair Value
CCS Medical, Inc.	Senior Secured Loans	$3,000,000
Terrestar Corp.	Senior Secured Loans	810,953
Terrestar Corp.	Senior Secured Loans	191,988
Terrestar Corp.	Senior Secured Loans	34,300
Terrestar Corp.	Senior Secured Loans	32,002

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and six months ended June 30, 2023, and June 30, 2022, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to June 30, 2023, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three and six months ended June 30, 2023, the Adviser incurred offering costs of $0 on our behalf. For the three and six months ended June 30, 2022, the Adviser incurred offering costs of $0 and on our behalf. For the three and six months ended June 30, 2023, the Company capitalized $0 of offering costs. For the three and six months ended June 30, 2022, the Company capitalized $0 of offering costs. Of the capitalized offering costs, $0 were amortized to expense during the three and six months ended June 30, 2023. Of the capitalized offering costs, $0 were amortized to expense during the three and six months ended June 30, 2022. As of June 30, 2023 and June 30, 2022, $0 and $0 remained on the Consolidated Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2023, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

Investment Transactions and Related Investment Income and Expense

We record our investment transactions on a trade date basis, which is the date when we have determined that all material terms have been defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. All related revenue and expenses attributable to these transactions are reflected on the Consolidated Statements of Operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded on the specific identification method. We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest payment default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that such interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. We also accrue for delayed compensation, which is a pricing adjustment payable by the parties to a secondary loan trade that closes late, intended to assure that neither party derives an economic advantage from the delay. Delayed compensation begins calculating at the loan’s specific coupon rate if a trade hasn’t settled within 7 business days of trading. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income and will be accreted or amortized over the maturity period of the investments. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amount.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive fees in addition to interest income from loans during the life of the investment. We may receive origination fees upon the origination of an investment. These origination fees are initially deferred and deducted from the cost basis of the investment and subsequently accreted into income over the term of the loan. We may receive facility, commitment and amendment fees, which are paid to us on an ongoing basis. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are recorded on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and are accounted for upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in other income on the Consolidated Statements of Operations.

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

We are subject to financial market risks, most significantly changes in interest rates. As of June 30, 2023, 55% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of June 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	32,967	—	32,967
Up 100 basis points	65,934	—	65,934
Up 200 basis points	131,867	—	131,867
Up 300 basis points	197,801	—	197,801

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

NEXPOINT CAPITAL, INC.

Date: August 14, 2023	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: August 14, 2023	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer