Form 10-Q
period 2023-09-30
NexPoint Capital, Inc.
filed 2023-11-14
CIK 1588272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2023, the Registrant had 9,356,005 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements
NexPoint Capital, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2023 (Unaudited)	December 31, 2022 (Unconsolidated)
Assets
Unaffiliated investments, at fair value (cost of $33,462,147 and $41,687,079, respectively)	$36,617,098	$43,020,714
Affiliated investments, at fair value (cost of $12,788,206 and $12,324,892, respectively) (1)	10,985,474	10,273,001
Cash and cash equivalents	2,350,754	1,629,846
Receivable for investments sold	674,077	—
Dividends and interest receivable	188,284	220,194
Receivable from Adviser (2)	96,669	92,216
Prepaid expenses	8,277	15,905

Total assets	50,920,633	55,251,876

Liabilities
Payable for investments purchased	582,500	—
Payable to Adviser (2)	254,565	314,993
Accrued expenses and other liabilities	193,298	371,736
Distributions payable	842,040	870,980

Total liabilities	1,872,403	1,557,709

Commitments and contingencies (3)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 9,356,005 and 9,677,593 shares issued and outstanding, respectively)	9,356	9,678
Paid-in capital in excess of par	85,241,488	86,949,376
Distributable earnings (accumulated loss)	(36,202,614)	(33,264,887)

Total net assets	$49,048,230	$53,694,167

Net asset value per share of common stock	$5.24	$5.55

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (Unconsolidated)	2023	2022 (Unconsolidated)
Investment income:

Interest	$417,056	$548,857	$1,526,335	$1,597,694
Interest paid-in-kind	34,282	29,338	95,492	164,117
Dividend income from unaffiliated investments	—	165,664	340,135	573,586
Dividend income from affiliated investments (1)	607,435	249,733	830,079	772,701

Total investment income	1,058,773	993,592	2,792,041	3,108,098
Expenses:
Investment advisory fees (2)	207,269	254,995	705,652	836,626
Custodian and accounting service fees	77,265	78,412	231,112	232,701
Administration fees (2)	47,312	55,480	146,989	171,815
Stock transfer fee	41,561	53,802	124,138	156,065
Audit and tax fees	41,176	44,074	123,032	123,991
Other expenses	25,480	36,078	83,365	69,855
Reports to stockholders	25,591	21,930	63,323	60,644
Legal fees	9,631	13,459	28,527	53,658
Directors’ fees (2)	(1,471)	4,421	9,231	12,134

Total expenses	473,814	562,651	1,515,369	1,717,489
Expenses (waived) or recouped by the Adviser (2)	(96,669)	(124,667)	(280,543)	(285,378)

Net expenses	377,145	437,984	1,234,826	1,432,111

Net investment income	681,628	555,608	1,557,215	1,675,987

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	(242,193)	2,056	(4,015,983)	342,089
Affiliated investments (1)	—	—	—	(74,604)
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	452,384	(297,695)	1,821,316	(3,527,487)
Affiliated investments (1)	(187,358)	(2,912,592)	249,159	(2,851,872)

Net realized and unrealized gains (losses)	22,833	(3,208,231)	(1,945,508)	(6,111,874)

Net increase (decrease) in net assets resulting from operations	704,461	(2,652,623)	(388,293)	(4,435,887)

Per share information - basic and diluted per common share
Net investment income:	$0.07	$0.06	$0.16	$0.17
Earnings (loss) per share:	$0.07	$(0.27)	$(0.04)	$(0.45)
Weighted average shares outstanding:	9,471,078	9,882,443	9,580,222	9,940,512

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at June 30, 2023	9,422,143	$9,422	$85,590,492	$(36,065,103)	$49,534,811
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	681,628	681,628
Net realized gain (loss) on investments	—	—	—	(242,193)	(242,193)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	265,026	265,026
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(118,580)	(119)	(624,796)	—	(624,915)
Reinvestment of common stock	52,442	53	275,792	—	275,845
Distributions to stockholders	—	—	—	(841,972)	(841,972)

Total increase (decrease) for the three months ended September 30, 2023	(66,138)	(66)	(349,004)	(137,511)	(486,581)

Balance at September 30, 2023	9,356,005	$9,356	$85,241,488	$(36,202,614)	$49,048,230

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

Balance at December 31, 2022	9,677,593	$9,678	$86,949,376	$(33,264,887)	$53,694,167
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,557,215	1,557,215
Net realized gain (loss) on investments	—	—	—	(4,015,983)	(4,015,983)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	2,070,475	2,070,475
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(479,037)	(479)	(2,558,513)	—	(2,558,992)
Reinvestment of common stock	157,449	157	850,625	—	850,782
Distributions to stockholders	—	—	—	(2,549,434)	(2,549,434)

Total increase (decrease) for the nine months ended September 30, 2023	(321,588)	(322)	(1,707,888)	(2,937,727)	(4,645,937)

Balance at September 30, 2023	9,356,005	$9,356	$85,241,488	$(36,202,614)	$49,048,230

Distributions to stockholders per share	—	$—	$—	$0.27	$0.27

See Consolidated Notes to Financial Statements

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

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022 (Unconsolidated)
Cash flows provided by (used in) operating activities
Net decrease in net assets resulting from operations	$(388,293)	$(4,435,887)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(2,582,498)	(8,148,175)
Payment-in-kind investments	(95,492)	(164,117)
Proceeds from sales and principal repayments of investment securities	6,617,808	9,358,594
Net realized (gain) loss on investments	4,015,983	(267,485)
Net change in unrealized (appreciation) depreciation on investments	(2,070,475)	6,379,359
Amortization of premium/discount, net	(194,183)	(254,765)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(674,077)	990,537
(Increase) decrease in dividends and interest receivable	31,910	160,951
(Increase) decrease in receivable from Adviser	(4,453)	(29,209)
(Increase) decrease in prepaid expenses	7,628	5,722
Increase (decrease) in payable for fund shares repurchased	—	8,389
Increase (decrease) in payable for investments purchased	582,500	(301,369)
Increase (decrease) in payable to Adviser	(60,428)	(68,112)
Increase (decrease) in accrued expenses and other liabilities	(178,438)	229,668

Net cash flows provided by (used in) operating activities	5,007,492	3,464,101

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(2,558,992)	(2,331,106)
Distributions paid in cash	(1,727,592)	(1,770,181)

Net cash flows (used in) financing activities	(4,286,584)	(4,101,287)

Net increase (decrease) in cash and cash equivalents	720,908	(637,186)

Cash and cash equivalents
Beginning of the period	1,629,846	2,811,171

End of the period	$2,350,754	$2,173,985

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$95,492	$164,117
Reinvestment of distributions paid	$850,782	$906,130
Local and excise taxes paid	$40,578	$36,573

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of September 30, 2023
(Unaudited)

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 21.3% (4)
Bioplastics – 4.1%
PlantSwitch, Inc. Convertible Promissory Note (First Lien Term Loan) (9) (10)	10% Fixed		9/20/2026	$2,000,000	$2,000,000	$2,000,000

Healthcare – 13.9%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan) (5) (6)	SOFR + 375	5.37%	2/27/2026	1,457,465	1,454,526	1,424,060
Carestream Health, Inc. (First Lien Term Loan) (7)	SOFR + 750	5.49%	9/30/2027	658,467	577,634	524,614
CCS Medical, Inc (First Lien Term Loan) (9) (10)	15% Fixed	2.00%	4/7/2026	3,000,000	2,940,261	3,000,000
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan) (7)	SOFR + 400	5.37%	7/1/2026	333,333	333,714	273,333
Covenant Surgical Partners, Inc. (First Lien Term Loan) (7)	SOFR + 400	5.37%	7/1/2026	1,601,236	1,603,218	1,313,013
Sound Inpatient Physicians (Second Lien Term Loan) (7)	SOFR + 675	5.63%	6/26/2026	1,555,556	1,495,330	272,222
Wellpath Holdings, Inc. (First Lien Term Loan) (7)	SOFR + 550	5.68%	10/1/2025	—	(1,390)	—

						6,807,242

Real Estate – 0.9%
NexPoint Capital REIT, LLC (First Lien Term Loan) (9) (10) (11)	PRIME	8.00%	3/25/2025	463,314	463,314	463,314

Telecommunication Services – 2.4%
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan G) (9) (10)	12% PIK	12.00%	2/28/2024	37,563	37,563	37,405
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan H) (9) (10)	12% PIK	12.00%	2/28/2024	35,047	35,047	34,900
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan E) (9) (10)	12% PIK	12.00%	2/28/2024	888,109	888,109	884,379
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan F) (9) (10)	12% PIK	12.00%	2/28/2024	210,254	210,254	209,371

						1,166,055

Total Senior Secured Loans						10,436,611

Asset-Backed Securities – 0.1%
Financials – 0.1%
Grayson Investor Corp. (5) (9) (10) (12) (13) (14)				800	218,666	16,615
PAMCO CLO 1997-1A B (5) (9) (10) (12) (14) (15)			8/6/2013	295,435	169,875	12

						16,627

Total Asset-Backed Securities						16,627

Corporate Bonds – 0.5%
Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (5)			5/1/2026	116,808	313,455	100,836
iHeartCommunications, Inc. (5)			5/1/2027	214,073	584,792	154,411

						255,247

Total Corporate Bonds						255,247

				Shares

Common Stocks – 28.9%
Chemicals – 0.1%
MPM Holdings, Inc. (9) (10)				8,500	17,000	42,500

Energy – 4.5%
Quarternorth Energy, Inc.				16,534	1,563,928	2,199,022

Financials – 3.5%
American Banknote Corp. (9) (10) (16)				750,000	2,062,500	1,732,500

Real Estate – 9.2%
Nexpoint Real Estate Finance, Inc. (11)				131,670	2,592,506	2,154,115
IQHQ, Inc. (9) (10)				100,000	1,500,000	2,359,000

						4,513,115

Real Estate Investment Trust (REIT) – 1.5%
NexPoint Residential Trust, Inc. (5) (11)				23,409	698,189	753,316

Service – 0.0%
Wayne Services Legacy Inc. (9) (10) (16)				237	253,404	2,346

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Unaudited)

Telecommunication Services – 10.1%
MidWave Wireless, Inc. (fka Terrestar Corp.) (9) (10) (16)		14,035	$1,599,990	$4,944,671

Total Common Stocks				14,187,470

LLC Interests – 21.4%
Consumer Products – 5.9%
US Gaming, LLC (9) (10) (16)		1,700	1,700,000	2,885,636

Real Estate – 15.5%
SFR WLIF III, LLC (9) (10) (11)		371,112	371,111	344,513
NexPoint Capital REIT, LLC (9) (10) (11)		737	8,663,085	7,270,216

				7,614,729

Total LLC Interests				10,500,365

	Preferred Dividend Rate

Preferred Stocks – 24.4%
Financials – 2.8%
777 Partners, LLC	10.00%	750	750,000	684,375
United Fidelity Bank FSB	7.00%	1,000	1,000,000	700,000

				1,384,375

Healthcare – 21.6%
Apnimed, Inc. (9) (10)	8.00%	135,122	1,199,993	1,467,425
Apnimed, Inc. (Series C-2) (9) (10)	8.00%	72,065	799,994	830,189
Sapience Therapeutics, Inc. (Series B Preferred Shares) (9) (10) (17)	8.00%	1,863,468	4,080,000	4,581,906
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (9) (10) (17)	8.00%	1,311,091	4,000,000	3,699,999

				10,579,519

Total Preferred Stocks				11,963,894

Warrants – 0.5%
Energy – 0.5%
QuarterNorth Tranche 1 (16)		5,738	16,122	127,670
QuarterNorth Tranche 2 (16)		11,051	5,175	104,985

				232,655

Media/Telecommunications – 0.0%
iHeartMedia, Inc. (5) (16)		2,875	52,988	9,703

Total Warrants				242,358

Total Investments- 97.1%			$46,250,353	$47,602,572

Cash Equivalents –4.3% (18)				$2,097,864
Other Assets & Liabilities, net- (1.3%)				$(652,206)

Net Assets- 100.0%				$49,048,230

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
(4)
Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the London Interbank Offered Rate (“LIBOR”) or (iii) the coupon rate. Rate shown represents the actual rate at September 30, 2023. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)
The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company (“BDC”), may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets.
Non-qualifying
assets represented 4.9% of the Company’s total assets as of September 30, 2023.

(6)
The interest rate on these investments is subject to a base rate of
6-Month
SOFR
which at September 30, 2023 was 5.50%. The
SOFR
rate used to calculate interest is the higher of the prevailing 6 month
SOFR
rate in effect on the date of the semiannual reset, or the
SOFR
base rate floor shown.

(7)	The interest rate on these investments is subject to a base rate of 3-Month SOFR, which at September 30, 2023 was 5.40%

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Unaudited)

(8)
The interest rate on these investments is subject to a base rate of
3-Month
LIBOR, which at September 30, 2023 was 5.66%. The LIBOR rate used to calculate interest is the higher of the prevailing 3 month LIBOR rate in effect on the date of the quarterly reset, or the LIBOR base rate floor shown.

(9)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of Trustees (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule
2a-5
of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $36,806,897 or 75.4% of net assets were fair valued under the Company’s valuation procedures as of September 30, 2023.

(10)
Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(11)	Represents an affiliated issuer. Assets with a total aggregate fair market value of $10,985,474, or 22.5% of net assets, were affiliated with the Company as of September 30, 2023. See Note 9.
(12)
Securities exempt from registration under Rule 144A of the 1933 Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of September 30, 2023, these securities amounted to $16,627, or 0.00% of net assets.

(13)	The investment is considered to be the equity tranche of the issuer.
(14)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(15)	The issuer is in default of its payment obligation, or is in danger of default.
(16)	Non-income producing security.
(17)	All o r a portion of this security is held through BDC Sapience Holdco, LLC (See Note 1).
(18)	State Street U.S. Government Money Market Fund.
Glossary

PIK	Payment-in-Kind

NexPoint Capital, Inc.
Schedule of Investments
As of December 31, 2022

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 26.5% (4)
Healthcare – 24.5%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan) (5) (6)	L + 375	4.93%	2/27/2026	$1,468,909	$1,465,131	$1,318,346
Carestream Health, Inc. (First Lien Term Loan) (7)	L + 675	12.18%	9/30/2027	668,605	576,001	511,483
CCS Medical, Inc (First Lien Term Loan) (7) (8) (9)	14% Fixed		4/7/2026	3,000,000	2,926,520	3,000,000
CNT Holdings I Corp (Second Lien Term Loan) (7)	L + 675	3.74%	11/6/2028	1,500,000	1,494,084	1,422,503
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan)	4% Fixed		7/1/2026	333,333	333,817	282,500
Covenant Surgical Partners, Inc. (First Lien Term Loan) (10)	L + 400	4.41%	7/1/2026	1,613,305	1,615,775	1,367,276
Envision Healthcare Corp. (First Lien Term Loan) (10)	L + 375	4.07%	10/10/2025	4,518,572	3,709,077	1,354,645
RxBenefits, Inc. (First Lien Term Loan) (6)	L + 450	2.11%	12/20/2027	1,993,177	1,963,107	1,888,535
Sound Inpatient Physicians (Second Lien Term Loan) (10)	L + 675	4.07%	6/26/2026	1,555,556	1,481,972	1,229,869
Wellpath Holdings, Inc. (First Lien Term Loan) (7)	L + 550	4.41%	10/1/2025	984,615	980,197	783,793

						13,158,950

Telecommunication Services – 2.0%
Terrestar Corp. (First Lien Term Loan H) (8) (9)	11% PIK		2/28/2024	32,189	32,189	32,002
Terrestar Corp. (First Lien Term Loan F) (8) (9)	11% PIK		2/28/2024	193,108	193,108	191,988
Terrestar Corp. (First Lien Term Loan E) (8) (9)	11% PIK		2/28/2024	815,685	815,684	810,953
Terrestar Corp. (First Lien Term Loan G) (8) (9)	11% PIK		2/28/2024	34,500	34,500	34,300

						1,069,243

Total Senior Secured Loans						14,228,193

Asset-Backed Securities – 0.0%
Financials – 0.0%
Grayson Investor Corp. (5) (8) (9) (11) (12) (13)				800	218,666	7,023
PAMCO CLO 1997-1A B (5) (8) (9) (11) (13) (14)				295,435	169,875	13

						7,036

Total Asset-Backed Securities						7,036

Corporate Bonds – 5.0%
Healthcare – 4.5%
Hadrian Merger Sub, Inc. (11)	8.500%		5/1/2026	2,728,000	2,460,536	2,414,839

Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (5)	6.375%		5/1/2026	116,808	313,455	107,648
iHeartCommunications, Inc. (5)	8.375%		5/1/2027	214,073	584,792	182,430

						290,078

Total Corporate Bonds						2,704,917

				Shares
Common Stocks – 36.3%
Chemicals – 0.1%
MPM Holdings, Inc. (15)				8,500	17,000	42,500

Energy – 3.0%
Quarternorth Energy, Inc.				11,534	981,428	1,591,692

Financials – 3.2%
American Banknote Corp. (8) (9) (15)				750,000	2,062,500	1,732,500

Real Estate – 18.6%
Nexpoint Real Estate Finance, Inc. (16)				481,670	9,960,591	7,653,730
IQHQ, Inc. (8) (9)				100,000	1,500,000	2,359,000

						10,012,730

Real Estate Investment Trust (REIT) – 1.9%
NexPoint Residential Trust, Inc. (5) (16)				23,409	698,189	1,018,779

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

See Notes to Financial Statements
.

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
The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of
$
10.0

million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. Prior to July 21, 2023, the Adviser controlled

2,549,002

total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $
13.4

million. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of
2,549,002

shares of the Company, representing 27.05% of the Company’s currently issued and outstanding common stock. In aggregate, as of September 30, 2023, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.3 million.
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
As of September 30, 2023, there is one active subsidiary: the BDC Sapience Holdco, LLC, formed under the laws of the State of Delaware on June 21, 2023 and incorporated in Delaware on June 21, 2023. The Consolidated Schedule of Investments, Consolidated Statement of Assets and Liabilities, Consolidated Statement of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financials Highlights of the Company include the accounts of the Subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation for the Company. As of September 30, 2023, total assets of the Company were $50,920,633 of which $6,012,000 or approximately 11.8%, was held in BDC Sapience Holdco, LLC.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form
10-Q
and Article 10 of Regulation
S-X.
The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023. The interim financial data as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal
recurring adjustments, necessary to a fair statement of the results for the interim periods.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates.
Statements of Cash Flows
Information on financial transactions which have been settled through the receipt or disbursement of cash is presented in the Consolidated Statements of Cash Flows. The cash amount shown in the Consolidated Statements of Cash Flows is the amount included within the Company’s Consolidated Statements of Assets and Liabilities and includes cash on hand and cash equivalents
its custodian bank.
Cash and Cash Equivalents
The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Consolidated Statements of Assets and Liabilities. As of September 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $2,350,754 and $1,629,846, respectively. As of September 30, 2023 and December 31, 2022, $2,097,864 and $1,420,428 was held in the State Street U.S. Government Money Market Fund, and $252,890 and $209,418 was held in a custodial account with State Street Bank and Trust Company, respectively.
Securities Sold Short and Restricted Cash
The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Consolidated Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Schedules of Investments for the Company, as applicable. As of September 30, 2023 and December 31, 2022, the Company did not have any securities sold short.
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
Other Fee Income
Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up
fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring
fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and nine months ended September 30, 2023, the Company recognized $0 and $0 of fee income, respectively. For the three and nine months ended September 30, 2022, the Company recognized $0 and $0 of fee income, respectively.

1
3

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
Pursuant to Rule
2a-5
under the 1940 Act, the Board has designated the Adviser as the Company’s valuation designee to perform the fair valuation determination for securities and other assets held by the Company. The Company determines the net asset value of its investment portfolio each quarter, or more frequently as needed. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Adviser as valuation designee, pursuant to board-approved policies and procedures. In connection with that determination, the Adviser will consider portfolio company valuations based on relevant inputs, including indicative dealer quotes, values of like securities, recent portfolio company consolidated financial statements and forecasts, and valuations prepared by third-party valuation services. Rule
2a-5
states that a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Market quotations may also not be “readily available” if a significant event occurs that causes the Adviser to believe that the market price of a security no longer represents the security’s current value at the time of the Company’s net asset value (“NAV”) determination.
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
As of September 30, 2023, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$16,615
PAMCO CLO 1997-1A B	Asset-Backed Securities	12
American Banknote Corp.	Common Stocks	1,732,500
IQHQ, Inc.	Common Stocks	2,359,000
MPM Holdings, Inc.	Common Stocks	42,500
MidWave Wireless, Inc. (fka Terrestar Corp.)	Common Stocks	4,944,671
Wayne Services Legacy, Inc.	Common Stocks	2,346
NexPoint Capital REIT, LLC	LLC Interests	7,270,216
SFR WLIF III, LLC	LLC Interests	344,513

1
4

US Gaming, LLC	LLC Interests	2,885,636
Apnimed, Inc.	Preferred Stocks	1,467,425
Apnimed, Inc.	Preferred Stocks	830,189
Sapience Therapeutics, Inc.	Preferred Stocks	4,581,906
Sapience Therapeutics, Inc.	Preferred Stocks	3,699,999
CCS Medical, Inc.	Senior Secured Loans	3,000,000
NexPoint Capital REIT, LLC	Senior Secured Loans	463,314
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	37,405
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	34,900
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	884,379
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	209,371
PlantSwitch, Inc.	Senior Secured Loans	2,000,000
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
Determination of fair value involves subjective judgments and estimates. Accordingly, the consolidated notes to the Company’s consolidated financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, in the Company’s consolidated financial statements. Below is a description of factors that the Adviser and the Valuation Committee may consider when valuing the Company’s debt and equity investments.
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

1
5

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
As of September 30, 2023, the Company’s investments consisted of senior secured loans, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.
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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Bioplastics	$—	$—	$2,000,000	$2,000,000
Healthcare	—	3,807,242	3,000,000	6,807,242
Real Estate	—	—	463,314	463,314
Telecommunication Services	—	—	1,166,055	1,166,055
Asset-Backed Securities
Financials	—	—	16,627	16,627
Corporate Bonds
Media/Telecommunications	—	255,247	—	255,247
Common Stocks
Chemicals	—	—	42,500	42,500
Energy	—	2,199,022	—	2,199,022
Financials	—	—	1,732,500	1,732,500
Real Estate	2,154,115	—	2,359,000	4,513,115
Real Estate Investment Trusts (REITs)	753,316	—	—	753,316
Service	—	—	2,346	2,346
Telecommunication Services	—	—	4,944,671	4,944,671
LLC Interests
Consumer Products	—	—	2,885,636	2,885,636
Real Estate	—	—	7,614,729	7,614,729
Preferred Stocks
Financials	—	1,384,375	—	1,384,375
Healthcare	—	—	10,579,519	10,579,519
Warrants
Energy	—	232,655	—	232,655
Media/Telecommunications	—	9,703	—	9,703

Total Assets	$2,907,431	$7,888,244	$36,806,897	$47,602,572

Total Investments	$2,907,431	$7,888,244	$36,806,897	$47,602,572

	December 31, 2022
Investments	Level 1	Level 2	Level 3	Total

Assets
Senior Secured Loans
Healthcare	$—	$10,158,950	$3,000,000	$13,158,950
Telecommunication Services	—	—	1,069,243	1,069,243
Asset-Backed Securities
Financials	—	—	7,036	7,036
Corporate Bonds
Healthcare	—	2,414,839	—	2,414,839
Media/Telecommunications	—	290,078	—	290,078
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,591,692	—	1,591,692
Financials	—	—	1,732,500	1,732,500
Real Estate	7,653,730	—	2,359,000	10,012,730
Real Estate Investment Trust (REITs)	1,018,779	—	—	1,018,779
Service	—	—	2,269	2,269
Telecommunication Services	—	—	5,114,214	5,114,214
LLC Interests
Consumer Products	—	—	3,088,750	3,088,750
Real Estate	—	—	1,600,492	1,600,492
Preferred Stocks
Financials	—	1,440,625	—	1,440,625
Healthcare	—	—	10,527,285	10,527,285
Warrants
Energy	—	161,249	—	161,249
Media/Telecommunications	—	20,484	—	20,484

Total Assets	$8,672,509	$16,120,417	$28,500,789	$53,293,715

Total Investments	$8,672,509	$16,120,417	$28,500,789	$53,293,715

1
8

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2023.

Investments:	Balance as of December 31, 2022	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of September 30, 2023	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Bioplastics	$—	$—	$—	$—	$—	$—	$—	$2,000,000	$—	$2,000,000	$—
Healthcare	3,000,000	—	—	13,741	—	—	(13,741)		—	3,000,000	(13,741)
Real Estate	—	—	—	—	—	—	—	463,314	—	463,314	—
Telecommunication Services	1,069,243	—	—	—	—	—	1,320	95,492	—	1,166,055	1,320
Asset-Backed Securities
Financials	7,036	—	—	—	—	—	9,591	—	—	16,627	9,591
Common Stocks
Chemicals	—	42,500	—	—	—	—	—	—	—	42,500	—
Financials	1,732,500	—	—	—	—	—	—	—	—	1,732,500	—
Real Estate	2,359,000	—	—	—	—	—	—	—	—	2,359,000	—
Service	2,269	—	—	—	—	—	77	—	—	2,346	77
Telecommunication Services	5,114,214	—	—	—	—	—	(169,543)	—	—	4,944,671	(169,543)
LLC Interests
Consumer Products	3,088,750	—	—	—	—	163,314	96,886	—	(463,314)	2,885,636	96,886
Real Estate	1,600,492	—	—	—	—	—	(1,353,848)	7,448,085	(80,000)	7,614,729	(1,353,848)
Preferred Stocks
Healthcare	10,527,285	—	—	—	—	—	52,234	6,012,000	(6,012,000)	10,579,519	52,234

Total	$28,500,789	$42,500	$—	$13,741	$—	$163,314	$(1,377,024)	$16,018,891	$(6,555,314)	$36,806,897	$(1,377,024)

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2022.

Investments:	Balance as of December 31, 2021	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of September 30, 2022	Change in unrealized gain/(loss) on Level 3 securities still held at period end

Assets
Senior Secured Loans
Telecommunication Services	$962,478	$—	$—	$—	$—	$—	$(7,426)	$83,644	$—	$1,038,696	$(7,462)
Healthcare	4,000,000	4,324,377	—	12,279	—	—	77,721	2,990,000	(4,080,000)	7,324,377	77,721
Asset-Backed Securities
Financials	405,040	—	—	—	—	24,930	(339,842)	—	(58,661)	31,467	(339,842)
Common Stocks
Financials	2,208,750	—	—	—	—	—	(575,312)	—	—	1,633,438	(575,312)
Real Estate	1,823,000	—	—	—	—	(1,440)	977,000	1,501,440	(1,500,000)	2,800,000	1,300,000
Service	5,172	—	—	—	—	—	201	—	—	5,373	201
Telecommunication Services	4,706,357	—	—	—	—	—	360,980	—	—	5,067,337	360,980
LLC Interests
Consumer Products	2,812,212	—	—	—	—	—	(31,454)	—	—	2,780,758	(31,454)
Real Estate	4,760,162	—	—	—	—	(74,604)	161,386	1,215,000	(4,474,285)	1,587,659	8,743
Preferred Stocks
Healthcare	—	—	—	—	—	—	461,629	9,279,993	—	9,741,622	461,629

Total	$21,683,171	$4,324,377	$—	$12,279	$—	$(51,114)	$1,084883	$15,070,077	$(10,112,946)	$32,010,727	$1,255,240

Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Investment Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. For the nine months ended September 30, 2023, there was one Common Stock position that transferred into Level 3 from Level 2. For the nine months ended September 30, 2022, there were no transfers into Level 3.

1
9

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of September 30, 2023 and December 31, 2022:

Investment	Fair value at September 30, 2023	Valuation Technique	Unobservable Inputs	Range of Inputs Value(s) (arithmetic average)
LLC Interest	$10,500,365	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	5.73% - 9.93% (7.58%) 5.60x - 9.95x (7.72x)
Preferred Stock	10,579,519	Option Pricing Model Transaction Indication of Value	Volatilty Enterprise Value ($mm)	40% - 90% (65%) $281.4 - $366.1 ($323.8)
Common Stock	9,081,017	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis Liquidation Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm) Recovery Rate N/A	11% - 13% ( 12.0%) 1.00x - 4.25x ( 2.43x) $0.10 - $0.90 ($0.48) $841.0 40% - 100% (70%) $5.00
Senior Secured Loans	6,629,369	Discounted Cash Flow Transaction Indication of Value	Discount Rate Cost Price ($mm)	9.75% - 14.56% (12.23%) $2.00
Asset-Backed Securities	16,627	NAV Approach	Discount Rate	70.00%

Total	$36,806,897

Investment	Fair value at December 31, 2022	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$4,689,242	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	4.73% - 8.93% (6.83%) 5.55x - 9.85x (7.70x)
Preferred Stocks	10,527,285	Option Pricing Model Transaction Indication of Value	Volatility Recap Price	40% - 60% (50%) $11.10
Common Stocks	9,207,983	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis Net Asset Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm) Recovery Rate N/A	13.50% - 15.50% (14.50%) 3.25x - 4.25x (3.75x) $0.09 - $0.95 ($0.52) $872 - $969 ($920.5) 40% - 100% (70%) $28
Senior Secured Loans	4,069,243	Discounted Cash Flow	Discount Rate	10.25% - 13.08% (11.67%)
Asset-Backed Securities	7,036	NAV Approach	Discount Rate	70.00%

Total	$28,500,789

The significant unobservable inputs used in the fair value measurement of the Company’s LLC interests are: discount rate and multiples of EBITDA. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s common equity securities are: multiple of EBITDA, unadjusted price/MHz-PoP multiple, discount rate, enterprise value, and recovery rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable input used in the fair value measurement of the Company’s preferred equity securities are: volatility assumption and enterprise value. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s senior secured loan securities are: discount rate and cost price. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s asset-backed securities is the discount rate. Significant increases (decreases) in this input in isolation could result in a significantly lower (higher) fair value measurement.

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
Options
The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the nine months ended September 30, 2023 and 2022, the Company did not hold options.
Investment Transactions
Investment transactions are accounted for on trade date. Realized gains (losses) on investments sold are recorded on the basis of specific identification method for both consolidated financial statement and U.S. federal income tax purposes. Payable for investments purchased and receivable for investments sold on the Consolidated Statements of Assets and Liabilities, if any, represents the cost of purchases and proceeds from sales of investment securities, respectively, for trades that have been executed but not yet settled.
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
Paid-in
Capital
The proceeds from the issuance of common stock as presented on the Company’s Consolidated Statements of Changes in Net Assets is presented net of selling commissions and fees for the nine months ended September 30, 2023 and September 30, 2022. Selling commissions and fees of $0 and $0 were paid for the nine months ended September 30, 2023 and September 30, 2022, respectively.
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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (decrease) in net assets resulting from operations	$704,461	$(2,652,623)	$(388,293)	$(4,435,887)
Weighted average common shares outstanding	9,471,078	9,882,443	9,580,222	9,940,512
Earnings (loss) per common share-basic and diluted	$0.07	$(0.27)	$(0.04)	$(0.45)
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

2
3

Note 3 — Investment Portfolio
The following table shows the composition of the Company’s invested assets by industry classification at fair value at September 30, 2023:

	Fair value	Percentage
Assets
Healthcare	$17,386,761	36.5%
Real Estate	12,591,158	26.5%
Telecommunication Services	6,110,726	12.8%
Financials	3,133,502	6.6%
Consumer Products	2,885,636	6.1%
Energy	2,431,677	5.1%
Bioplastics	2,000,000	4.2%
Real Estate Investment Trusts (REITs)	753,316	1.6%
Media/Telecommunications	264,950	0.6%
Chemicals	42,500	0.1%
Service	2,346	0.0%

Total Assets	$47,602,572	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2022:

	Fair value	Percentage
Assets
Healthcare	$26,101,074	49.0%
Real Estate	11,613,222	21.7%
Telecommunication Services	6,183,457	11.6%
Consumer Products	3,088,750	5.8%
Financials	3,180,161	6.0%
Energy	1,752,941	3.3%
Real Estate Investment Trusts (REITs)	1,018,779	1.9%
Media/Telecommunications	310,562	0.6%
Chemicals	42,500	0.1%
Service	2,269	0.0%

Total Assets	$53,293,715	100.0%

2
4

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of September 30, 2023:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$10,542,250	$10,164,389	21.4%
Senior Secured Loans - Second Lien	1,495,330	272,222	0.6%
Asset-Backed Securities	388,541	16,627	0.0%
Corporate Bonds	898,247	255,247	0.5%
Common Stocks	10,287,517	14,187,470	29.8%
LLC Interests	10,734,196	10,500,365	22.1%
Preferred Stocks	11,829,987	11,963,894	25.1%
Warrants	74,285	242,358	0.5%

Total Assets	$46,250,353	$47,602,572	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2022:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$14,645,106	$11,575,821	21.7%
Senior Secured Loans - Second Lien	2,976,056	2,652,372	5.0%
Asset-Backed Securities	388,541	7,036	0.0%
Corporate Bonds	3,358,783	2,704,917	5.1%
Common Stocks	17,073,102	19,514,684	36.6%
LLC Interests	3,666,112	4,689,242	8.8%
Preferred Stocks	11,829,987	11,967,910	22.5%
Warrants	74,284	181,733	0.3%

Total Assets	$54,011,971	$53,293,715	100.0%

2
5

The following table shows the composition of the Company’s invested assets by geographic classification at September 30, 2023:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$16,627	0.0%
Luxembourg (1)	1,424,060	3.0%
United States	46,161,885	97.0%

Total Assets	$47,602,572	100.0%

(1)	Investment denominated in USD.
The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2022:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$7,036	0.0%
Luxembourg (1)	1,318,346	2.5%
United States	51,968,333	97.5%

Total Assets	$53,293,715	100.0%

(1)	Investment denominated in USD.
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
For the three and nine months ended September 30, 2023, the Company incurred investment advisory fees payable to the Adviser of $207,269 and $705,652, respectively. For the three and nine months ended September 30, 2022, the Company incurred investment advisory fees payable to the Adviser of $254,995 and $836,626, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.
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

2
6

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
For the three and nine months ended September 30, 2023, the Company incurred $0 and recognized a reduction $0 of incentive fees on capital gains, respectively. For the three and nine months ended September 30, 2022, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of September 30, 2023.
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
For the three and nine months ended September 30, 2023, the Company incurred administration fees payable to the Adviser of $47,312 and $146,989, respectively. For the three and nine months ended September 30, 2022, the Company incurred administration fees payable to the Adviser of $55,480 and $171,815, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.
Organization and Offering Costs
Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and nine months ended September 30, 2023 and September 30, 2022, the Adviser did not incur or pay organization costs on our behalf.
Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.

2
7

Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2023, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
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
For the three and nine months ended September 30, 2023, the Company recorded an expense relating to director fees of $(1,471) and $9,231, respectively. For the three and nine months ended September 30, 2022, the Company recorded an expense relating to director fees of $4,421 and $12,134, respectively, which represents the allocation of the director fees to the Company. As of September 30, 2023, there were no expenses payable relating to director fees.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of September 30, 2023 is $1,054,939. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of September 30, 2023, which may become subject to recoupment by the Adviser.

2
8

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
September 30, 2023	$630,924	$350,382	$280,543	$96,669	September 30, 2026
June 30, 2023	420,066	236,192	183,874	102,016	June 30, 2026
March 31, 2023	208,486	126,628	81,858	81,858	March 31, 2026
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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2020	$989,447	$639,959	$349,488	$101,541	December 31, 2023
September 30, 2020	687,228	439,281	247,947	—	Expired
June 30, 2020	445,585	291,677	153,908	—	Expired
March 31, 2020	257,226	72,779	184,447	—	Expired
During the
three and
nine months ended September 30, 2023,

$94,039 and $247,947
, respectively,

of expense reimbursements that were eligible for recoupment by the Adviser expired.

2
9

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.
Net Increase from Amounts Committed by Affiliates
For the three and nine months ended September 30, 2023 and September 30, 2022, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the NAV as of September 30, 2023 would have been lower by approximately this amount.
Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.
Receivable from Adviser / Payable to Adviser
As of September 30, 2023 and December 31, 2022, $96,669 and $92,216 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.
As of September 30, 2023 and December 31, 2022, the Company owed $254,565 and $314,993, respectively, to the Adviser, largely related to advisory fees, and administration fees.
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

Uncertainty in Income Taxes
The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Consolidated Statements of Operations. During the nine months ended September 30, 2023 and September 30, 2022, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
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
The Company conducted its quarterly tender offer for the third quarter of 2023 from
August
23, 2023, until expiration of September 25, 2023, at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the third quarter tender offer, 118,580 shares of the Company were tendered for repurchase, constituting approximately 1.20% of the Company’s outstanding shares.
For the nine months ended September 30, 2023, the Company repurchased 0 shares as part of its death and disability repurchase program.
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
From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2023.
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2023, the Company had no unfunded debt commitments.

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

3
3

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

3
6

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
Note 9 — Affiliated Investments
Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of September 30, 2023:

Affiliated investments	Shares at December 31, 2022	Fair value as of December 31, 2022	Transfers in (at cost)	Purchases	Sales	Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of September 30, 2023	Shares at September 30, 2023	Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,409	$1,018,779	$—	$—	$—	$—	$(265,463)	$753,316	$23,409	$29,496

NexPoint Capital REIT, LLC (Senior Loans & Common Stocks)	100	1,176,024	—	7,911,399	—	—	(1,353,893)	7,733,530	737	501,314

NexPoint Real Estate Finance, Inc.	481,670	7,653,730	—	—	(7,368,085)	—	1,868,470	2,154,115	131,670	270,579

SFR WLIF III, LLC	451,112	424,468	—	—	(80,000)	—	45	344,513	371,112	28,690

Total affiliated investments	956,291	$10,273,001	$—	$7,911,399	$(7,448,085)	$—	$249,159	$10,985,474	526,928	$830,079

3
7

Note 10 — Financial Highlights
Selected data for a share outstanding throughout the nine months ended September 30, 2023 and September 30, 2022 is as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023 (Unaudited)	September 30, 2022 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$5.55	$6.32
Income from investment operations:
Net investment income (1)	0.16	0.17
Net realized and unrealized gain (loss)	(0.20)	(0.62)

Total from investment operations	(0.04)	(0.45)

Less distribution declared to common shareholders:
From net investment income	(0.27)	(0.27)

Total distributions declared to common shareholders	(0.27)	(0.27)

Capital share transaction
Issuance of common stock (2)	—	—
Shares tendered (1)	—	—
Net asset value, end of period	$5.24	$5.60
Net asset value total return (3)(4)	(0.68)%	(7.33)%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$49,048	$54,423
Shares outstanding, end of period	9,356,005	9,717,788
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses (5)	3.93%	3.76%
Fees and expenses waived or reimbursed (5)	(0.73)%	(0.62)%
Net operating expenses (5)	3.20%	3.14%
Net investment income (loss) before fees waived or reimbursed (5)	3.32%	3.04%
Net investment income (loss) after fees waived or reimbursed (5)	4.05%	3.67%
Portfolio turnover rate (4)	5%	14%
Asset coverage ratio	—%	—%
Weighted average commission rate paid (6)	$—	$—

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

3
8

Note 11 — Subsequent Events
The Company has evaluated subsequent events through the date on which these consolidated financial statements were issued.

3
9

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

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we may invest;

•	the ability of our portfolio companies to achieve their objectives;

•	impact and effects of the outbreak of COVID-19 or a future pandemic or epidemic on the future financial performance of the Company;

•	the relative and absolute performance of our Adviser;

•	our current and expected financings and investments;

•	our ability to make distributions to our stockholders;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our use of financial leverage;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company, or RIC, and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty purchased a total of 2,549,002 shares of the Company, representing 27.05% of the Company’s currently issued and outstanding common stock. In aggregate, as of September 30, 2023, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.3 million. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of September 30, 2023, is $1,054,939. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2023 quarterly fee waivers and expense reimbursements due from the Adviser as of September 30, 2023, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
September 30, 2023	$630,924	$350,382	$280,543	$96,669	September 30, 2026
June 30, 2023	420,066	236,192	183,874	$102,016	June 30, 2026
March 31, 2023	208,486	126,628	81,858	81,858	March 31, 2026

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2020	$989,447	$639,959	$349,488	$101,541	December 31, 2023
September 30, 2020	687,228	439,281	247,947	-	Expired
June 30, 2020	445,585	291,677	153,908	-	Expired
March 31, 2020	257,226	72,779	184,447	-	Expired

During the three and nine months ended September 30, 2023, $94,039 and $247,947 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and nine months ended September 30, 2023 and September 30, 2022:

During the nine months ended September 30, 2023, we made long investments in portfolio companies and other investments totaling $2,582,498. During the same period, we generated proceeds from sales and principal repayments on long investments of $6,617,808. As of September 30, 2023, our investment portfolio, with a total fair value of $47.6 million, consisted of 37 interests in portfolio companies (calculated as a percentage of total invested assets: 21.4% in first lien senior secured loans, 0.6% in second lien senior secured loans, 0.5% in corporate bonds, 0.0% in asset-backed securities, 0.5% in warrants, 29.8% in common stock, 25.1% in preferred stock, and 22.1% in LLC interests). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 97.93% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 2.52% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

During the nine months ended September 30, 2022, we made long investments in portfolio companies and other investments totaling $8,148,175. During the same period, we generated proceeds from sales and principal repayments on long investments of $9,358,594. As of September 30, 2022, our investment portfolio, with a total fair value of $53.3 million, consisted of 38 interests in portfolio companies (calculated as a percentage of total invested assets: 23.3% in first lien senior secured loans, 5.3% in second lien senior secured loans, 5.3% in corporate bonds, 0.1% in asset-backed securities, 0.2% in warrants, 36.6% in common stock, 21.1% in preferred stock, and 8.2% in LLC interests). On a lookthrough basis, the debt investments in our portfolio carry a weighted average cost price of 94.33% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 3.03% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three - and nine months ended September 30, 2023, and September 30, 2022. The table below includes non-cash transactions for the three and nine months ended September 30, 2023.

Net Investment Activity	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Purchases	$2,582,498	$3,045,812
Payment-in-kind	25,403	95,492
Sales and Principal Repayments	(3,248,788)	(6,617,808)

Net Portfolio Activity	$(640,887)	$(3,476,504)

Net Investment Activity	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Purchases	$1,440	$8,148,175
Payment-in-kind	29,338	164,117
Sales and Principal Repayments	(2,485)	(9,358,594)

Net Portfolio Activity	$(28,293)	$(1,046,302)

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$2,000,000	77.4%	$2,463,314	80.9%
Senior Secured Loans—Second Lien	—	—	—	0.0%
Corporate Bonds	—	—	—	0.0%
Preferred Stocks	—	—	—	0.0%
LLC Interests	—	—	—	0.0%
Warrants	—	—	—	0.0%
Common Stocks	582,498	22.6%	582,498	19.1%

Total Investment Activity	$2,582,498	100.0%	$3,045,812	100.0%

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$—	—	$2,910,000	35.7%
Senior Secured Loans—Second Lien	—	—	—	0.0%
Corporate Bonds	—	—	—	0.0%
Preferred Stocks	—	—	5,199,993	63.9%
LLC Interests	—	—	15,000	0.2%
Warrants	—	—	—	0.0%
Common Stocks	1,440	100.0%	23,182	0.3%

Total Investment Activity	$1,440	100.0%	$8,148,175	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2023, and December 31, 2022:

September 30, 2023
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$10,542,250	$10,164,389	21.4%
Senior Secured Loans — Second Lien	1,495,330	272,222	0.6%
Asset-Backed Securities	388,541	16,627	0.0%
LLC Interests	10,734,196	10,500,365	22.1%
Corporate Bonds	898,247	255,247	0.5%
Common Stocks	10,287,517	14,187,470	29.8%
Preferred Stocks	11,829,987	11,963,894	25.1%
Warrants	74,285	242,358	0.5%

Total Invested Assets	$46,250,353	$47,602,572	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2022
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$14,645,107	$11,575,822	21.7%
Senior Secured Loans — Second Lien	2,976,056	2,652,371	5.0%
Asset-Backed Securities	388,541	7,036	0.0%
LLC Interests	3,666,112	4,689,242	8.8%
Corporate Bonds	3,358,783	2,704,917	5.1%
Common Stocks	17,100,444	19,514,684	36.6%
Preferred Stocks	11,829,986	11,967,910	22.5%
Warrants	74,284	181,733	0.3%

Total Invested Assets	$54,039,313	$53,293,715	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Number of Investments	37	39
% Variable Rate (based on fair value)	48%	71%
% Non-Income Producing Equity or Other Investments (based on fair value)	42%	27%
Weighted Average Cost Price of Investments (as a % of par or stated value)	97.93%	94.17%
Weighted Average Credit Rating of Investments that were Rated	Ca	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	0.0%	0.0%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2023, and December 31, 2022:

	September 30, 2023		December 31, 2022
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$6,110,726	12.8%	$6,183,456	11.6%
Broadly Syndicated – Public	2,523,114	5.3%	2,561,915	4.8%
Middle-Market	36,968,720	77.7%	42,133,492	74.4%
Opportunistic/Other	2,000,012	4.2%	2,414,852	5.1%

Total Invested Assets	$47,602,572	100.0%	$53,293,715	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2023, and December 31, 2022:

	September 30, 2023		December 31, 2022
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Bioplastics	$2,000,000	4.2%	$—	—%
Chemicals	42,500	0.1%	42,500	0.1%
Consumer Products	2,885,636	6.1%	3,088,750	5.8%
Energy	2,431,677	5.1%	1,752,941	3.3%
Financials	3,133,502	6.6%	3,180,161	6.0%
Healthcare	17,386,761	36.5%	26,101,074	49.0%
Media/Telecommunications	264,950	0.6%	310,563	0.6%
Real Estate Investment Trusts (REITs)	753,316	1.6%	1,018,779	1.9%
Real Estate	12,591,158	26.5%	11,613,222	21.8%
Service	2,346	0.0%	2,268	0.0%
Telecommunication Services	6,110,726	12.8%	6,183,457	11.6%

Total Invested Assets	$47,602,572	100.0%	$53,293,715	100.0%

As of September 30, 2023, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, Inc., NexPoint Capital, REIT, SFR WLIF III, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of September 30, 2023, and December 31, 2022, 48.6% and 53.5% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

BDC Sapience Holdco, LLC. (Sapience Therapeutics, Inc.): As of September 30, 2023, and December 31, 2022, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.3 million and $8.1 million, respectively. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.

CCS Medical, Inc.: As of September 30, 2023, and December 31, 2022, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million and $3.0 million, respectively. CCS Medical, Inc. provides direct-to-home delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.

Apnimed, Inc.: As of September 30, 2023, and December 31, 2022, we held preferred shares of Apnimed Inc, with an aggregate fair value of $2.3 million and $2.3 million, respectively. Apnimed, Inc. is a clinical-stage pharmaceutical company focused on developing oral pharmacologic therapies for the treatment of obstructive sleep apnea (OSA) and related disorders. Apnimed’s lead development program targets the neurologic control of upper airway muscles to maintain an open airway during sleep.

Covenant Surgical Partners, Inc.: As of September 30, 2023, and December 31, 2022, we held first lien senior secured loans of Covenant Surgical Partners, Inc. with an aggregate fair value of $1.3 million and $1.6 million, respectively. Covenant Physician Partners is a physician services company that partners with leading healthcare providers across the country to grow thriving practices and centers. As of September 30, 2023, the company delivered physician services to nearly 1,735 associates and physicians in 19 states.

Auris Luxembourg III S.a.r.l.: As of September 30, 2023, and December 31, 2022, we held first lien senior secured loans of Auris Luxembourg III S.a.r.l. with an aggregate fair value of $1.4 million and $1.3 million, respectively. Auris Luxembourg III S.a.r.l’s parent, WSAudiology is a global hearing aid manufacturer.

Results of Operations for the three and nine months ended September 30, 2023, and September 30, 2022

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

Expenses

For the three and nine months ended September 30, 2023, we had total net operating expenses of $377,145 or $0.04 per share and $1,234,826 or $0.13 per share, respectively. For the three and nine months ended September 30, 2022, we had total net operating expenses of $437,984 or $0.04 per share and $1,432,111 or $0.14 per share, respectively. Base management fees attributed to the Adviser were $207,269 and $705,652 for the three months and nine months ended September 30, 2023. Base management fees attributed to the Adviser were $254,995 and $836,626 for the three and nine months ended September 30, 2022. Our expenses include administrative services expenses attributed to the Adviser of $47,312 and $146,989 for the three and nine months ended September 30, 2023, respectively. Administrative services expenses attributed to the Adviser were $55,480 and $171,815 for the three and nine months ended September 30, 2022, respectively.

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

Our other expenses subject to the Expense Limitation Agreement for three and nine months ended September 30, 2023, were $210,859 and $630,925, respectively, and consisted of the following:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Audit and tax fees	$41,176	$123,032
Legal fees	9,631	28,527
Custodian and accounting service fees	77,265	231,112
Reports to stockholders	25,591	63,323
Stock transfer fee	41,561	124,138

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Directors’ fees	(1,471)	9,231
Other expenses	17,106	51,562

Total	$210,859	$630,925

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

Net Investment Income

We earned net investment income of $681,628 or $0.07 per share, and $1,557,215 or $0.16 per share, for the three and nine months ended September 30, 2023, respectively. We earned net investment income of $555,608 or $0.06 per share, and $1,675,987 or $0.17 per share, for the three and nine months ended September 30, 2022, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $3,248,788 and $6,617,808 during the three and nine months ended September 30, 2023, respectively, from which we realized a net gains/(losses) of $(242,193) and $(4,015,983) respectively. We had sales or principal repayments of $43,767 and
$9,356,594 during the three and nine months ended September 30, 2022, respectively, from which we realized a net gains/(losses) of $2,056 and $267,485 respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended September 30, 2023 and September 30, 2022, the net change in unrealized appreciation (depreciation) on investments totaled $265,026 or $0.03 per share, and $(3,210,287) or $(0.32) per share, respectively. For the nine months ended September 30, 2023, and September 30, 2022, the net change in unrealized appreciation (depreciation) on investments totaled $2,070,475 or $0.21 per share, and $(6,379,359) or $(0.64) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2023, was primarily driven by the performance of NexPoint Real Estate Finance, Inc. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2022, was primarily driven by the performance of Envision Healthcare Corp. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2023, was primarily driven by the performance of QuarterNorth Energy, Inc. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2022, was primarily driven by the performance of Envision Healthcare Corp.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three and nine months ended September 30, 2023, and September 30, 2022. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of September 30, 2023, would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2023, and September 30, 2022, the net increase/(decrease) in net assets resulting from operations was $(388,293) or $(0.04) per share, and $(4,435,887) or $(0.45) per share, respectively.

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Income	$2,792,041	$3,108,098
Net expenses	(1,234,826)	(1,432,111)
Net realized gain/(loss)	(4,015,983)	267,485
Net unrealized appreciation (depreciation)	2,070,475	(6,379,359)
Net increase from amounts committed by affiliates	—	—

Total	$(388,293)	$(4,435,887)

For the three months ended September 30, 2023, and September 30, 2022, the net increase/(decrease) in net assets resulting from operations was $704,461 or $0.07 per share, and $(2,652,623) or $(0.27) per share, respectively.

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
Income	$1,058,773	$993,592
Net expenses	(377,145)	(437,984)
Net realized gain/(loss)	(242,193)	2,056
Net unrealized appreciation (depreciation)	265,026	(3,210,287)
Net increase from amounts committed by affiliates	—	—

Total	$704,461	$(2,652,623)

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, and September 30, 2022, we had cash and cash equivalents of $2,350,754 and $2,173,985, respectively. As of September 30, 2023, and September 30, 2022, $2,097,864 and $1,752,448 was held in the State Street U.S. Government Money Market Fund, and
$252,890 and $421,537 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 27.05% of the Company’s currently issued and outstanding common stock. In aggregate, as of September 30, 2023, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.3 million.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the three months ended September 30, 2023, and September 30, 2022, respectively, and were offset against capital in excess of par value on the consolidated financial statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023 and September 30, 2022, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the nine months ended September 30, 2023, and September 30, 2022, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of September 30, 2023.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and nine months ended September 30, 2023, and September 30, 2022, the Company did not distribute in excess of net investment income.

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

For the nine months ended September 30, 2023, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
9/30/2023	$0.090	$841,972	$—
6/30/2023	0.090	848,061	275,845
3/31/2023	0.090	859,401	280,882
1/2/2023(2)	—	—	294,055

Total	$0.270	$2,549,434	$850,782

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2022 Dividend was reinvested in January 2023, see total December 2022 Dividend in table below.

For the year ended December 31, 2022, the Company made the following distributions

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
12/31/2022(3)	$0.090	$870,980	$—
9/30/2022	0.090	$874,461	303,070
6/30/2022	0.090	$887,710	298,766
3/31/2022	0.090	892,680	301,212
1/2/2022(2)	—	—	306,152

Total	$0.360	$3,525,831	$1,209,200

[1]	Of the total dividends shown, $1,999,373 was classified as a return of capital.
[2]	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.
[3]	The December 2022 Dividend was reinvested in January 2023.

For the year ended December 31, 2021, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
12/31/2021(3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,406
1/2/2021(2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

[1]	For the current period, there were no dividends classified as a return of capital.
[2]	The December 2020 Dividend was reinvested in January 2021.
[3]	The December 2021 Dividend was reinvested in January 2022.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•

Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 27.05% of the Company’s currently issued and outstanding common stock. In aggregate, as of September 30, 2023, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.3 million.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of September 30, 2023, would have been lower. These payments are not recoupable by the Adviser.

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

Critical Accounting Policies

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. We have identified the following as critical accounting policies.

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

As of September 30, 2023, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$16,615
PAMCO CLO 1997-1A B	Asset-Backed Securities	12
American Banknote Corp.	Common Stocks	1,732,500
IQHQ, Inc.	Common Stocks	2,359,000
MPM Holdings, Inc.	Common Stocks	42,500
MidWave Wireless, Inc. (fka Terrestar Corp.)	Common Stocks	4,944,671
Wayne Services Legacy Inc.	Common Stocks	2,346
NexPoint Capital REIT, LLC	LLC Interests	7,270,216
SFR WLIF III, LLC	LLC Interests	344,513
US GAMING LLC	LLC Interests	2,885,636
Apnimed, Inc.	Preferred Stocks	1,467,425
Apnimed, Inc.	Preferred Stocks	830,189
Sapience Therapeutics, Inc.	Preferred Stocks	4,581,906
Sapience Therapeutics, Inc.	Preferred Stocks	3,699,999
CCS Medical, Inc.	Senior Secured Loans	3,000,000

Instrument	Type	Fair Value
NexPoint Capital REIT, LLC	Senior Secured Loans	463,314
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	884,379
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	209,371
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	37,705
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	34,900
PlantSwitch, Inc.	Senior Secured Loans	2,000,000

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and nine months ended September 30, 2023, and September 30, 2022, the Adviser did not incur or pay any organization costs on our behalf. For the period from our inception to September 30, 2023, the Adviser incurred and paid organization costs of $33,392 on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three and nine months ended September 30, 2023, the Adviser incurred offering costs of $0 on our behalf. For the three and nine months ended September 30, 2022, the Adviser incurred offering costs of $0 and on our behalf. For the three and nine months ended September 30, 2023, the Company capitalized $0 of offering costs. For the three and nine months ended September 30, 2022, the Company capitalized $0 of offering costs. Of the capitalized offering costs, $0 were amortized to expense during the three and nine months ended September 30, 2023. Of the capitalized offering costs, $0 were amortized to expense during the three and nine months ended September 30, 2022. As of September 30, 2023 and September 30, 2022, $0 and $0 remained on the Consolidated Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2023, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

Recent Accounting Pronouncements

Please refer to Note 2 to the consolidated financial statements included herein for discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of September 30, 2023, 48% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating SOFR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the consolidated Statement of Assets and Liabilities as of September 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	28,030	—	28,030
Up 100 basis points	56,061	—	56,061
Up 200 basis points	112,121	—	112,121
Up 300 basis points	168,182	—	168,182

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

On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) completed the purchase of a total of 2,549,002 shares of NexPoint Capital, Inc. (the “Company”), representing 27.05% of the Company’s currently issued and outstanding common stock. The shares were purchased from NexPoint Advisors, L.P. (the “Adviser”), for an aggregate purchase price of $11,396,587.93. Liberty used its own capital to purchase the stock.

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

NEXPOINT CAPITAL, INC.

Date: November 14, 2023	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: November 14, 2023	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer

61