Form 10-K
period 2023-12-31
NexPoint Capital, Inc.
filed 2024-03-28
CIK 1588272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
no
established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in February 14, 2018 and the final offering price was $10.75. Since the registrant closed its public offering it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $5.72 per share. As of December 31, 2023, the Registrant had 9,309,405 shares of common stock, $0.001 par value, outstanding.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form
10-K
are incorporated by reference into Part III of this Annual Report on Form
10-K.
Auditor Firm Id: 925 Auditor Name: Cohen & Company, LTD. Auditor Location: Cleveland, Ohio, United States

PART I
Item 1. Business.
Organization
NexPoint Capital, Inc. (the “Company”), which may also be referred to as “we,” “us,” or “our,” incorporated on September 30, 2013 (inception date) as a Delaware limited liability company. The Company is an externally managed, non-diversified,
closed-end
management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is an investment company and accordingly follows the Investment Company accounting and reporting guidance under Topic 946 of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”),
Financial Services - Investment Companies
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
Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 27.05% of the Company’s currently issued and outstanding common stock as of July 21, 2023. In aggregate, as of December 31, 2023, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.6 million.
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
As of December 31, 2023, there is one consolidated subsidiary: the BDC Sapience Holdco, LLC, formed under the laws of the State of Delaware on June 21, 2023 and incorporated in Delaware on June 21, 2023. The Consolidated Schedule of Investments, Consolidated Statement of Assets and Liabilities, Consolidated Statement of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financials Highlights of the Company include the accounts of the Subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation for the Company. As of December 31, 2023, total assets of the Company were $51,279,034 of which $5,950,000 or approximately 11.6%, was held in BDC Sapience Holdco, LLC.

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
As of December 31, 2023, our investment portfolio, with a total fair value of $49.4 million, consisted of 35 positions in portfolio companies (calculated as a percentage of investments: 20.5% in first lien senior secured loans, 0.3% in second lien senior secured loans, 0.5% in corporate bonds, 0.0% in asset-backed securities, 0.6% in warrants, 32.3% in common stock, 21.0% in preferred stocks and 21.0% in LLC interests. As of December 31, 2023, the debt investments in our portfolio carry a weighted average cost price of 98.09% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 2.58% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.
Recent Developments
On January 8, 2024, the Board of the Company declared a cash distribution of $0.09 per share of the Company’s common stock, par value $0.001 per share, payable on January 19, 2024, to the stockholders of record on December 31, 2023.
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
Investments in Middle-Market
Non-Healthcare
Companies
We believe that high or rising interest rates will make it more difficult for middle-market companies in all sectors to raise debt and equity capital. Furthermore, the capital requirements of business in many sectors will be enormous in coming years as companies catch up on delayed capital spending and make required investments to adapt to structural economic changes brought on by
COVID-19.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

•
pursuant to Rule
13a-14
under the Securities Exchange Act of 1934, as amended (“Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

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
This coronavirus has resulted and may continue to result in the closing of borders, enhanced health screenings, disruptions to healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general anxiety and economic uncertainty.
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
Uncertainties surrounding the sovereign debt of a number of European Union (EU) countries and the viability of the EU have disrupted and may in the future disrupt markets in the United States and around the world. If one or more countries leave the EU or the EU dissolves, the world’s securities markets likely will be significantly disrupted. On January 31, 2020, the UK left the EU, commonly referred to as “Brexit,” and the UK ceased to be a member of the EU. Following a transition period during which the EU and the UK Government engaged in a series of negotiations regarding the terms of the UK’s future relationship with the EU, the EU and the UK Government signed an agreement on December 30, 2020 regarding the economic relationship between the UK and the EU. This agreement became effective on a provisional basis on January 1, 2021 and formally entered into force on May 1, 2021. While the full impact of Brexit is unknown, Brexit has already resulted in volatility in European and global markets. There remains significant market uncertainty regarding Brexit’s ramifications, and the range of potential outcomes of possible political, regulatory, economic, and market outcomes are difficult to predict. This uncertainty may affect other countries in the EU and elsewhere, and may cause volatility within the EU, triggering prolonged economic downturns in certain countries within the EU. Despite the influence of the lockdowns, and the economic bounce back, Brexit has had a material impact on the UK’s economy. Additionally, trade between the UK and the EU did not benefit from the global rebound in trade in 2021, and remained at the very low levels experienced at the start of the novel coronavirus
(COVID-19)
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
As of December 31, 2023, the Company did not utilize any leverage.
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
Each quarter, the fair value of each investment in our portfolio that is not publicly-traded is determined in good faith by the Board or by the Adviser, pursuant to Board-approved policies and procedures. Any changes in fair value are recorded in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
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

Item 1B.	Unresolved Staff Comments
None

Item 1C.	Cybersecurity
Risk Management and Strategy
As an integral part of our commitment to safeguarding sensitive information and ensuring the integrity of our operations, the Company utilizes the expertise and diligence of the Adviser and the Company (together, the “Organization”) in upholding robust cybersecurity measures. The Organization maintains a robust and evolving enterprise-wide cybersecurity risk management program (the “Program”) that is designed to assess, identify, manage, mitigate and respond to cybersecurity threats and keep pace with technological innovations, while also meeting applicable legal and regulatory requirements. Through the implementation of the Program, we strive to protect critical information assets (e.g., data, systems, infrastructure) and safeguard the Company from new and emerging threats.
The Program incorporates legal and regulatory requirements, aligns to industry best practices and requires the safeguarding and protection of information in relation to established information classifications. The Organization does not currently engage a third party to wholly review its information security infrastructure. However, as part of the Program, the Adviser has network-level penetration testing conducted annually by a third-party, along with application and physical penetration testing conducted regularly by both internal and external resources.
We are aware of the risks associated with third-party service providers (“vendors”), and the Adviser implements stringent processes to oversee and manage these risks. The Adviser leverages a robust and mature vendor information risk management methodology for evaluating vendors. This review includes, among others, a review of independent assurance (e.g., SOC 2 Type 2 reports, ISO27001 audits), independent penetration tests and policy documentation, as applicable. Moreover, the Adviser consistently includes contractual terms enshrining cybersecurity and availability requirements into the Adviser’s legal agreements with vendors. The Adviser also reassesses critical vendors on a regular basis.
The Adviser and the Company face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, result of operations, cash flow or reputation. Such risks to date have not had any impact on or relation to the Adviser’s business or the Company including our investment strategy, results of operations or financial condition. However, affiliated business lines have experienced threats to their data and systems periodically, including malware and computer virus attacks. The Organization has a robust information security program including but not limited to, an incident management process and monitors for suspicious network activity, phishing program for educational purposes internally, endpoint protection tools, encryption and more to protect against threats. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see our disclosure entitled “We depend on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay dividends to our stockholders.” under “Item 1A. Risk Factors.”
Governance
The Board is provided regular reports by the Adviser on its processes for identifying and mitigating cybersecurity risks for the Company The Board actively participates in discussions with management, including the Company’s Chief Compliance Officer and the Organization’s personnel responsible for cybersecurity, and among themselves regarding cybersecurity risks. The Organization’s cybersecurity program includes policies designed to detect and respond to cyber attacks, monitoring third-party service providers’ cyber security policies, and descriptions of the infrastructure, processes and personnel that are devoted to identifying and addressing internal and external threats. The Organization has strategically integrated its cybersecurity program into its broader risk management framework to promote a company-wide culture of cybersecurity risk management and to protect information on a global basis. The Organization draws upon its team of information security and business resilience professionals that work closely with business and information technology colleagues to continuously evaluate and address cybersecurity risks.

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
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2023:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column

Common Stock	200,000,000	—	9,309,405
Preferred Stock	25,000,000	—	—
As of December 31, 2023, we had 1,415 record holders of our common stock.
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
Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 8, 2014	652,174	$9.20	0
March 31, 2016	3,232	8.55	3,232
December 31, 2016	4,169	9.24	4,169
March 31, 2017	58,893	9.59	58,893
June 30, 2017	23,441	9.59	23,441
September 30, 2017	37,284	9.36	37,284
December 31, 2017	10,820	9.52	10,820
March 31, 2018	73,736	9.89	73,736
June 30, 2018	142,605	9.69	142,605

September 30, 2018	73,877	9.61	73,877
December 31, 2018	183,934	8.75	183,934
March 31, 2019	125,146	8.51	125,146
June 30, 2019	71,112	8.69	71,112
September 30, 2019	127,126	8.58	127,126
December 31, 2019	131,082	8.41	131,082
March 31, 2020	49,418	4.88	49,418
June 30, 2020	45,916	5.87	45,916
September 30, 2020	51,384	6.09	51,384
December 31, 2020	77,523	6.16	77,523
March 31, 2021	263,285	6.31	263,285
June 30, 2021	214,460	6.38	214,460
September 30, 2021	119,019	6.55	119,019
December 31, 2021	131,229	6.36	131,229
March 31, 2022	85,999	6.40	85,999
June 30, 2022	102,662	6.02	102,662
September 30, 2022	195,785	5.94	195,785
December 31, 2022	94,263	5.73	94,263
March 31, 2023	181,298	5.47	181,298
June 30, 2023	179,159	5.26	179,159
September 30, 2023	118,580	5.27	118,580
December 31, 2023	99,756	5.22	99,756
For the years ended December 31, 2023, 2022, 2021, 2020, and 2019, the Company did not repurchase any shares as part of its death and disability program. For the year ended December 31, 2018, the Company also repurchased 3,752 shares as part of its death and disability program. For the year ended December 31, 2016, the Company also repurchased 15,553 shares as part of its death and disability program. For the years ended December 31, 2017, 2015 and 2014, the Company did not repurchase any shares as part of its death and disability program.
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
On a quarterly basis, we will send information to all stockholders of record regarding distributions paid to our stockholders in such quarter.
Please see below for a table detailing the dividends paid for the year ended December 31, 2023:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2023 (3)	$0.090	$837,847	$—
9/30/2023	0.090	842,040	277,313
6/30/2023	0.090	847,993	275,845
3/31/2023	0.090	859,401	280,881
1/24/2023 (2)	—	—	293,686

Total	$0.360	$3,387,281	$1,127,725

1	Of the total dividends shown, $1,757,477 was classified as a return of capital.
2	The December 2022 Dividend was reinvested in January 2023, see total December 2022 Dividend in table below.
3	The December 2023 Dividend was reinvested in January 2024.
Please see below for a table detailing the dividends paid for the year ended December 31, 2022:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2022 (3)	$0.090	$870,980	$—
9/30/2022	0.090	874,461	303,070
6/30/2022	0.090	887,710	298,766
3/31/2022	0.090	892,680	301,212
1/2/2022 (2)	—	—	306,152

Total	$0.360	$3,525,831	$1,209,200

1	Of the total dividends shown, $1,999,373 was classified as a return of capital.
2	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.
3	The December 2022 Dividend was reinvested in January 2023.
Please see below for a table detailing the dividends paid for the year ended December 31, 2021:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2021 (3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,405
1/2/2021 (2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.
3	The December 2021 Dividend was reinvested in January 2022.

Please see below for a table detailing the dividends paid for the year ended December 31, 2020:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2020 (3)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020 (2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
3	The December 2020 Dividend was reinvested in January 2021
Please see below for a table detailing the dividends paid for the year ended December 31, 2019:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	626,130	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019 (2)	—	—	456,444

Total	$0.720	$7,512,670	$4,823,663

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.
3	The December 2019 Dividend was reinvested in January 2020.

Please see below for a table detailing the dividends paid for the year ended December 31, 2018:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested (2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2018 Dividend was reinvested in January 2019.
Please see below for a table detailing the dividends paid for the year ended December 31, 2017:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

1	For the current period, there were no dividends classified as a return of capital.
Please see below for a table detailing the dividends paid for the year ended December 31, 2016:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/28/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
11/2/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/30/2016	0.055	277,907	200,860
6/29/2016 (2)	0.055	255,731	190,535
6/1/2016 (3)	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,2503

1	For the current period, there were no dividends classified as a return of capital.
2	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
3	Beginning in May 2016, we began declaring dividends weekly.

Please see below for a table detailing the dividends paid for the year ended December 31, 2015:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/31/2015	$0.058	$155,396	$139,260
11/30/2015	0.058	147,122	137,008
10/30/2015	0.058	141,377	134,845
9/30/2015	0.058	134,498	130,315
8/31/2015	0.058	128,773	124,959
7/31/2015	0.058	125,195	122,496
6/30/2015	0.058	117,215	115,203
5/29/2015	0.058	114,540	112,647
4/30/2015	0.058	108,525	107,595
3/31/2015	0.058	104,842	104,543
2/27/2015	0.058	100,082	100,044
1/30/2015	0.050	69,054	69,022

Total	$0.688	$1,446,619	$1,397,937

1	Of the total dividends shown, $262,760 was classified as a return of capital.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we may invest;

•	the ability of our portfolio companies to achieve their objectives;

•	impact and effects of the recent outbreak of COVID-19 or a future pandemic or epidemic on the future financial performance of the Company;

•	the relative and absolute performance of our Adviser;

•	our current and expected financings and investments;

•	our ability to make distributions to our stockholders;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our use of financial leverage;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a regulated investment company, or RIC, and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.
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
The Adviser has also entered into a Services Agreement with Skyview Group (“Skyview”), pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser will compensate all Adviser and Skyview personnel who provide services to the Company.
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
Public Offering
As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 27.05% of the Company’s currently issued and outstanding common stock as of July 21, 2023. In aggregate, as of December 31, 2023, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.6 million. In February 2018, we closed our continuous public offering of shares of common stock.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of December 31, 2023, are $1,093,631. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.
The following table reflects the 2023 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2023, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2023	$902,219	$481,443	$420,776	$140,233	December 31, 2026
September 30, 2023	630,924	350,382	280,543	96,669	September 30, 2026
June 30, 2023	420,066	236,192	183,874	102,016	June 30, 2026
March 31, 2023	208,486	126,628	81,858	81.858	March 31, 2026
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
During the year ended December 31, 2023, $349,488 of expense reimbursements that were eligible for recoupment by the Adviser expired.
There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2024 or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the years ended December 31, 2023, 2022 and 2021
During the year ended December 31, 2023, we made long investments in portfolio companies and other investments totaling $4,569,498. During the same period, we generated proceeds from sales and principal repayments on long investments of $8,576,616. As of December 31, 2023, our investment portfolio, with a total fair value of $49.4 million, consisted of 35 positions in portfolio companies (calculated as a percentage of investments: 20.5% in first lien senior secured loans, 0.3% in second lien senior secured loans, 0.5% in corporate bonds, 0.0% in asset-backed securities, 0.6% in warrants, 32.3% in common stock, 21.0% in preferred stocks and 21.0% in LLC interests. As of December 31, 2023, the debt investments in our portfolio carry a weighted average cost price of 98.09% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 2.58% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.
The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity. As of December 31, 2023, there were no positions held in the TRS.
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
Total Portfolio Activity
The following tables present selected information regarding our portfolio investment activity for the years ended December 31, 2023, 2022 and 2021:

Net Investment Activity	December 31, 2023	December 31, 2022	December 31, 2021
Purchases	$4,569,498	$9,519,074	$8,119,981
Proceeds from Securities Sold Short	—	—	—
Payment-in-kind	131,372	193,003	100,908
Purchases of Securities Sold Short	—	—	—
Sales and Principal Repayments	(8,576,616)	(11,143,514)	(17,408,129)

Net Portfolio Activity	$(3,875,746)	$(1,431,437)	$(9,187,240)

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$3,504,498	76.7%	$3,485,000	36.6%	$5,335,151	65.7%
Senior Secured Loans—Second Lien	—	0.0%	—	0.0%	—	0.0%
Corporate Bonds – Senior Unsecured	482,500	10.6%	—	0.0%	—	0.0%
Equities	582,500	12.7%	34,088	0.4%	1,013,533	12.5%
LLC Interests	—	0.0%	—	0.0%	—	0.0%
Mortgage-Backed-Securities	—	0.0%	—	0.0%	—	0.0%
Closed-End Mutual Funds	—	0.0%	—	0.0%	—	0.0%
Preferred Stocks	—	63.0%	5,999,986	63.0%	1,750,000	21.6%
Warrants	—	0.0%	—	0.0%	21,297	0.2%

Total Investments	$4,569,498	100.0%	$9,519,074	100.0%	$8,119,981	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2023 and December 31, 2022:

December 31, 2023
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$10,580,813	$10,130,961	20.5%
Senior Secured Loans — Second Lien	1,500,056	127,556	0.3%
Asset-Backed Securities	218,665	84	0.0%
LLC Interests	10,734,196	10,370,499	21.0%
Corporate Bonds	1,380,892	727,523	1.5%
Common Stocks	9,924,122	15,961,319	32.3%
Preferred Stock	11,829,987	11,822,375	23.9%
Warrants	74,284	272,969	0.6%

Total Invested Assets	$45,998,823	$49,413,286	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2022
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$14,645,107	$11,575,822	21.7%
Senior Secured Loans — Second Lien	2,976,056	2,652,371	5.0%
Asset-Backed Securities	388,541	7,036	0.0%
LLC Interests	3,666,112	4,689,242	8.8%
Corporate Bonds	3,358,783	2,704,917	5.1%
Common Stocks	17,100,444	19,514,684	36.6%
Preferred Stock	11,829,986	11,967,910	22.5%
Warrants	74,284	181,733	0.3%

Total Invested Assets	$54,039,313	$53,293,715	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2023, and December 31, 2022:

	December 31, 2023	December 31, 2022
Number of Investments	35	39
% Variable Rate (based on fair value)	76%	71%
% Non-Income Producing Equity or Other Investments (based on fair value)	28%	27%
Weighted Average Cost Price of Investments (as a % of par or stated value)	98.09%	94.17%
Weighted Average Credit Rating of Investments that were Rated	Ca	Caa1
% of Fixed Income Investments on Non-Accrual (based on fair value)	6.4%	0.0%
Portfolio Composition by Strategy and Industry
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2023, and December 31, 2022:

	December 31, 2023		December 31, 2022
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$5,934,810	12.0%	$6,183,456	11.6%
Broadly Syndicated – Public	245,327	0.5%	2,561,915	4.8%
Middle-Market	40,427,162	81.9%	42,133,492	74.4%
Opportunistic/Other	2,805,987	5.7%	2,414,852	5.1%

Total Invested Assets	$49,413,286	100.0%	$53,293,715	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2023, and December 31, 2022:

	December 31, 2023		December 31, 2022
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Bioplastics	$2,000,000	4.0%	$—	0.1%
Chemicals	42,500	0.1%	42,500	0.1%
Consumer Discretionary	488,665	1.0%	—	0.0%
Consumer Products	3,016,752	6.1%	3,088,750	5.8%
Energy	2,504,104	5.1%	1,752,941	3.3%
Financials	4,722,584	9.6%	3,180,161	6.0%
Healthcare	17,228,699	34.9%	26,101,074	49.0%
Media/Telecommunications	245,327	0.5%	310,563	0.6%
Real Estate Investment Trusts (REITs)	805,987	1.6%	1,018,779	1.9%
Real Estate	12,423,858	25.1%	11,613,222	21.8%
Service	—	0.0%	2,268	0.0%
Telecommunication Services	5,934,810	12.0%	6,183,457	11.6%

Total Invested Assets	$49,413,286	100.0%	$53,293,715	100.0%

As of December 31, 2023, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, Inc., NexPoint Capital REIT, LLC, SFR WLIF III, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.
Summary Description of Portfolio Companies/Investments
As of December 31, 2023, and December 31, 2022, 40.75% and 53.5% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:
Healthcare Investments
Sapience Therapeutics, Inc.:
As of December 31, 2023, and December 31, 2022, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.1 million and $8.3 million, respectively. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.
CCS Medical, Inc.:
As of December 31, 2023, and December 31, 2022 we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million and $3.0 million, respectively. CCS Medical, Inc. provides direct-to-home
delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.
Apnimed
, Inc.: As of December 31, 2023, and December 31, 2022 we held preferred shares of Apnimed Inc, with an aggregate fair value of $2.6 million and $2.3 million, respectively. Apnimed, Inc. is a clinical-stage pharmaceutical company focused on developing oral pharmacologic therapies for the treatment of obstructive sleep apnea (OSA) and related disorders. Apnimed’ s lead development program targets the neurologic control of upper airway muscles to maintain an open airway during sleep.
Auris Luxembourg III S.a.r.l.:
As of December 31, 2023, and December 31, 2022, we held first lien senior secured loans of Auris Luxembourg III S.a.r.l. with an aggregate fair value of $1.3 million and $1.4 million, respectively. Auris Luxembourg III S.a.r.l’s parent, WSAudiology is a global hearing aid manufacturer.
Covenant Surgical Partners, Inc.:
As of December 31, 2023, and December 31, 2022, we held first lien senior secured loans of Covenant Surgical Partners, Inc. with an aggregate fair value of $1.3 million and $1.5 million, respectively. Covenant Physician Partners is a physician services company that partners with leading healthcare providers across the country to grow thriving practices and centers. As of December 31, 2023, the company delivered physician services to nearly 1,735 associates and physicians in 19 states.
Results of Operations for the years ended December 31, 2023, 2022, and 2021
Revenues
We generate a significant portion of our investment income in the form of interest on the debt securities we purchase or originate. We have invested primarily in broadly syndicated bank loans of private companies. Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread. The base lending rate is typically the three-month SOFR. The settlement of bank loans differs from the settlement of many other equity or debt instruments. Bank loans are manually settled through the agent by assignment. As a result, settlement can take an undetermined amount of time. Currently, according to data provided by S&P Global, bank loans settle, on average, on the seventeenth day after the trade date. Generally, interest does not begin to accrue to the buyer until seven business days after the trade date.

Our CLO equity pays quarterly dividends based on excess cash flow available after the CLO’s payment “waterfall” provisions. Grayson CLO is past its respective investment period, and as a result, excess cash flow is expected to decline over time. We, therefore, expect that the quarterly dividends paid by the investment will similarly decline.
Expenses
For the years ended December 31, 2023, 2022, and 2021, respectively, we had total net operating expenses of $1,678,309 or $0.17 per share, $1,902,995 or $0.19 per share, $2,174,432 or $0.21 per share. Our operating expenses include base management fees attributed to the Adviser of $942,612, $1,096,487, and $1,220,044 for the year ended December 31, 2023, 2022, and 2021. Of these amounts, $0, $0, and $0 were voluntarily waived. Our expenses also include administrative services expenses attributed to the Adviser of $194,764, $226,948, and $244,754 for the years ended December 31, 2023, 2022 and 2021, respectively.
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

(1)
The Adviser has permanently waived the recoupment of any advisory fees or administration fees calculated on the portion of gross assets attributable to the receivable from Adviser balance on the Consolidated Statements of Assets and Liabilities.

Our other expenses subject to the Expense Limitation Agreement for years ended December 31, 2023, 2022, and 2021 were $902,219, $913,273, and $892,640, and consisted of the following:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2021	For the Year Ended December 31, 2021
Audit and tax fees	$166,039	$167,864	$168,254
Legal fees	43,949	53,658	72,441
Custodian and accounting service fees	311,664	311,050	307,438
Reports to stockholders	134,324	82,721	75,060
Stock transfer fee	167,547	209,866	208,251
Directors’ fees	15,194	18,170	17,781
Other expenses	63,502	69,944	43,415

Total	$902,219	$913,273	$892,640

In addition, cumulatively from inception through June 10, 2016, the Adviser voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.
Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income
We earned net investment income of $1,666,934 or $0.17 per share, $1,789,618 or $0.18 per share, $1,923,427 or $0.19 per share for the years ended December 31, 2023, 2022, and 2021, respectively.
Net Realized Gains or Losses
We had sales or principal repayments of $8,576,616, $11,143,514, and $17,408,129, during the years ended December 31, 2023, 2022, and 2021, respectively, from which we realized net gains(losses) of $(4,345,706), $329,081, and $(3,479,546), respectively.
Net Change in Unrealized Appreciation (Depreciation) on Investments
For the years ended December 31, 2023, 2022, and 2021, the net change in unrealized appreciation (depreciation) on investments totaled $4,132,719 or $0.43 per share, $(6,183,873) or $(0.63) per share, and $7,262,262 or $0.71 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2023, was primarily driven by the performance of America Banknote Corporation Common Stock, Apnimed, Inc. Preferred Stock and the Sound Inpatient Term Loan. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2022, was primarily driven by the performance of America Banknote Corporation Common Stock, NexPoint Real Estate Finance, Inc. Common Stock and the Enterprise Merger Sub Term Loan. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2021 was primarily driven by the performance of TerreStar Corp. Common Stock, NexPoint Residential Trust, Inc. Common Stock and the US Gaming LLC Interests.
Net Increase from Payment from Affiliates
For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the years ended December 31, 2023, 2022 and 2021. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of December 31, 2023 would have been lower. These payments are shown in the Consolidated Statements of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2023, 2022 and 2021, the net increase/(decrease) in net assets resulting from operations was $1,453,947 or $0.17 per share, $(4,065,174) or $(0.41) per share, and $5,706,143 or $0.56 per share, respectively.

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Income	$3,332,223	$3,692,613	$4,097,859
Expenses	(1,678,309)	(1,902,995)	(2,174,432)
Net Realized Gain/(Loss)	(4,345,706)	329,081	(3,479,546)
Net Unrealized Appreciation (Depreciation)	4,132,719	(6,183,873)	7,262,262
Net increase from amounts committed by affiliates	—	—	—

Total	$1,453,947	$(4,065,174)	$5,706,143

Financial Condition, Liquidity and Capital Resources
As of December 31, 2023, and December 31, 2022, we had cash and cash equivalents of $1,401,744 and $1,629,846, respectively. As of December 31, 2023, and December 31, 2022, $1,160,707 and $1,420,428 was held in the State Street U.S. Government Money Market Fund, and $241,037 and $209,418 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.
Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 27.05% of the Company’s currently issued and outstanding common stock as of July 21, 2023. In aggregate, as of December 31, 2023, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.6 million.
The sales commissions and dealer manager fees related to the sale of our common stock were $0, $0, and $0, for the years ended December 31, 2023, 2022, and 2021 and were offset against capital in excess of par value on the financial statements.
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
Contractual Obligations and
Off-Balance
Sheet Arrangements
We may become a party to financial instruments with
off-balance
sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2023 and December 31, 2022, we had no outstanding commitments to fund investments.
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
The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the years ended December 31, 2023 and December 31, 2022, the Company incurred $0 and $0 of incentive fees on capital gains, respectively Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of December 31, 2023.
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
To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the years ended December 31, 2021 and 2020, the Company did not distribute in excess of net investment income. For the years ended December 31, 2023 and 2022 the Company made $1,757,477 and $1,999,373 of distributions in excess of net investment income.
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
For the year ended December 31, 2023, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2) (3)
12/31/2023 (3)	$0.090	$837,847	$—
9/30/2023	0.090	842,040	277,313
6/30/2023	0.090	847,993	275,845
3/31/2023	0.090	859,401	280,881
1/24/2023 (2)	—	—	293,686

Total	$0.360	$3,387,281	$1,127,725

1	Of the total dividends shown, $1,757,477 was classified as a return of capital.
2	The December 2022 Dividend was reinvested in January 2023, see total December 2022 Dividend in table below.
3	The December 2023 Dividend was reinvested in January 2024.

For the year ended December 31, 2022, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2) (3)
12/31/2022 (3)	$0.090	$870,980	$—
9/30/2022	0.090	874,461	303,070
6/30/2022	0.090	887,710	298,766
3/31/2022	0.090	892,680	301,212
1/2/2022 (2)	—	—	306,152

Total	$0.360	$3,525,831	$1,209,200

1	Of the total dividends shown, $1,961,318 was classified as a return of capital.
2	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.
3	The December 2022 Dividend was reinvested in January 2023.
For the year ended December 31, 2021, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2) (3)
12/31/2021 (3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,405
1/2/2021 (2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.
3	The December 2021 Dividend was reinvested in January 2022.
For the year ended December 31, 2020, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2) (3)
12/31/2020 (3)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020 (2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
3	The December 2020 Dividend was reinvested in January 2021
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•
Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 27.05% of the Company’s currently issued and outstanding common stock as of July 21, 2023. In aggregate, as of December 31, 2023, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.6 million.

•
Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of December 31, 2023, would have been lower. These payments are not recoupable by the Adviser.

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
As of December 31, 2023, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$84
American Banknote Corp.	Common Stocks	3,536,250
IQHQ, Inc.	Common Stocks	2,533,000
MidWave Wireless, Inc. (fka Terrestar Corp.)	Common Stocks	4,732,181
MPM Holdings, Inc.	Common Stocks	42,500
NexPoint Capital REIT, LLC	LLC Interests	7,014,774
SFR WLIF III, LLC	LLC Interests	338,973
US Gaming, LLC	LLC Interests	3,016,752
Apnimed, Inc.	Preferred Stocks	1,644,435
Apnimed, Inc.	Preferred Stocks	928,197
Sapience Therapeutics, Inc.	Preferred Stocks	4,452,382
Sapience Therapeutics, Inc.	Preferred Stocks	3,611,111
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	912,118
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	215,938
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	35,994
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	38,579
NexPoint Capital REIT, LLC	Senior Secured Loans	463,314
PlantSwitch, Inc.	Senior Secured Loans	2,000,000

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
Organization Costs
Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the year ended December 31, 2023, 2022, and 2021, the Adviser did not incur any organization costs on our behalf.
Offering Costs
Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the years ended December 31, 2023, 2022 and 2021, the Adviser incurred offering costs of $0, $0, and $0, respectively, on our behalf. For the years ended December 31, 2023, 2022 and 2021, the Company capitalized $0, $0, and $0, respectively, of offering costs. Of the capitalized offering costs, $0, $0, and $0 were amortized to expense during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, and December 31, 2022, $0 and $0 remained on the Consolidated Statements of Assets and Liabilities, respectively.
Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2023, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
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
The Company may hold certain portfolio company investments through consolidated taxable subsidiaries. The Company does not expect for the investments of its consolidated taxable subsidiaries to be subject to state income taxes. Accordingly, the Company’s provision for income taxes is reflective of only the U.S. federal statutory corporate tax rate of 21.0%. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of December 31, 2023, and 2022, the Company recorded deferred tax assets of $13,020 and $0, respectively, in the accompanying consolidated balance sheet, for certain of the Company’s taxable consolidated subsidiaries. The only component of the deferred tax asset is net unrealized depreciation on portfolio investments held within the taxable subsidiaries. Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did not record a valuation allowance related to its deferred tax assets as of December 31, 2023.
Recent Accounting Pronouncements
Please refer to Note 2 to the consolidated financial statements included herein for discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, most significantly changes in interest rates. As of December 32, 2023, 76% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating SOFR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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
pre-incentive
fee net investment income.
Assuming that the Consolidated Statement of Assets and Liabilities as of December 31, 2023, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	27,991	—	27,991
Up 100 basis points	55,982	—	55,982
Up 200 basis points	111,965	—	111,965
Up 300 basis points	167,947	—	167,947
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

Item 8.	Financial Statements and Supplementary Data
NexPoint Capital, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022 (Unconsolidated)
Assets
Unaffiliated investments, at fair value (cost of $33,564,802 and $41,687,079, respectively)	$38,716,441	$43,020,714
Affiliated investments, at fair value (cost of $12,434,021 and $12,324,892, respectively) (1)	10,696,845	10,273,001
Cash and cash equivalents	1,401,744	1,629,846
Receivable for investments sold	8,953	—
Dividends and interest receivable	299,110	220,194
Receivable from Adviser (2)	137,648	92,216
Prepaid expenses	5,273	15,905
Deferred tax asset (3)	13,020	—

Total assets	51,279,034	55,251,876

Liabilities
Payable for investments purchased	53,304	—
Payable to Adviser (2)	284,896	314,993
Accrued expenses and other liabilities	293,462	371,736
Distributions payable	837,846	870,980

Total liabilities	1,469,508	1,557,709

Commitments and contingencies (4)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 9,309,405 and 9,677,593 shares issued and outstanding, respectively)	9,309	9,678
Paid-in capital in excess of par	83,221,067	86,949,376
Distributable earnings (accumulated loss)	(33,420,850)	(33,264,887)

Total net assets	$49,809,526	$53,694,167

Net asset value per share of common stock	$5.35	$5.55

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of the deferred tax asset.
(4)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).
See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2023	2022 (Unconsolidated)	2021 (Unconsolidated)
Investment income:
Interest	$1,918,030	$2,178,971	$3,070,371
Interest paid-in-kind	131,372	193,003	100,908
Dividend income from unaffiliated investments	444,982	645,582	17,848
Dividend income from affiliated investments (1)	837,839	675,057	904,081
Other fee income	—	—	4,651

Total investment income	3,332,223	3,692,613	4,097,859
Expenses:
Investment advisory fees (2)	942,612	1,096,487	1,220,044
Custodian and accounting service fees	311,664	311,050	307,438
Administration fees (2)	194,764	226,948	244,754
Stock transfer fee	167,547	209,866	208,251
Audit and tax fees	166,039	167,864	168,254
Reports to stockholders	134,324	82,721	75,060
Other expenses	122,992	113,825	155,670
Legal fees	43,949	53,658	72,441
Directors’ fees (2)	15,194	18,170	17,781

Total expenses	2,099,085	2,280,589	2,469,693
Expenses (waived) or recouped by the Adviser (2)	(420,776)	(377,594)	(295,261)

Net expenses	1,678,309	1,902,995	2,174,432

Net investment income before income taxes	1,653,914	1,789,618	1,923,427
Income tax expense (3)	(13,020)	—	—

Net investment income	1,666,934	1,789,618	1,923,427

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	(4,414,415)	66,517	(4,090,996)
Affiliated investments (1)	68,709	262,564	611,450
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	3,818,004	(3,747,521)	5,494,097
Affiliated investments (1)	314,715	(2,436,352)	1,768,165

Net realized and unrealized gains (losses)	(212,987)	(5,854,792)	3,782,716

Net increase (decrease) in net assets resulting from operations	1,453,947	(4,065,174)	5,706,143

Per share information - basic and diluted per common share
Net investment income:	$0.17	$0.18	$0.19
Earnings (loss) per share:	$0.15	$(0.41)	$0.56
Weighted average shares outstanding:	9,533,072	9,893,732	10,254,666

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of income tax expense.
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

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2021	9,956,228	$9,956	$91,135,719	$(28,206,767)	$62,938,908
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,789,618	1,789,618
Net realized gain (loss) on investments	—	—	—	329,081	329,081
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,183,873)	(6,183,873)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(478,708)	(478)	(2,862,458)	—	(2,862,936)
Reinvestment of common stock	200,073	200	1,209,000	—	1,209,200
Distributions to stockholders	—	—	—	(1,526,458)	(1,526,458)
Distributions to stockholders from return of capital	—	—	(1,999,373)	—	(1,999,373)

Total increase (decrease) for the year ended December 31, 2022	(278,635)	(278)	(3,652,831)	(5,591,632)	(9,244,741)

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(533,512)	533,512	—
Balance at December 31, 2022	9,677,593	$9,678	$86,949,376	$(33,264,887)	$53,694,167

Distributions to stockholders per share	—	$—	$—	$0.36	$0.36

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	9,677,593	$9,678	$86,949,376	$(33,264,887)	$53,694,167
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	1,666,934	1,666,934
Net realized gain (loss) on investments	—	—	—	(4,345,706)	(4,345,706)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	4,132,719	4,132,719
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(578,793)	(580)	(3,078,452)	—	(3,079,032)
Reinvestment of common stock	210,605	211	1,127,514	—	1,127,725
Distributions to stockholders	—	—	—	(1,629,804)	(1,629,804)
Distributions to stockholders from return of capital	—	—	(1,757,477)	—	(1,757,477)

Total increase (decrease) for the year ended December 31, 2023	(368,188)	(369)	(3,708,415)	(175,857)	(3,884,641)

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(19,894)	19,894	—
Balance at December 31, 2023	9,309,405	$9,309	$83,221,067	$(33,420,850)	$49,809,526

Distributions to stockholders per share	—	$—	$—	$0.36	$0.36

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022 (Unconsolidated)	2021 (Unconsolidated)
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$1,453,947	$(4,065,174)	$5,706,143
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(4,569,498)	(9,519,074)	(8,119,981)
Payment-in-kind investments	(131,372)	(193,003)	(100,908)
Proceeds from sales and principal repayments of investment securities	8,576,616	11,143,514	17,408,129
Net realized gain (loss) on investments	4,414,415	(66,517)	4,090,996
Net realized (gain) loss on Affiliated investments	(68,709)	(262,564)	(611,450)
Net change in unrealized (appreciation) depreciation on investments	(4,132,719)	6,183,873	(7,262,262)
Amortization of premium/discount, net	(208,304)	(343,633)	(972,220)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(8,953)	990,537	(990,537)
(Increase) decrease in dividends and interest receivable	(78,916)	220,210	(155,192)
(Increase) decrease in receivable from Adviser	(45,432)	3,242	6,084
(Increase) decrease in prepaid expenses	10,632	(2,683)	(13,222)
Increase (decrease) in payable for investments purchased	53,304	(301,369)	301,369
Increase (decrease) in payable to Adviser	(30,097)	(63,594)	(44,950)
(Increase) decrease in deferred tax asset	(13,020)	—	—
Increase (decrease) in accrued expenses and other liabilities	(78,274)	299,558	(155,884)

Net cash flows provided by (used in) operating activities	5,143,620	4,023,323	9,086,115

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(3,079,032)	(2,862,936)	(4,643,769)
Distributions paid in cash	(2,292,690)	(2,341,712)	(2,360,642)

Net cash flows (used in) financing activities	(5,371,722)	(5,204,648)	(7,004,411)

Net increase (decrease) in cash and cash equivalents	(228,102)	(1,181,325)	2,081,704

Cash and cash equivalents
Beginning of the year	1,629,846	2,811,171	729,467

End of the year	$1,401,744	$1,629,846	$2,811,171

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$131,372	$193,003	$100,908
Reinvestment of distributions paid	$1,127,725	$1,209,200	$1,319,241
Local and excise taxes paid	$58,473	$36,426	$87,200
See Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of December 31, 2023

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value
Senior Secured Loans – 20.6% (4)
Bioplastics – 4.0%
PlantSwitch, Inc. Convertible Promissory Note (First Lien Term Loan) (5) (6)	10% Fixed		9/20/2026	$2,000,000	$2,000,000	$2,000,000

Healthcare – 13.2%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan) (7) (8)	SOFR + 375	5.87%	2/27/2026	1,453,650	1,450,998	1,438,750
Carestream Health, Inc. (First Lien Term Loan) (9)	SOFR + 750	5.36%	9/30/2027	658,467	581,366	514,635
CCS Medical, Inc (First Lien Term Loan) (5) (6)	11% Fixed		4/7/2026	3,000,000	2,945,554	3,000,000
Covenant Surgical Partners, Inc. (First Lien Delayed Draw Term Loan) (9)	SOFR + 400	5.38%	7/1/2026	333,333	333,679	261,000
Covenant Surgical Partners, Inc. (First Lien Term Loan) (9)	SOFR + 400	5.38%	7/1/2026	1,597,232	1,599,049	1,250,633
Sound Inpatient Physicians (Second Lien Term Loan) (9)	SOFR + 675	5.64%	6/26/2026	1,555,556	1,500,056	127,556

						6,592,574

Real Estate – 0.9%
NexPoint Capital REIT, LLC (First Lien Term Loan) (5) (6) (10)	PRIME + 100	8.00%	3/25/2025	463,314	463,314	463,314

Telecommunication Services – 2.4%
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan F) (5) (6)	12% PIK	12.00%	2/28/2024	216,696	216,696	215,938
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan E) (5) (6)	12% PIK	12.00%	2/28/2024	915,322	915,322	912,118
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan G) (5) (6)	12% PIK	12.00%	2/28/2024	38,714	38,714	38,579
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan H) (5) (6)	12% PIK	12.00%	2/28/2024	36,121	36,121	35,994

						1,202,629

Total Senior Secured Loans						10,258,517

Asset-Backed Securities – 0.0%
Financials – 0.0%
Grayson Investor Corp. (7) (5) (6) (11) (12) (13)				800	218,666	84

Total Asset-Backed Securities						84

Corporate Bonds – 1.5%
Consumer Discretionary – 1.0%
Vista Outdoor, Inc. 4.50%, 03/15/2029				500,000	482,645	488,665

Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (7) 6.38%, 05/01/2026				116,808	313,455	99,711
iHeartCommunications, Inc. (7) 8.38%, 05/01/2027				214,073	584,792	139,147

						238,858

Total Corporate Bonds						727,523

				Shares
Common Stocks – 32.0%
Chemicals – 0.1%
MPM Holdings, Inc. (5) (6) (14)				8,500	17,000	42,500

Energy – 4.5%
Quarternorth Energy, Inc.				16,534	1,563,928	2,237,604

Financials – 7.1%
American Banknote Corp. (5) (6) (14)				750,000	2,062,500	3,536,250

Real Estate – 9.2%
Nexpoint Real Estate Finance, Inc. (10)				131,670	2,479,467	2,073,797
IQHQ, Inc. (5) (6)				100,000	1,500,000	2,533,000

						4,606,797

Real Estate Investment Trust (REIT) – 1.6%
NexPoint Residential Trust, Inc. (7) (10)				23,409	701,237	805,987

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2023

Telecommunication Services – 9.5%
MidWave Wireless, Inc. (fka Terrestar Corp.) (5) (6) (14)		14,035	1,599,990	4,732,181

Total Common Stocks				15,961,319

LLC Interests – 20.8%
Consumer Products – 6.1%
US Gaming, LLC (5) (6) (14)		1,700	$1,700,000	$3,016,752

Real Estate – 14.8%
NexPoint Capital REIT, LLC (5) (6) (10)		737	8,418,892	7,014,774
SFR WLIF III, LLC (5) (6) (10)		371,112	371,111	338,973

				7,353,747

Total LLC Interests				10,370,499

	Preferred Dividend Rate
Preferred Stocks – 23.7%
Financials – 2.4%
777 Partners, LLC	10.00%	750	750,000	686,250
United Fidelity Bank FSB	7.00%	1,000	1,000,000	500,000

				1,186,250

Healthcare – 21.4%
Apnimed, Inc. (5) (6)	8.00%	135,122	1,199,993	1,644,435
Apnimed, Inc. (Series C-2) (5) (6)	8.00%	72,065	799,994	928,197
Sapience Therapeutics, Inc. (Series B
Preferred Shares) (5) (6) (15)	8.00%	1,863,468	4,080,000	4,452,382
Sapience Therapeutics, Inc. (Series B-1
Preferred Shares) (5) (6) (15)	8.00%	1,311,091	4,000,000	3,611,111

				10,636,125

Total Preferred Stocks				11,822,375

Warrants – 0.5%
Energy – 0.5%
QuarterNorth Tranche 1 (14)		5,738	16,122	133,888
QuarterNorth Tranche 2 (14)		11,051	5,175	132,612

				266,500

Media/Telecommunications – 0.0%
iHeartMedia, Inc. (7) (14)		2,875	52,987	6,469

Total Warrants				272,969

Total Investments- 99.2%			$45,998,823	$49,413,286

Cash Equivalents –2.3% (16)				$1,160,707
Other Assets & Liabilities, net- (1.5%)				$(764,467)

Net Assets- 100.0%				$49,809,526

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
(4)
Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by the Federal Reserve Bank such as the Secured Overnight Financing Rate (“SOFR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2023. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2023

(5)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of Directors (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule 2a-5 of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $38,516,582 or 77.3% of net assets were fair valued under the Company’s valuation procedures as of December 31, 2023.

(6)
Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(7)
The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company (“BDC”), may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. Non-qualifying assets represented 4.8% of the Company’s total assets as of December 31, 2023.

(8)
The interest rate on these investments is subject to a base rate of 6-Month SOFR which at December 31, 2023 was 5.16%. The SOFR rate used to calculate interest is the higher of the prevailing 6 month SOFR rate in effect on the date of the semiannual reset, or the SOFR base rate floor shown.

(9)	The interest rate on these investments is subject to a base rate of 3-Month SOFR, which at December 31, 2023 was 5.33%
(10)	Represents an affiliated issuer. Assets with a total aggregate market value of $10,696,845, or 21.5% of net assets, were affiliated with the Company as of December 31, 2023. See Note 9.
(11)
Securities exempt from registration under Rule 144A of the Securities Act. These securities may only be resold in transactions exempt from registration to qualified institutional buyers. As of December 31, 2023, these securities amounted to $84, or 0.0% of net assets.

(12)	The investment is considered to be the equity tranche of the issuer.
(13)	Securities of collateralized loan obligations where an affiliate of the Adviser serves as collateral manager.
(14)	Non-income producing security.
(15)	All or a portion of this security is held through BDC Sapience Holdco, LLC (See Note 1)
(16)	State Street U.S. Government Money Market Fund.
Glossary

PIK	Payment-in-Kind
See Notes to Consolidated Financial Statements.

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
The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million, as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 27.05% of the Company’s issued and outstanding common stock, as of July 21, 2023. In aggregate, as of December 31, 2023, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.6 million.
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
As of December 31, 2023, there is one
consolidated
subsidiary: the BDC Sapience Holdco, LLC, formed under the laws of the State of Delaware on June 21, 2023 and incorporated in Delaware on June 21, 2023. The Consolidated Schedule of Investments, Consolidated Statement of Assets and Liabilities, Consolidated Statement of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financials Highlights of the Company include the accounts of the Subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation for the Company. As of December 31, 2023, total assets of the Company were $51,279,034 of which $5,950,000 or approximately 11.6%, was held in BDC Sapience Holdco, LLC.
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
Statements of Cash Flows
Information on financial transactions which have been settled through the receipt or disbursement of cash is presented in the Consolidated Statements of Cash Flows. The cash amount shown in the Consolidated Statements of Cash Flows is the amount included within the Company’s Consolidated Statements of Assets and Liabilities and includes cash on hand and cash equivalents at its custodian bank.
Cash and Cash Equivalents
The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Consolidated Statements of Assets and Liabilities. As of December 31, 2023 and 2022, the Company had cash and cash equivalents of $1,401,744 and $1,629,846, respectively. As of December 31, 2023 and 2022, $1,160,707 and $1,420,428 was held in the State Street U.S. Government Money Market Fund, and $241,037 and $209,418 was held in a custodial account with State Street Bank and Trust Company, respectively.
Securities Sold Short and Restricted Cash
The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Consolidated Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Schedules of Investments for the Company, as applicable. As of December 31, 2023 and 2022, the Company did not have any securities sold short.
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
Other Fee Income
Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up
fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring
fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the years ended December 31, 2023, 2022 and 2021 the Company recognized $0, $0 and $4,651 of fee income, respectively.

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
As of December 31, 2023, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$84
American Banknote Corp.	Common Stocks	3,536,250
IQHQ, Inc.	Common Stocks	2,533,000
MPM Holdings, Inc.	Common Stocks	42,500
MidWave Wireless, Inc. (fka Terrestar Corp.)	Common Stocks	4,732,181
NexPoint Capital REIT, LLC	LLC Interests	7,014,774
SFR WLIF III, LLC	LLC Interests	338,973

US Gaming, LLC	LLC Interests	3,016,752
Apnimed, Inc.	Preferred Stocks	1,644,435
Apnimed, Inc.	Preferred Stocks	928,197
Sapience Therapeutics, Inc.	Preferred Stocks	4,452,382
Sapience Therapeutics, Inc.	Preferred Stocks	3,611,111
CCS Medical, Inc	Senior Secured Loans	3,000,000
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	912,118
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	215,938
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	38,579
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	35,994
NexPoint Capital REIT, LLC	Senior Secured Loans	463,314
PlantSwitch, Inc.	Senior Secured Loans	2,000,000
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
As of December 31, 2023, the Company’s investments consisted of senior secured loans, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.
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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of December 31, 2023 and December 31, 2022:

	December 31, 2023
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$3,592,574	$3,000,000	$6,592,574
Telecommunication Services	—	—	1,202,629	1,202,629
Bioplastics			2,000,000	2,000,000
Real Estate			463,314	463,314
Asset-Backed Securities
Financials	—	—	84	84
Corporate Bonds
Consumer Discretionary	—	488,665	—	488,665
Media/Telecommunications	—	238,858	—	238,858
Common Stocks
Chemicals	—	—	42,500	42,500
Energy	—	2,237,604	—	2,237,604
Financials	—	—	3,536,250	3,536,250
Real Estate	2,073,797	—	2,533,000	4,606,797
Real Estate Investment Trust (REITs)	805,987	—	—	805,987
Telecommunication Services	—	—	4,732,181	4,732,181
LLC Interests
Consumer Products	—	—	3,016,752	3,016,752
Real Estate	—	—	7,353,747	7,353,747
Preferred Stocks
Financials	—	1,186,250	—	1,186,250
Healthcare	—	—	10,636,125	10,636,125
Warrants
Energy	—	266,500	—	266,500
Media/Telecommunications	—	6,469	—	6,469

Total Assets	$2,879,784	$8,016,920	$38,516,582	$49,413,286

Total Investments	$2,879,784	$8,016,920	$38,516,582	$49,413,286

	December 31, 2022
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$10,158,950	$3,000,000	$13,158,950
Telecommunication Services	—	—	1,069,243	1,069,243
Asset-Backed Securities
Financials	—	—	7,036	7,036
Corporate Bonds
Healthcare	—	2,414,839	—	2,414,839
Media/Telecommunications	—	290,078	—	290,078
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	—	1,591,692	—	1,591,692
Financials	—	—	1,732,500	1,732,500
Real Estate	7,653,730	—	2,359,000	10,012,730
Real Estate Investment Trust (REITs)	1,018,779	—	—	1,018,779
Service	—	—	2,269	2,269
Telecommunication Services	—	—	5,114,214	5,114,214
LLC Interests
Consumer Products	—	—	3,088,750	3,088,750
Real Estate	—	—	1,600,492	1,600,492
Preferred Stocks
Financials	—	1,440,625	—	1,440,625
Healthcare	—	—	10,527,285	10,527,285
Warrants
Energy	—	161,249	—	161,249
Media/Telecommunications	—	20,484	—	20,484

Total Assets	$8,672,509	$16,120,417	$28,500,789	$53,293,715

Total Investments	$8,672,509	$16,120,417	$28,500,789	$53,293,715

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2023.

Investments:	Balance as of December 31, 2022	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions) (1)	Balance as of December 31, 2023	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Bioplastics	$—	$—	$—	$—	$—	$—	$—	$2,000,000	$—	$2,000,000	$—
Healthcare	3,000,000	—	—	19,034	—	—	(19,034)	—	—	3,000,000	(19,034)
Real Estate	—	—	—	—	—	—	—	463,314	—	463,314	—
Telecommunication Services	1,069,243	—	—	—	—	—	2,014	131,372	—	1,202,629	2,014
Asset-Backed Securities
Financials	7,036	—	—	—	—	(158,867)	162,924	8,136	(19,145)	84	(6,939)
Common Stocks
Chemicals	—	42,500	—	—	—	—	—	—	—	42,500	—
Financials	1,732,500	—	—	—	—	—	1,803,750	—	—	3,536,250	1,803,750
Real Estate	2,359,000	—	—	—	—	—	174,000	—	—	2,533,000	174,000
Service	2,269	—	—	—	—	(244,451)	251,135	—	(8,953)	—	—
Telecommunication Services	5,114,214	—	—	—	—	—	(382,033)	—	—	4,732,181	(382,033)
LLC Interests
Consumer Products	3,088,750	—	—	—	—	163,314	228,002	—	(463,314)	3,016,752	228,002
Real Estate	1,600,492	—	—	—	(244,193)	—	(1,370,637)	7,448,085	(80,000)	7,353,747	(1,370,637)
Preferred Stocks
Healthcare	10,527,285	—	—	—	—	1	108,839	6,012,000	(6,012,000)	10,636,125	108,839

Total	$28,500,789	$42,500	$—	$19,034	$(244,193)	$(240,003)	$958,960	$16,062,907	$(6,583,412)	$38,516,582	$537,962

(1)	Includes sales to subreit at cost which generate no realized gain.
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

Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Investment Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. Determination of fair values is uncertain because it involves subjective judgements and estimates that are unobservable. Transfers from Level 2 to Level 3 are due to a decrease in market activity (e.g. frequency of trades), which resulted in a decrease of available market inputs to determine price. For the year ended December 31, 2023, there were 0 transfers from Level 2 to Level 3. For the year ended December 31, 2022, there were no transfers into Level 3.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of December 31, 2023 and 2022:

Investment	Fair value at December 31, 2023	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (arithmetic average)
LLC Interests	$10,370,499	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	5.48% - 9.68% (7.58%) 5.75x - 10.40x (8.07x)
Preferred Stocks	10,636,125	Option Pricing Model Transaction Indication of Value	Volatility Enterprise Value ($mm)	40% - 90% (65%) $281.4 - $598.6 ($452.75)
Common Stocks	10,843,931	Discounted Cash Flow Multiples Analysis Transaction Indication of Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm)	13% - 15% (14.0%) 1.00x - 4.00x (2.31x) $0.10 - $0.90 ($0.50) $797 - $1,044 ($920.5)
		Liquidation Analysis	N/A	$5.00
Senior Secured Loans	6,665,943	Discounted Cash Flow Transaction Indication of Value	Discount Rate Cost Price ($mm)	11.00% - 14.31% (12.64%) $2.46
Asset-Backed Securities	84	NAV Approach	Discount Rate	N/A

Total	$38,516,582

Investment	Fair value at December 31, 2022	Valuation technique	Unobservable inputs	Range of input value(s) (weighted average)
LLC Interest	$4,689,242	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	4.73% - 8.93% (6.83%) 5.55x - 9.85x (7.70x)
Preferred Stocks	10,527,285	Option Pricing Model Transaction Indication of Value	Volatility Recap Price	40% - 60% (50%) $11.10
Common Stocks	9,207,983	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis Net Asset Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm) Recovery Rate N/A	13.50% - 15.50% (14.50%) 3.25x - 4.25x (3.75x) $0.09 - $0.95 ($0.52) $872 - $969 ($920.5) 40% - 100% (70%) $28
Senior Secured Loans	4,069,243	Discounted Cash Flow	Discount Rate	10.25% - 13.08% (11.67%)
Asset-Backed Securities	7,036	NAV Approach	Discount Rate	70.00%

Total	$28,500,789

The significant unobservable inputs used in the fair value measurement of the Company’s LLC interests are: discount rate and multiples of EBITDA. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s common equity securities are: multiple of EBITDA, unadjusted
price/MHz-PoP
multiple, discount rate, enterprise value, and recovery rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable input used in the fair value measurement of the Company’s preferred equity securities are: volatility assumption and enterprise value. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s senior secured loan securities are: discount rate and cost price. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s asset-backed securities is the discount rate. Significant increases (decreases) in this input in isolation could result in a significantly lower (higher) fair value measurement. Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Investment Adviser continues to search for observable data points and evaluate broker quotes and indications received for port
f
olio investments.
For the quarter ended December 31, 2023, there was one Common Stock position that transferred into Level 3.
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
Options
The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the year ended December 31, 2023 and 2022, the Company did not hold options.
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
Paid-in
Capital
The proceeds from the issuance of common stock as presented on the Company’s Consolidated Statements of Changes in Net Assets is presented net of selling commissions and fees for the years ended December 31, 2023, 2022 and 2021. Selling commissions and fees of $0, $0, and $0 were paid for the years ended December 31, 2023, 2022 and 2021, respectively.
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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the year ended December 31,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$1,453,947	$(4,065,174)	$5,706,143
Weighted average common shares outstanding	9,533,072	9,893,732	10,254,666
Earnings (loss) per common share-basic and diluted	$0.15	$(0.41)	$0.56
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
is elective and effective for all entities as of March 12, 2020 through December 31, 2022. ASU No. 2020 04 had no impact on the Company’s consolidated financial statements for the year ended December 31, 2023.
In December 2022, the FASB issued ASU
2022-06,
Deferral of the Sunset Date of Topic 848 (“ASU
2022-06”)
which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU
2022-06
is effective immediately for all companies. ASU
2022-06
had no impact on the Company’s consolidated financial statements for the year ended December 31, 2023.
In November 2023, the FASB issued ASU
2023-07,
Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU
2023-07”),
which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the ASC 280 disclosure requirements for interim periods. The ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under ASU
2023-07.
The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating ASU
2023-07
to determine its impact on the Company’s disclosures.

Note 3 — Investment Portfolio
The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2023:

	Fair value	Percentage
Assets
Healthcare	$17,228,699	34.9%
Real Estate	12,423,858	25.1%
Telecommunication Services	5,934,810	12.0%
Financials	4,722,584	9.6%
Consumer Products	3,016,752	6.1%
Energy	2,504,104	5.1%
Bioplastics	2,000,000	4.0%
Real Estate Investment Trusts (REITs)	805,987	1.6%
Consumer Discretionary	488,665	1.0%
Media/Telecommunications	245,327	0.5%
Chemicals	42,500	0.1%

Total Assets	$49,413,286	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2022:

	Fair value	Percentage
Assets
Healthcare	$26,101,074	49.0%
Real Estate	11,613,222	21.7%
Telecommunication Services	6,183,457	11.6%
Consumer Products	3,088,750	5.8%
Financials	3,180,161	6.0%
Energy	1,752,941	3.3%
Real Estate Investment Trusts (REITs)	1,018,779	1.9%
Media/Telecommunications	310,562	0.6%
Chemicals	42,500	0.1%
Service	2,269	0.0%

Total Assets	$53,293,715	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2023:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$10,580,813	$10,130,961	20.5%
Senior Secured Loans - Second Lien	1,500,056	127,556	0.3%
Asset-Backed Securities	218,666	84	0.0%
Corporate Bonds	1,380,892	727,523	1.5%
Common Stocks	9,924,122	15,961,319	32.3%
LLC Interests	10,490,003	10,370,499	21.0%
Preferred Stocks	11,829,987	11,822,375	23.9%
Warrants	74,284	272,969	0.6%

Total Assets	$45,998,823	$49,413,286	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2022:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$14,645,106	$11,575,821	21.7%
Senior Secured Loans - Second Lien	2,976,056	2,652,372	5.0%
Asset-Backed Securities	388,541	7,036	0.0%
Corporate Bonds	3,358,783	2,704,917	5.1%
Common Stocks	17,073,102	19,514,684	36.6%
LLC Interests	3,666,112	4,689,242	8.8%
Preferred Stocks	11,829,987	11,967,910	22.5%
Warrants	74,284	181,733	0.3%

Total Assets	$54,011,971	$53,293,715	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2023:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$84	0.0%
Luxembourg (1)	1,438,750	2.9%
United States	47,974,452	97.1%

Total Assets	$49,413,286	100.0%
The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2022:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$7,036	0.0%
Luxembourg (1)	1,318,346	2.5%
United States	51,968,333	97.5%

Total Assets	$53,293,715	100.0%

(1)	Investment denominated in USD.
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
For the years ended December 31, 2023, 2022 and 2021, the Company incurred investment advisory fees payable to the Adviser of $942,612, $1,096,487 and $1,220,044, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.
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
For the years ended December 31, 2023, 2022 and 2021, the Company incurred $0, $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of December 31, 2023.
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
For the years ended December 31, 2023, 2022 and 2021, the Company incurred administration fees payable to the Adviser of $194,764, $226,948 and $244,754, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.
Organization and Offering Costs
Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the years ended December 31, 2023, 2022 and 2021, the Adviser did not incur or pay organization costs on our behalf.
Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.
Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2023, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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
For the years ended December 31, 2023, 2022 and 2021, the Company recorded an expense relating to director fees of $15,194, $18,170 and $17,781, respectively, which represents the allocation of the director fees to the Company. As of December 31, 2023, there were no expenses payable relating to director fees.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of December 31, 2023 is $1,093,631. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2023	$902,219	$481,443	$420,776	$140,233	December 31, 2026
September 30, 2023	630,924	350,382	280,543	96,669	September 30, 2026
June 30, 2023	420,066	236,192	183,874	102,016	June 30, 2026
March 31, 2023	208,486	126,628	81,858	81,858	March 31, 2026
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
During the year ended December 31, 2023, $349,488 of expense reimbursements that were eligible for recoupment by the Adviser expired.
There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.
Net Increase from Amounts Committed by Affiliates
For the years ended December 31, 2023 and December 31, 2022, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the NAV as of December 31, 2023 would have been lower by approximately this amount.
Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser
As of December 31, 2023 and December 31, 2022, $137,648 and $92,216 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.
As of December 31, 2023 and December 31, 2022, the Company owed $284,896 and $314,993, respectively, to the Adviser, largely related to advisory fees, and administration fees.
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
As of December 31, 2023, 2022 and 2021, the Company made the following permanent book tax differences and reclasses:

	2023	2022	2021
Paid in capital excess of par value	$(19,894)	$(533,512)	$2,104,942
Distributions in excess of net investment income (1)	(2,103)	(308,998)	1,143,870
Accumulated realized gains (1)	21,997	842,510	(3,248,812)

(1)	Amounts are included in distributable earnings (accumulated loss) on the Consolidated Statements of Assets and Liabilities.
During the year ended December 31, 2023, the differences between book and tax accounting were due primarily to a non-deductible tax expense and a prior year true-up.

For the years ended December 31, 2023, 2022 and 2021, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

	2023	2022	2021
Undistributed ordinary income	$—	$—	$72,812
Net tax appreciation/(depreciation)	3,674,703	(1,567,035)	2,708,891
Undistributed capital gains	—	—	—
Other temporary differences	(848,575)	(883,602)	(910,576)
For the years ended December 31, 2023, 2022 and 2021, the Company had $(36,246,978), $(30,814,250) and $(30,077,894) of capital loss carryovers, respectively.
The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2023, 2022 and 2021, were as follows:

Paid Distributions attributable to:	2023	2022	2021
Ordinary income	$1,629,804	$1,526,458	$3,633,179
Return of capital	1,757,477	1,999,373	—
Long term gain	—	—	—
Unrealized appreciation and depreciation at December 31, 2023, 2022 and 2021, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross appreciation	Gross (depreciation)	Net appreciation/ (depreciation)	Cost
December 31, 2023	$9,837,724	$(6,163,021)	$3,674,703	$45,438,583
December 31, 2022	7,373,938	(8,940,973)	(1,567,035)	54,860,750
December 31, 2021	4,599,564	(1,890,673)	2,708,891	57,527,420
The tax adjustments that impact cost are wash sales, partnerships and basis adjustments on loan investments.
Uncertainty in Income Taxes
The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Consolidated Statements of Operations. During the years ended December 31, 2023, 2022 and 2021, the Company did not incur any interest or penalties. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
Income Taxes
The Company has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other requirements, meet certain source-of-income
and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal corporate-level income taxes.
Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Company accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned.

The Company may hold certain portfolio company investments through consolidated taxable subsidiaries. The Company does not expect for the investments of its consolidated taxable subsidiaries to be subject to state income taxes. Accordingly, the Company’s provision for income taxes consists solely of a federal deferred tax asset and

is reflective of only the U.S. federal statutory corporate tax rate of 21.0%. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of December 31, 2023 and 2022, the Company recorded deferred tax assets of

$
13,020
and $
0
, r
espectively, included within “Deferred tax asset” in the accompanying consolidated balance sheet, for certain of the Company’s taxable consolidated subsidiaries. The only component of the deferred tax asset is net unrealized depreciation on portfolio investments held within the taxable subsidiaries. Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did not record a valuation allowance related to its deferred tax assets as of December 31, 2023.
The Company’s effective tax rates for the year ended December 31, 2023 and 2022 were (0.89)% and 0%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our RIC operations generally not being subject to federal income taxes.
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
The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Board, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock at a price (i) not less than the net asset value per share (the “NAV Per Share”) of the Company’s common stock next calculated following the Expiration Date, and (ii) not more than 2.5% greater than the NAV Per Share as of such date. The Board may amend, suspend or terminate the share repurchase program at any time, upon 30 days
’ notice.
The Company conducted its quarterly tender offer for the first quarter of 2023 from February 23, 2023, until expiration of March 24, 2023,

at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 181,298 shares of the Company were tendered for repurchase, constituting approximately 1.86% of the Company’s outstanding shares.
The Company conducted its quarterly tender offer for the second quarter of 2023 from May 19, 2023, until expiration of June 20, 2023
, at

4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the second quarter tender offer, 179,159 shares of the Company were tendered for repurchase, constituting approximately 1.90% of the Company’s outstanding shares.
The Company conducted its quarterly tender offer for the third quarter of 2023 from August 23, 2023, until expiration of September 25, 2023
, at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the third quarter tender offer, 118,580 shares of the Company were tendered for repurchase, constituting approximately 1.20% of the Company’s outstanding shares.
The Company conducted its quarterly tender offer for the fourth quarter of 2023 from November 17, 2023, until expiration of December 18, 2023
,
at 4:00

p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the fourth quarter tender offer, 99,756 shares of the Company were tendered for repurchase, constituting approximately 1.05% of the Company’s outstanding shares.
For the year ended December 31, 2023, the Company repurchased 0 shares as part of its death and disability repurchase program.

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
From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2023.
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2023, the Company had no unfunded debt commitments.
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
Because loans are not ordinarily registered with the SEC or any state securities commission or listed on any securities exchange, there is usually less publicly available information about such instruments. In addition, loans may not be considered “securities” for purposes of the anti-fraud protections of the federal securities laws and, as a result, as a purchaser of these instruments, the Company may not be entitled to the anti-fraud protections of the federal securities laws. In the course of investing in such instruments, the Company may come into possession of material nonpublic information and, because of prohibitions on trading in securities of issuers while in possession of such information, the Company may be unable to enter into a transaction in a publicly-

traded security of that issuer when it would otherwise be advantageous for us to do so. Alternatively, the Company may choose not to receive material nonpublic information about an issuer of such loans, with the result that the Company may have less information about such issuers than other investors who transact in such assets.
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

Note 9 — Affiliated Investments
Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of December 31, 2023:

Affiliated investments	Shares at December 31, 2022	Fair value as of December 31, 2022	Purchases	Sales (1)	Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of December 31, 2023	Shares at December 31, 2023	Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,409	$1,018,779	$—	$3,048	$52,401	$(215,840)	$805,987	23,409	$(9,033)

NexPoint Capital REIT, LLC (Common Stocks)	100	1,176,024	7,448,085	(244,193)	—	(1,365,142)	7,014,774	737	572,121

NexPoint Capital REIT, LLC (Senior Loans)	—	—	463,314	—	—	—	463,314	463,314	—

NexPoint Real Estate Finance, Inc.	481,670	7,653,730	—	(7,481,124)	16,308	1,901,191	2,073,797	131,670	231,424

SFR WLIF III, LLC	451,112	424,468	(1)	(80,000)	—	(5,494)	338,973	371,112	43,327

Total affiliated investments	956,291	$10,273,001	$7,911,398	$(7,802,269)	$68,709	$314,715	$10,696,845	1,453,556	$837,839

(1)
The sales figures reported above include dividends from the return of capital. Additionally, some of the sales transactions were made to the subreit at cost, thereby not generating any realized gain or loss.

Note 10 — Financial Highlights
Selected data for a share outstanding throughout the year ended December 31, 2023, 2022, 2021, 2020 and 2019 is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Common shares per share operating performance:
Net asset value, beginning of period	$5.55	$6.32	$6.13	$8.53	$8.36
Income from investment operations:
Net investment income (1)	0.17	0.18	0.19	0.24	0.30
Net realized and unrealized gain (loss)	(0.02)	(0.59)	0.37	(2.22)	0.59

Total from investment operations	0.15	(0.41)	0.56	(1.98)	0.89

Less distribution declared to common shareholders:
From net investment income	(0.18)	(0.16)	(0.37)	(0.42)	(0.60)
From net realized gains	—	—	—	—	(0.12)
From return of capital	(0.18)	(0.20)	—	—	—

Total distributions declared to common shareholders	(0.36)	(0.36)	(0.37)	(0.42)	(0.72)

Capital share transaction
Issuance of common stock (2)	—	—	—	—	—
Shares tendered (1)	— (3)	—	— (3)	— (3)	— (3)
Net asset value, end of period	$5.35	$5.55	$6.32	$6.13	$8.53
Net asset value total return (4)	3.20%	(6.65)%	9.12%	(23.17)%	10.86%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$49,810	$53,694	$62,939	$64,190	$88,936
Shares outstanding, end of period	9,309,405	9,677,593	9,956,228	10,475,168	10,425,431
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses	4.12%	3.82%	3.78%	3.99%	5.36%
Fees and expenses waived or reimbursed	(0.83)%	(0.63)%	(0.45)%	(0.54)%	(0.16)%
Net operating expenses	3.20%	3.19%	3.33%	3.45%	5.20%
Net investment income (loss) before fees waived or reimbursed	2.40%	2.43%	2.50%	3.41%	3.33%
Net investment income (loss) after fees waived or reimbursed	3.22%	3.06%	2.95%	3.95%	3.50%
Ratio of interest and credit facility expenses to average net assets	—%	—%	—%	0.27%	1.37%
Portfolio turnover rate	9%	16%	13%	83%	42%
Asset coverage ratio	—%	—%	—%	—%	241%
Weighted average commission rate paid (5)	$—	$—	$—	$0.0328	$0.0331

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

(5)	Represents the total dollar amount of commissions paid on portfolio transactions divided by total number of portfolio shares purchased and sold for which commissions were charged.

Note 11 — Selected Quarterly Financial Data (Unaudited)

	Quarter ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total investment income	$540,182	$1,058,773	$918,436	$814,832
Total investment income per common share	0.06	0.11	0.10	0.08
Net investment income	109,719	681,628	512,066	363,521
Net investment income per common share	0.01	0.07	0.05	0.04
Net realized and unrealized gain (loss)	1,732,521	22,833	(627,003)	(1,341,338)
Net realized and unrealized gain (loss) per common share	0.19	0.00	(0.07)	(0.14)
Net increase (decrease) in net assets resulting from operations	1,842,240	704,461	(114,937)	(977,817)
Basic and diluted earnings (loss) per common share	0.19	0.07	(0.01)	(0.10)
Net asset value per common share at end of quarter	5.35	5.24	5.26	5.36

	Quarter ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$584,515	$993,592	$1,099,896	$1,014,610
Total investment income per common share	0.06	0.10	0.11	0.10
Net investment income	113,631	555,608	629,257	491,122
Net investment income per common share	0.01	0.06	0.06	0.05
Net realized and unrealized gain (loss)	257,082	(3,208,231)	(3,557,538)	653,895
Net realized and unrealized gain (loss) per common share	0.03	(0.32)	(0.36)	0.07
Net increase (decrease) in net assets resulting from operations	370,713	(2,652,623)	(2,928,281)	1,145,017
Basic and diluted earnings (loss) per common share	0.04	(0.27)	(0.29)	0.11
Net asset value per common share at end of quarter	5.55	5.60	5.96	6.35
The sum of quarterly per share amounts may not equal per share amounts reported for the years ended December 31, 2023 and 2022. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.
Note 12 — Subsequent Events
The Company has evaluated subsequent events through the date on which these consolidated financial statements were issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
NexPoint Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of NexPoint Capital, Inc. (the

“Company”)

as of the dates indicated below, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years indicated below, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the

Company as of the dates indicated below and the results of its operations, changes in its net assets, and its cash flows for the years indicated below, in conformity with accounting principles generally accepted in the United States of America.

Consolidated Statements of Asset and Liabilities (including the Consolidated Schedules of Investments)	Consolidated Statements of Operations, Changes in Net Assets, and Cash Flows

As of December 31, 2023 and 2022*	For the years ended December 31, 2023, 2022*, and 2021*
*The financial statements referred to above are unconsolidated.
The Company’s financial highlights for the year ended December 31, 2019, were audited by other auditors whose report dated April 14, 2020, expressed an unqualified opinion on those financial highlights.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023, and 2022, by correspondence with the custodian, brokers, agent banks, and issuers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Portfolio Investments—Certain Level 3 Portfolio Investments in Senior Secured Loans, Asset Backed Securities, Common Stocks, LLC Interests and Preferred Stocks are Valued Using Significant Unobservable Inputs Developed by Management
Critical Audit Matter Description
As discussed in Note 2 to the consolidated financial statements, the Company held investments classified as Level 3 investments under accounting principles generally accepted in United States of America. These investments are valued using various valuation techniques to estimate the fair value of investments based on the specific characteristics of the investments and certain significant unobservable inputs.
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

•
Utilizing our fair value specialists to develop an independent estimate of the fair value in instances where the selection of valuation techniques or significant unobservable inputs were more subjective and compared our estimates to management’s estimates.

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

We have served as the auditor of one or more of NexPoint Advisors, L.P.’s investment companies since 2018.

COHEN & COMPANY, LTD.
Cleveland, Ohio
March 28, 2024

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

Item 9B	Other Information
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

Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15:	Exhibits
(a)(1)
Financial Statements
(1) Consolidated Financial Statements — Refer to Item 8 starting on page 81
(2) Financial Statement Schedules — None
(3) Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

Number	Description

10.10	Control Agreement, dated and effective as of September 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of September 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.17	Amended and Restated Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of April 2, 2018, by and between NexPoint Capital, Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on April 2, 2018)

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

Item 16.	Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on
Form 10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: March 28, 2024	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Chief Accounting Officer and Principal Financial Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Dondero James D. Dondero	President (Principal Executive Officer)	March 28, 2024

/s/ Frank Waterhouse Frank Waterhouse	Chief Financial Officer (Treasurer, Principal Accounting Officer and Principal Financial Officer)	March 28, 2024

/s/ Dr. Bob Froehlich Dr. Bob Froehlich	Director	March 28, 2024

/s/ John Honis John Honis	Director	March 28, 2024

/s/ Ethan Powell Ethan K. Powell	Director	March 28, 2024

/s/ Bryan A. Ward Bryan A. Ward	Director	March 28, 2024

/s/ Pamela Corrie Pamela Corrie	Director	March 28, 2024