Form 10-Q
period 2024-03-31
NexPoint Capital, Inc.
filed 2024-05-15
CIK 1588272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2024, the Registrant had 9,095,148 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements
NexPoint Capital, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Unaffiliated investments, at fair value (cost of $31,062,035 and $33,564,802, respectively)	$35,906,585	$38,716,441
Affiliated investments, at fair value (cost of $12,118,928 and $12,434,021, respectively) (1)	10,012,021	10,696,845
Cash and cash equivalents	3,455,430	1,401,744
Receivable for investments sold	586	8,953
Dividends and interest receivable	384,584	299,110
Receivable from Adviser (2)	105,136	137,648
Prepaid expenses	13,854	5,273
Deferred tax asset (3)	—	13,020

Total assets	49,878,197	51,279,034

Liabilities
Payable for investments purchased	—	53,304
Payable to Adviser (2)	286,998	284,896
Accrued expenses and other liabilities	216,781	293,462
Distributions payable	818,563	837,846
Deferred Tax Liability (3)	189,757	—

Total liabilities	1,512,099	1,469,508

Commitments and contingencies (4)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 9,095,148 and 9,309,405 shares issued and outstanding, respectively)	9,095	9,309
Paid-in capital in excess of par	82,075,599	83,221,067
Distributable earnings (accumulated loss)	(33,718,596)	(33,420,850)

Total net assets	$48,366,098	$49,809,526

Net asset value per share of common stock	$5.32	$5.35

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of the deferred tax asset/liability.
(4)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2024	2023 (Unconsolidated)
Investment income:
Interest	$385,594	$636,822
Interest paid-in-kind	36,979	29,847
Dividend income from unaffiliated investments	18,750	36,707
Dividend income from affiliated investments (1)	90,712	111,456

Total investment income	532,035	814,832

Expenses:
Investment advisory fees (2)	237,013	265,381
Custodian and accounting service fees	74,532	75,988
Stock transfer fee	48,088	41,136
Administration fees (2)	47,693	52,321
Audit and tax fees	43,191	40,348
Reports to stockholders	27,397	18,232
Other expenses	25,702	25,607
Legal fees	16,489	9,189
Directors’ fees (2)	4,353	4,967

Total expenses	524,458	533,169
Expenses (waived) or recouped by the Adviser (2)	(119,881)	(81,858)

Net expenses	404,577	451,311

Net investment income before income taxes	127,458	363,521

Income tax expense (3)	202,777	—

Net investment income (loss)	(75,319)	363,521

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	1,272,956	20,220
Affiliated investments (1)	—	—
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	(307,089)	(1,496,947)
Affiliated investments (1)	(369,731)	135,389

Net realized and unrealized gains (losses)	596,136	(1,341,338)

Net increase (decrease) in net assets resulting from operations	520,817	(977,817)

Per share information - basic and diluted per common share
Net investment income (loss):	$(0.01)	$0.04
Earnings (loss) per share:	0.06	(0.10)
Weighted average shares outstanding:	9,344,773	9,699,655

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of income tax expense.

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2023	9,309,405	$9,309	$83,221,067	$(33,420,850)	$49,809,526
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	—	—	—	(75,319)	(75,319)
Net realized gain (loss) on investments	—	—	—	1,272,956	1,272,956
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(676,820)	(676,820)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(267,516)	(267)	(1,417,568)	—	(1,417,835)
Reinvestment of common stock	53,259	53	272,100	—	272,153
Distributions to stockholders	—	—	—	(818,563)	(818,563)

Total increase (decrease) for the three months ended March 31, 2024	(214,257)	(214)	(1,145,468)	(297,746)	(1,443,428)

Balance at March 31, 2024	9,095,148	$9,095	$82,075,599	$(33,718,596)	$48,366,098

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2022	9,677,593	$9,678	$86,949,376	$(33,264,887)	$53,694,167
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	—	—	—	363,521	363,521
Net realized gain (loss) on investments	—	—	—	20,220	20,220
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,361,558)	(1,361,558)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(181,298)	(181)	(991,518)	—	(991,699)
Reinvestment of common stock	52,604	53	294,002	—	294,055
Distributions to stockholders	—	—	—	(859,401)	(859,401)

Total increase (decrease) for the three months ended March 31, 2024	(128,694)	(128)	(697,516)	(1,837,218)	(2,534,862)

Balance at March 31, 2023	9,548,899	$9,550	$86,251,860	$(35,102,105)	$51,159,305

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023 (Unconsolidated)
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$520,817	$(977,817)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(507,500)	—
Payment-in-kind investments	(36,979)	(29,847)
Proceeds from sales and principal repayments of investment securities	4,649,705	3,345,666
Net realized (gain) loss on Unaffiliated investments	(1,272,956)	(20,220)
Net change in unrealized (appreciation) depreciation on investments	676,820	1,361,558
Amortization of premium/discount, net	(14,410)	(94,971)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	8,367	(3,318,593)
(Increase) decrease in dividends and interest receivable	(85,474)	(92,552)
(Increase) decrease in receivable from Adviser	32,512	10,358
(Increase) decrease in prepaid expenses	(8,581)	1,876
(Increase) decrease in deferred tax asset	13,020	—
Increase (decrease) in payable for fund shares repurchased	—	991,699
Increase (decrease) in payable for investments purchased	(53,304)	—
Increase (decrease) in payable to Adviser	2,102	2,709
Increase (decrease) in accrued expenses and other liabilities	(76,681)	(109,304)
Increase (decrease) in deferred tax liability	189,757	—

Net cash flows provided by (used in) operating activities	4,037,215	1,070,562

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(1,417,836)	(991,699)
Distributions paid in cash	(565,693)	(576,925)

Net cash flows (used in) financing activities	(1,983,529)	(1,568,624)

Net increase (decrease) in cash and cash equivalents	2,053,686	(498,062)

Cash and cash equivalents
Beginning of the period	1,401,744	1,629,846

End of the period	$3,455,430	$1,131,784

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$36,979	$29,847
Reinvestment of distributions paid	$272,153	$294,055
Local and excise taxes paid	$2,450	$41,919

See Consolidated Notes to Financial Statements

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of March 31, 2024
(Unaudited)

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 17.4% (4)
Bioplastics – 4.2%
PlantSwitch, Inc. Convertible Promissory Note (First Lien Term Loan) (5) (6)	10% Fixed		9/20/2026	$2,000,000	$2,000,000	$2,000,000

Healthcare – 10.7%
Auris Luxembourg III S.a.r.l. (First Lien Term Loan) (7) (8)	SOFR + 375	5.86%	2/27/2026	1,449,835	1,447,473	1,454,823
Carestream Health, Inc. (First Lien Term Loan) (9)	SOFR + 750	5.40%	9/30/2027	655,663	582,715	566,329
CCS Medical, Inc (First Lien Term Loan) (5) (6) (9)	16% Fixed		4/7/2026	3,000,000	2,950,691	3,000,000
Sound Inpatient Physicians (Second Lien Term Loan) (9)	SOFR + 675	5.57%	6/26/2026	1,555,556	1,504,909	108,889

						5,130,041

Telecommunication Services – 2.6%
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan F) (5) (6)	12% PIK	12.00%	2/28/2025	223,336	223,336	222,733
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan E) (5) (6)	12% PIK	12.00%	2/28/2025	943,368	943,368	940,821
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan G) (5) (6)	12% PIK	12.00%	2/28/2025	39,900	39,900	39,792
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan H) (5) (6)	12% PIK	12.00%	2/28/2025	37,227	37,228	37,127

						1,240,473

Total Senior Secured Loans						8,370,514

Corporate Bonds – 2.5%
Consumer Discretionary – 2.1%
Carrols Restaurant Group 5.875%, 07/01/2029				500,000	507,257	506,675
Vista Outdoor, Inc. 4.50%, 03/15/2029				500,000	483,379	500,868

						1,007,543

Media/Telecommunications – 0.4%
iHeartCommunications, Inc. (7) 6.38%, 05/01/2026				116,808	313,455	99,657
iHeartCommunications, Inc. (7) 8.38%, 05/01/2027				214,073	584,792	119,732

						219,389

Total Corporate Bonds						1,226,932

				Shares
Common Stocks – 28.5%
Chemicals – 0.1%
MPM Holdings, Inc. (10)				8,500	17,000	42,500

Energy – 1.4%
Talos Energy				48,502	615,975	675,633

Financials – 7.3%
American Banknote Corp. (5) (6) (10) (11)				750,000	2,062,500	3,536,250

Real Estate – 8.5%
Nexpoint Real Estate Finance, Inc. (12)				131,670	2,592,506	1,890,776
IQHQ, Inc. (5) (6)				87,350	1,197,211	2,212,575

						4,103,351

Real Estate Investment Trust (REIT) – 1.6%
NexPoint Residential Trust, Inc. (7) (12)				23,409	701,237	753,550

Telecommunication Services – 9.6%
MidWave Wireless, Inc. (fka Terrestar Corp.) (5) (6) (10)				14,035	1,599,990	4,633,515

Total Common Stocks						13,744,799

LLC Interests – 22.6%
Consumer Products – 7.7%
US Gaming, LLC (5) (6) (10) (11)				2,000	2,232,368	3,700,743

Real Estate – 14.9%
NexPoint Capital REIT, LLC (5) (6) (12)				789	8,567,113	7.033,620
SFR WLIF III, LLC (5) (6) (12)				371,112	371,111	334,075

						7,367,695

Total LLC Interests						11,068,438

See Consolidated Notes to Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Unaudited)

	Preferred Dividend Rate

Preferred Stocks – 23.9%
Financials – 2.5%
777 Partners, LLC	10.00%	750	$750,000	$686,250
United Fidelity Bank FSB	7.00%	1,000	1,000,000	500,000

				1,186,250

Healthcare – 21.4%
Apnimed, Inc. (5) (6)	8.00%	135,122	1,199,993	1,644,435
Apnimed, Inc. (Series C-2) (5) (6)	8.00%	47,065	522,469	606,197
Sapience Therapeutics, Inc. (Series B Preferred Shares) (5) (6) (11)	8.00%	1,111,111	4,000,000	3,611,111
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (5) (6) (11)	8.00%	1,619,048	4,080,000	4,452,382

				10,314,125

Total Preferred Stocks				11,500,375

Warrants – 0.0%
Media/Telecommunications – 0.0%
iHeartMedia, Inc. (7) (10)		2,875	52,987	7,548

Total Warrants				7,548

Total Investments- 94.9%			$43,180,963	$45,918,606

Cash Equivalents – 2.7% (13)				$1,269,612
Other Assets & Liabilities, net- 2.4%				$1,177,880

Net Assets- 100.0%				$48,366,098

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
(4)
Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by the Federal Reserve Bank such as the Secured Overnight Financing Rate (“SOFR”) or (iii) the coupon rate. Rate shown represents the actual rate at March 31, 2024. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of Directors (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule
2a-5
of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $38,005,376 or 78.6% of net assets were fair valued under the Company’s valuation procedures as of March 31, 2024.

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
Non-qualifying
assets represented 4.9% of the Company’s total assets as of March 31, 2024.

(8)
The interest rate on these investments is subject to a base rate of
6-Month
SOFR, which at March 31, 2024 was 5.22%. The SOFR rate used to calculate interest is the higher of the prevailing 6 month SOFR rate in effect on the date of the semiannual reset, or the SOFR base rate floor shown.

(9)	The interest rate on these investments is subject to a base rate of 3-Month SOFR, which at March 31, 2024 was 5.30%
(10)	Non-income producing security.
(11)	All or a portion of this security is held through a holding company (See Note 1).
(12)	Represents an affiliated issuer. Assets with a total aggregate fair market value of $10,012,021, or 20.70% of net assets, were affiliated with the Company as of March 31, 2024. See Note 9.
(13)	State Street U.S. Government Money Market Fund.
Glossary

PIK	Payment-in-Kind

See Consolidated Notes to Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of December 31, 2023

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 20.6%(4)
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

See Consolidated Notes to Financial Statements.

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
(4)
Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by the Federal Reserve Bank such as the Secured Overnight Financing Rate (“SOFR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2023. Senior secured loans, while exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2023

(5)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of Directors (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule
2a-5
of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $39,516,582 or 77.3% of net assets were fair valued under the Company’s valuation procedures as of December 31, 2023.

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

See Consolidated Notes to Financial Statements.

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
The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. As of March 31, 2024, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.6 million representing 28.03% of the Company’s currently issued and outstanding common stock, in aggregate.
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
As of March 31, 2024, there are three
consolidated
subsidiaries: the BDC Sapience Holdco, LLC, BDC US Gaming Holdco, LLC and BDC AB Holdco, LLC,
 (collectively, the “HoldCos”)
formed under the laws of the State of Delaware on June 21, 2023, March 15, 2024 and March 15 ,2024, respectively, and incorporated in Delaware on June 21, 2023, March 15, 2024 and March 15, 2024, respectively. The Consolidated Schedule of Investments, Consolidated Statement of Assets and Liabilities, Consolidated Statement of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financials Highlights of the Company include the accounts of the Subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation for the Company. As of March 31, 2024 , total assets of the Company were $49,878,197 of which $5,963,020 or approximately 12.00%, was held in BDC Sapience Holdco, LLC, $1,296,625 or approximately 2.60% was held in BDC AB Holdco, LLC, and $1,434,038 or approximately 2.87% was held in BDC US Gaming Holdco, LLC.

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
and Article 10 of Regulation
S-X.
The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024. The interim financial data as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.
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
Cash and Cash Equivalents
The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Consolidated Statements of Assets and Liabilities. As of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $3,455,430 and $1,401,744, respectively. As of March 31, 2024 and December 31, 2023, $2,185,818 and $1,160,707 was held in the State Street U.S. Government Money Market Fund, and $1,269,612 and $241,037 was held in a custodial account with State Street Bank and Trust Company, respectively.
Securities Sold Short and Restricted Cash
The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Consolidated Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Consolidated Schedules of Investments for the Company, as applicable. As of March 31, 2024 and December 31, 2023, the Company did not have any securities sold short.
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

Other Fee Income
Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up
fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring
fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three months ended March 31, 2024 and March 31, 2023, the Company recognized $0 and $0 of fee income, respectively.
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

As of March 31, 2024, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
American Banknote Corp.	Common Stocks	$3,536,250
IQHQ, Inc.	Common Stocks	2,212,575
MidWave Wireless, Inc. (fka Terrestar Corp.)	Common Stocks	4,633,515
NexPoint Capital REIT, LLC	LLC Interests	7,033,620
SFR WLIF III, LLC	LLC Interests	334,075
US Gaming, LLC	LLC Interests	3,700,743
Apnimed, Inc.	Preferred Stocks	1,644,435
Apnimed, Inc.	Preferred Stocks	606,197
Sapience Therapeutics, Inc.	Preferred Stocks	4,452,382
Sapience Therapeutics, Inc.	Preferred Stocks	3,611,111
CCS Medical, Inc	Senior Secured Loans	3,000,000
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	940,821
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	222,733
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	39,792
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	37,127
PlantSwitch, Inc.	Senior Secured Loans	2,000,000
As of December 31, 2023, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair value
Grayson Investor Corp.	Asset-Backed Securities	$84
American Banknote Corp.	Common Stocks	3,536,250
IQHQ, Inc.	Common Stocks	2,533,000
MPM Holdings, Inc	Common Stocks	42,500
MidWave Wireless, Inc. (fka Terrestar Corp.)	Common Stocks	4,732,181
NexPoint Capital REIT, LLC	LLC Interests	7,014,774
SFR WLIF III, LLC	LLC Interests	338,973
US Gaming, LLC	LLC Interests	3,016,752
Apnimed, Inc.	Preferred Stocks	1,644,435
Apnimed, Inc.	Preferred Stocks	928,197
Sapience Therapeutics, Inc.	Preferred Stocks	4,452,382
Sapience Therapeutics, Inc.	Preferred Stocks	3,611,111
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	912,118
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	215,938
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	38,579
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	35,994
NexPoint Capital REIT, LLC	Senior Secured Loans	463,314
PlantSwitch, Inc.	Senior Secured Loans	2,000,000

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

As of March 31, 2024, the Company’s investments consisted of senior secured loans, asset-backed securities, common stocks, LLC interests, preferred stocks, corporate bonds, and warrants, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.
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
The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$2,130,041	$3,000,000	$5,130,041
Telecommunication Services	—	—	1,240,473	1,240,473
Bioplastics			2,000,000	2,000,000
Corporate Bonds
Consumer Discretionary	—	1,007,543	—	1,007,543
Media/Telecommunications	—	219,389	—	219,389
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	675,633	—	—	675,633
Financials	—	—	3,536,250	3,536,250
Real Estate	1,890,776	—	2,212,575	4,103,351
Real Estate Investment Trust (REITs)	753,550	—	—	753,550
Telecommunication Services	—	—	4,633,515	4,633,515
LLC Interests
Consumer Products	—	—	3,700,743	3,700,743
Real Estate	—	—	7,367,695	7,367,695
Preferred Stocks
Financials	—	1,186,250	—	1,186,250
Healthcare	—	—	10,314,125	10,314,125
Warrants
Media/Telecommunications	—	7,548	—	7,548

Total Assets	$3,319,959	$4,593,271	$38,005,376	$45,918,606

Total Investments	$3,319,959	$4,593,271	$38,005,376	$45,918,606

	December 31, 2023
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$3,592,574	$3,000,000	$6,592,574
Telecommunication Services	—	—	1,202,629	1,202,629
Bioplastics			2,000,000	2,000,000
Real Estate			463,314	463,314
Asset-Backed Securities
Financials	—	—	84	84
Corporate Bonds
Consumer Discretionary	—	488,665	—	488,665
Media/Telecommunications	—	238,858	—	238,858
Common Stocks
Chemicals	—	—	42,500	42,500
Energy	—	2,237,604	—	2,237,604
Financials	—	—	3,536,250	3,536,250
Real Estate	2,073,797	—	2,533,000	4,606,797
Real Estate Investment Trust (REITs)	805,987	—	—	805,987
Telecommunication Services	—	—	4,732,181	4,732,181
LLC Interests
Consumer Products	—	—	3,016,752	3,016,752
Real Estate	—	—	7,353,747	7,353,747
Preferred Stocks
Financials	—	1,186,250	—	1,186,250
Healthcare	—	—	10,636,125	10,636,125
Warrants
Energy	—	266,500	—	266,500
Media/Telecommunications	—	6,469	—	6,469

Total Assets	$2,879,784	$8,016,920	$38,516,582	$49,413,286

Total Investments	$2,879,784	$8,016,920	$38,516,582	$49,413,286

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2024.

Investments:	Balance as of December 31, 2023	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK		(Sales and redemptions)		Balance as of March 31, 2024	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Bioplastics	$2,000,000	$—	$—	$—	$—	$—	$—	$—		$—		$2,000,000	$—
Healthcare	3,000,000	—	—	5,137	—	—	(5,137)	—		—		3,000,000	(5,137)
Real Estate	463,314	—	—	—	—	—	—	—		(463,314	) (3)	—	—
Telecommunication Services	1,202,629	—	—	—	—	—	865	36,979		—		1,240,473	865
Asset-Backed Securities Financials	84	—	—	—	—	(218,080)	218,581	—		(585)		—	—
Common Stocks
Chemicals	42,500	—	(42,500)	—	—	—	—	—		—		—	—
Financials	3,536,250	—	—	—	—	—	—	—		—		3,536,250	—
Real Estate	2,533,000	—	—	—	—	—	(130,675)	—		(189,750	) (3)	2,212,575	(130,675)
Telecommunication Services	4,732,181	—	—	—	—	—	(98,666)	—		—		4,633,515	(98,666)
LLC Interests
Consumer Products	3,016,752	—	—	—	—	—	151,623	532,368		—		3,700,743	151,623
Real Estate	7,353,747	—	—	—	—	—	(134,274)	467,275	(1)	(319,053	) (2)	7,367,695	(134,274)
Preferred Stocks
Healthcare	10,636,125	—	—	—	—	—	(44,475)	—		(277,525	) (3)	10,314,125	(44,475)

Total	$38,516,582	$—	$(42,500)	$5,137	$—	$(218,020)	$(42,158)	$1,036,622		$(1,250,228)		$38,005,376	$(42,158)

(1)	Represents an in-kind transfer to the subreit
(2)	Represents a non-cash distribution from the subreit reflected as a return of capital
(3)	Reflects a transaction at cost, resulting in no realized gain (loss)

The table below sets forth a summary of changes in the Company’s
Level
3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2023.

Investments:	Balance as of December 31, 2022	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of March 31, 2023	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Telecommunication Services	$1,069,243	$—	$—	$—	$—	$—	$3,198	$29,847	$—	$1,102,288	$3,198
Healthcare	3,000,000	—	—	4,465	—	—	(4,465)	—	—	3,000,000	(4,465)
Real Estate	—	—	—	—	—	—	—	463,314	—	463,314	—
Asset-Backed Securities
Financials	7,036	—	—	—	—	—	244	—	—	7,280	244
Common Stocks
Financials	1,732,500	—	—	—	—	—	—	—	—	1,732,500	—
Real Estate	2,359,000	—	—	—	—	—	—	—	—	2,359,000	—
Service	2,269	—	—	—	—	—	—	—	—	2,268	—
Telecommunication Services	5,114,214	—	—	—	—	—	(81,965)	—	—	5,032,249	(81,965)
LLC Interests
Consumer Products	3,088,750	—	—	—	—	163,314	52,853	—	(463,314)	2,841,603	52,853
Real Estate	1,600,492	—	—	—	—	—	(1,645,741)	7,368,085	—	7,322,836	(1,645,741)
Preferred Stocks
Healthcare	10,527,285	—	—	—	—	—	54,603	—	—	10,581,888	54,603

Total	$28,500,789	$—	$—	$4,465	$—	$163,314	$(1,621,273)	$7,861,246	$(463,314)	$34,445,226	$(1,621,273)

Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. Determination of fair values is uncertain because it involves subjective judgements and estimates that are unobservable. Transfers into and out of Level 3 are due to changes in market activity (e.g. frequency of trades), which resulted in changes of available market inputs to determine price. For the three months ended March 31, 2024, there was one
transfer from Level 3 to Level 2, and

no
transfers from Level 2 to Level 3.

The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of March 31, 2024 and December 31, 2023:

Investment	Fair value at March 31, 2024	Valuation technique	Unobservable inputs	Range of input value(s) (arithmetic average)
LLC Interest	$11,068,438	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	5.73% - 9.93% (7.83%) 4.60x - 9.00x (6.80x)
Preferred Stocks	10,314,125	Option Pricing Model Transaction Indication of Value	Volatility Recap Price	40% - 90% (65%) $281.4 - $598.6 ($425.75)
Common Stocks	10,382,340	Discounted Cash Flow Multiples Analysis Transaction Indication of Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm)	13% - 15% (14.00%) 1.00x - 4.00x (2.30x) $0.10 - $0.90 ($0.50) $798 - $1,045 ($921.5)
Senior Secured Loans	6,240,473	Discounted Cash Flow Transaction Indication of Value	Discount Rate Cost Price	11.00% - 14.31% (12.64%) $2.46

Total	$38,005,376

Investment	Fair value at December 31, 2023	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (arithmetic average)
LLC Interest	$10,370,499	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	5.48% - 9.68% (7.58%) 5.75x - 10.40x (8.07x)
Preferred Stock	10,636,125	Option Pricing Model Transaction Indication of Value	Volatility Enterprise Value ($mm)	40% - 90% (65%) $281.4 - $598.6 ($425.75)
Common Stock	10,843,931	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm) N/A	13% - 15% (14.0%) 1.00x - 4.00x (2.31x) $0.10 - $0.90 ($.0.50) $797 - $1,044 ($920.5) $5.00
Senior Secured Loans	6,665,943	Discounted Cash Flow Transaction Indication of Value	Discount Rate Cost Price ($mm)	11.00% - 14.31% (12.64%) $2.46
Asset-Backed Securities	84	NAV Approach	N/A	N/A

Total	$38,516,582

The significant unobservable inputs used in the fair value measurement of the Company’s LLC interests are: discount rate and multiples of EBITDA. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s common equity securities are: multiple of EBITDA, unadjusted
price/MHz-PoP multiple,
discount rate, and enterprise value. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable input used in the fair value measurement of the Company’s preferred equity securities are: volatility assumption, recap price and enterprise value. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s senior secured loan securities are: discount rate and cost price. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable input used in the fair value measurement of the Company’s asset-backed securities is the discount rate. Significant increases (decreases) in this input in isolation could result in a significantly lower (higher) fair value measurement. Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. For the quarter ended
March 31, 2024, there was one position that transferred out of Level 3.
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
Options
The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the three months ended March 31, 2024 and 2023, the Company did not hold options.
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
Paid-in
Capital
The proceeds from the issuance of common stock as presented on the Company’s Consolidated Statements of Changes in Net Assets is presented net of selling commissions and fees for the three months ended March 31, 2024 and March 31, 2023. Selling commissions and fees of $0 and $0 were paid for the three months ended March 31, 2024 and March 31, 2023, respectively.
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
The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the three months ended March 31,
	2024	2023
Net increase (decrease) in net assets resulting from operations	$520,817	$(977,817)
Weighted average common shares outstanding	9,344,773	9,699,655
Earnings (loss) per common share-basic and diluted	$0.06	$(0.10)
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
to determine its impact on the Company’s disclosures.

Note 3 — Investment Portfolio
The following table shows the composition of the Company’s invested assets by industry classification at fair value at March 31, 2024:

	Fair value	Percentage
Assets
Healthcare	$15,444,166	33.6%
Real Estate	11,471,047	25.0%
Telecommunication Services	5,873,988	12.7%
Financials	4,722,500	10.3%
Consumer Products	3,700,743	8.1%
Bioplastics	2,000,000	4.4%
Consumer Directory	1,007,543	2.2%
Real Estate Investment Trusts (REITs)	753,550	1.6%
Energy	675,633	1.5%
Media/Telecommunications	226,937	0.5%
Chemicals	42,500	0.1%

Total Assets	$45,918,606	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2023:

	Fair value	Percentage
Assets
Healthcare	$17,228,699	34.9%
Real Estate	12,423,858	25.1%
Telecommunication Services	5,934,810	12.0%
Financials	4,722,584	9.6%
Consumer Products	3,016,752	6.1%
Energy	2,504,104	5.1%
Bioplastics	2,000,000	4.0%
Real Estate Investment Trusts (REITs)	805,987	1.6%
Consumer Directory	488,665	1.0%
Media/Telecommunications	245,327	0.5%
Chemicals	42,500	0.1%

Total Assets	$49,413,286	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of March 31, 2024:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$8,224,711	$8,261,624	18.0%
Senior Secured Loans - Second Lien	1,504,909	108,889	0.2%
Corporate Bonds	1,888,883	1,226,932	2.7%
Common Stocks	8,786,419	13,744,799	30.1%
LLC Interests	11,170,592	11,068,438	23.8%
Preferred Stocks	11,552,462	11,500,375	25.2%
Warrants	52,987	7,548	0.1%

Total Assets	$43,180,963	$45,918,606	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2023:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$10,580,813	$10,130,961	20.5%
Senior Secured Loans - Second Lien	1,500,056	127,556	0.3%
Asset-Backed Securities	218,666	84	0.0%
Corporate Bonds	1,380,892	727,523	1.5%
Common Stocks	9,924,122	15,961,319	32.3%
LLC Interests	10,490,003	10,370,499	21.0%
Preferred Stocks	11,829,987	11,822,375	23.9%
Warrants	74,284	272,969	0.6%

Total Assets	$45,998,823	$49,413,286	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at March 31, 2024:

Geography	Fair value	Percentage
Assets
Luxembourg (1)	1,454,823	3.2%
United States	44,463,783	96.8%

Total Assets	$45,918,606	100.0%

(1)	Investment denominated in USD.
The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2023:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$84	0.0%
Luxembourg (1)	1,438,750	2.9%
United States	47,974,452	97.1%

Total Assets	$49,413,286	100.0%

(1)	Investment denominated in USD.
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

For the three months ended March 31, 2024, and March 31, 2023, the Company incurred investment advisory fees payable to the Adviser of $237,013 and $265,381, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.
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
For the three months ended March 31, 2024 and March 31, 2023, the Company incurred $0 and recognized a reduction $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of March 31, 2024.
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
For the three months ended March 31, 2024
 and March 31, 2023
the Company incurred administration fees payable to the Adviser of $47,693 and $52,321, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.

Organization and Offering Costs
Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three months ended March 31, 2024 and March 31, 2023, the Adviser did not incur or pay organization costs on our behalf.
Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.
Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2024, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
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
For the three months ended March 31, 2024 and March 31, 2023, the Company recorded an expense relating to director fees of $4,353 and $4,967, respectively. which represents the allocation of the director fees to the Company. As of March 31, 2024, there were no expenses payable relating to director fees.
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

Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of March 31, 2024 is $1,150,066. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of March 31, 2024, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
March 31, 2024	$232,187	$112,306	$119,881	$119,881	March 31, 2027
The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2023	$902,219	$481,443	$420,776	$140,233	December 31, 2026
September 30,2023	630,924	350,382	280,543	96,669	September 30, 2026
June 30, 2023	420,066	236,192	183,874	102,016	June 30, 2026
March 31, 2023	208,486	126,628	81,858	81,858	March 31, 2026
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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2021	$892,640	$597,379	$295,261	$94,762	December 31, 2024
September 30, 2021	664,052	463,553	200,499	68,134	September 30, 2024
June 30, 2021	436,866	304,501	132,365	68,919	June 30, 2024
March 31, 2021	220,126	156,680	63,446	63,446	Expired
During the three months ended March 31, 2024, $63,446 of expense reimbursements that were eligible for recoupment by the Adviser expired.
There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.
Net Increase from Amounts Committed by Affiliates
For the three months ended March 31, 2024 and March 31, 2023, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the NAV as of March 31, 2024 would have been lower by approximately this amount.
Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.
Receivable from Adviser / Payable to Adviser
As of March 31, 2024 and December 31, 2023, $105,136 and $137,648 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.
As of March 31, 2024 and December 31, 2023, the Company owed $286,998 and $284,896, respectively, to the Adviser, largely related to advisory fees, and administration fees.
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
Uncertainty in Income Taxes
The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated
financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Consolidated Statements of Operations. During the three months ended March 31, 2024 and March 31, 2023, the Company incurred $202,777 and $0, respectively, in income taxes. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
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
The Company may hold certain portfolio company investments through
HoldCos
. The Company does not expect for the investments of its consolidated taxable subsidiaries to be subject to state income taxes. Accordingly, the Company’s provision for income taxes is reflective of only the U.S. federal statutory corporate rate of 21.0%. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. The following table sets forth the significant components of net deferred tax assets and liabilities included in the accompanying consolidated balance sheet as of March 31, 2024 and March 31, 2023:

	As of March 31, 2024	As of December 31, 2023
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Net unrealized depreciation of portfolio investments	13,020	13,020

Total deferred tax assets	13,020	13,020

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(202,777)	—

Total deferred tax assets (liabilities)	(202,777)	—

Total deferred tax liabilities, net	$(189,757)	$13,020

	Three months ended March 31,
	2024	2023
	(dollars in thousands)

Current	—	—
Deferred	202,777	—
Change in valuation allowance	—	—

Total provision for income taxes	$202,777	$—

Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did no
t record a valuation allowance related to its deferred tax assets at March 31, 2024 and March 31, 2023.
The Company’s effective tax rates for the three months ended March 31, 2024 and March 31, 2024 were 40.17% and 0.00% respectively.
The Company does
no
t expect for the investments of its HoldCos to be subject to state income taxes.
Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.00% primarily due to our RIC operations generally not being subject to federal income taxes.
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
The Company conducted its quarterly tender offer for the first quarter of 2024 from February 23, 2024, until March 25 2024 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 267,516 shares of the Company were tendered for repurchase, constituting approximately 2.50% of the Company’s outstanding shares.

For the three months ended March 31, 2024, the Company repurchased 0 sha
r
es as part of its death and disability repurchase program.
Note 7 — Economic Dependency and Commitments and Contingencies
The Adviser has entered into a Services Agreement with Skyview, pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser, and not the Company, will compensate all Adviser and Skyview personnel who provide services to the Company.
From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2024.
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2024, the Company had no unfunded debt commitments.
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
was first detected in China in late 2019 and subsequently spread globally. This coronavirus has resulted in, and may continue to result in, closed borders, enhanced health screenings, disruptions to healthcare service preparation and delivery, quarantines, cancellations, and disruptions to supply chains, workflow operations and consumer activity, as well as general concern and uncertainty. The impact of this coronavirus has resulted in substantial economic volatility. Health crises caused by outbreaks, such as the coronavirus outbreak, may exacerbate other pre-existing
political, social and economic risks. The impact of this outbreak, and other epidemics and pandemics that may arise in the future, could continue to negatively affect the worldwide economy, as well as the economies of individual countries, individual companies, including certain Company service providers and issuers of the Company’s investments, and the markets in general in significant and unforeseen ways. In addition, governments, their regulatory agencies, or self-regulatory organizations may take actions in response to any such pandemic, including significant fiscal and monetary policy changes, that may affect the instruments in which the Company invests or the issuers of such instruments. Any such impact could adversely affect the Company’s performance.
Real Estate Securities Risk
The securities of issuers that own, construct, manage or sell residential, commercial or industrial real estate are subject to risks in addition to those of other issuers. Such risks include: changes in real estate values and property taxes, overbuilding, variations in rental income, interest rates and changes in tax and regulatory requirements, such as those relating to the environment. Performance of a particular real estate security depends on the structure, cash flow and management skill of the particular company.
Real Estate Investment Trusts (REITs) Risk
Equity REITs may be affected by changes in the value of the underlying property owned by the trusts, while mortgage REITs may be affected by the quality of any credit extended. Further, equity and mortgage REITs are dependent upon management skill and are not diversified. Such trusts are also subject to heavy cash flow dependency, defaults by borrowers, self-liquidation, and the possibility of failing to qualify for special tax treatment under Subchapter M of the Code and to maintain an exemption under the 1940 Act. Any rental income or income from the disposition of such real estate could adversely affect its ability to retain its tax status, which would have adverse tax consequences on its shareholders. Finally, certain REITs may be self-liquidating at the end of a specified term, and run the risk of liquidating at an economically inopportune time.
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

Note 9 — Affiliated Investments
Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of March 31, 2024:

Affiliated investments	Shares at December 31, 2023	Fair value as of December 31, 2023	Transfers in (at cost)	Purchases		Paydowns/ Sales		Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of March 31, 2024	Shares at March 31, 2024	Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,409	$805,987	$—	$—		$—		$—	$(52,437)	$753,550	23,409	$10,825

NexPoint Capital REIT, LLC (Common Stocks)	737	7,014,774	—	467,275	(1)	(319,054	) (2)	—	(129,375)	7,033,620	789	—

NexPoint Capital REIT, LLC (Senior Loans)	463,314	463,314	—	—		(463,314	) (3)	—	—	—	—	—

NexPoint Real Estate Finance, Inc.	131,670	2,073,797	—	—		—		—	(183,021)	1,890,776	131,670	65,833

SFR WLIF III, LLC	371,112	338,973	—	—		—		—	(4,898)	334,075	371,112	14,054

Total affiliated investments	990,242	$10,696,845	$—	$467,275		$(782,368)		$—	$(369,731)	$10,012,021	526,980	$90,712

(1)	Represents an in-kind transfer to the subreit
(2)	Represents a non-cash distribution from the subreit reflected as a return of capital.
(3)	Reflects a full paydown at cost, resulting in no realized gain or loss.

Note 10 — Financial Highlights
Selected data for a share outstanding throughout the three months ended March 31, 2024, and March 31, 2023 is as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024 (Unaudited)	March 31, 2023 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$5.35	$5.55
Income from investment operations:
Net investment income (loss) (1)	(0.01)	0.04
Net realized and unrealized gain (loss)	0.07	(0.14)

Total from investment operations	0.06	(0.10)

Less distribution declared to common shareholders:
From net investment income	(0.09)	(0.09)

Total distributions declared to common shareholders	(0.09)	(0.09)

Capital share transaction
Issuance of common stock (2)	—	—
Shares tendered (1)	—	—
Net asset value, end of period	$5.32	$5.36
Net asset value total return (3)(4)	1.12%	(1.80)%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$48,366	$51,159
Shares outstanding, end of period	9,095,148	9,548,899
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses (5)	4.29%	4.05%
Fees and expenses waived or reimbursed (5)	(0.98)%	(0.62)%
Net operating expenses (5)	3.31%	3.43%
Net investment income (loss) before fees waived or reimbursed (5)	(1.60)%	2.14%
Net investment income (loss) after fees waived or reimbursed (5)	(0.62)%	2.76%
Portfolio turnover rate (4)	8%	1%
Asset coverage ratio	—%	—%
Weighted average commission rate paid (6)	$—	$—

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

Certain Skyview personnel are dual-employees of NexPoint Services, Inc., a wholly-owned subsidiary of the Adviser. The same services are being performed by the dual-employees. The Adviser, and not the Company, will compensate all Adviser, Skyview, and dual-employee personnel who provide services to the Company.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. As of March 31, 2024, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.6 million. In February 2018, we closed our continuous public offering of shares of common stock representing 28.03% of the Company’s issued and outstanding common stock, in aggregate.

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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one-year anniversary of the effective date of the registration statement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2025.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of March 31, 2024, is $1,150,066. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2024 quarterly fee waivers and expense reimbursements due from the Adviser as of March 31, 2024, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
March 31, 2024	232,187	112,306	119,881	119,881	March 31, 2027

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2021	$892,640	$597,379	$295,261	$94,762	December 31, 2024
September 30, 2021	664,052	463,553	200,499	68,134	September 30, 2024
June 30, 2021	436,866	304,501	132,365	68,919	June 30, 2024
March 31, 2021	220,126	156,680	63,446	63,446	Expired

During the three months ended March 31, 2024, $63,446 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three months ended March 31, 2024 and March 31, 2023:

During the three months ended March 31, 2024, we made long investments in portfolio companies and other investments totaling $507,500. During the same period, we generated proceeds from sales and principal repayments on long investments of $4,649,705. As of March 31, 2024, our investment portfolio, with a total fair value of $45.9 million, consisted of 30 interests in portfolio companies (calculated as a percentage of total invested assets: 18.0% in first lien senior secured loans, 0.2% in second lien senior secured loans, 2.7% in corporate bonds, 0.1% in warrants, 30.1% in common stock, 25.2% in preferred stock, and 23.8% in LLC interests). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 104.93 on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 2.33% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

During the three months ended March 31, 2023, we did not make long investments in portfolio companies and other investments. During the same period, we generated proceeds from sales and principal repayments on long investments of $3,345,667. As of March 31, 2023, our investment portfolio, with a total fair value of $48.7 million, consisted of 39 interests in portfolio companies (calculated as a percentage of total invested assets: 18.4% in first lien senior secured loans, 2.2% in second lien senior secured loans, 5.1% in corporate bonds, 0.0% in asset-backed securities, 0.3% in warrants, 28.5% in common stock, 24.6% in preferred stock, and 20.9% in LLC interests). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 93.56% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 3.08% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three months ended March 31, 2024, and March 31, 2023:

Net Investment Activity	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Purchases	$507,500	$463,314
Payment-in-kind	36,979	29,847
Sales and Principal Repayments	(4,469,705)	(3,808,980)

Net Portfolio Activity	$(3,925,226)	$(3,315,819)

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$—	—	$463,314	100.0%
Senior Secured Loans—Second Lien	—	—	—	—
Corporate Bonds	507,500	100.0%	—	—
Preferred Stocks	—	—	—	—
LLC Interests	—	—	—	—
Warrants	—	—	—	—
Common Stocks	—	—	—	—

Total Investment Activity	$507,500	100.0%	$463,314	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2024, and December 31, 2023:

March 31, 2024
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$8,224,711	$8,261,624	18.0%
Senior Secured Loans — Second Lien	1,504,909	108,889	0.2%
LLC Interests	11,170,592	11,068,438	23.8%
Corporate Bonds	1,888,883	1,226,932	2.7%
Common Stocks	8,786,419	13,744,799	30.1%
Preferred Stock	11,552,462	11,500,375	25.2%
Warrants	52,987	7,548	0.1%

Total Invested Assets	$43,180,963	$45,918,606	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2023
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$10,580,813	$10,130,961	20.5%
Senior Secured Loans — Second Lien	1,500,056	127,556	0.3%
Asset-Backed Securities	218,665	84	0.0%
LLC Interests	10,734,196	10,370,499	21.0%
Corporate Bonds	1,380,892	727,523	1.5%
Common Stocks	9,924,122	15,961,319	32.3%
Preferred Stock	11,829,987	11,822,375	23.9%
Warrants	74,284	272,969	0.6%

Total Invested Assets	$45,998,823	$49,413,286	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Number of Investments	30	35
% Variable Rate (based on fair value)	2%	76%
% Non-Income Producing Equity or Other Investments (based on fair value)	27%	28%
Weighted Average Cost Price of Investments (as a % of par or stated value)	97.78%	98.09%
Weighted Average Credit Rating of Investments that were Rated	Ca	Ca
% of Fixed Income Investments on Non-Accrual (based on fair value)	7.8%	6.4%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2024, and December 31, 2023:

	March 31, 2024		December 31, 2023
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$5,873,988	12.8%	$5,934,810	12.0%
Broadly Syndicated – Public	226,936	0.5%	245,327	0.5%
Middle-Market	36,388,498	79.2%	40,427,162	81.9%
Opportunistic/Other	3,429,183	7.5%	2,805,987	5.7%

Total Invested Assets	$45,918,606	100.0%	$49,413,286	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2024, and December 31, 2023:

	March 31, 2024		December 31, 2023
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Bioplastics	$2,000,000	4.4%	$2,000,000	4.0%
Chemicals	42,500	0.1%	42,500	0.1%
Consumer Discretionary	1,007,543	2.2%	488,665	1.0%
Consumer Products	3,700,743	8.1%	3,016,752	6.1%
Energy	675,633	1.5%	2,504,104	5.1%
Financials	4,722,500	10.3%	4,722,584	9.6%
Healthcare	15,444,165	33.6%	17,228,699	34.9%
Media/Telecommunications	226,937	0.5%	245,327	0.5%
Real Estate Investment Trusts (REITs)	753,550	1.6%	805,987	1.6%
Real Estate	11,471,047	25.0%	12,423,858	25.1%
Telecommunication Services	5,873,988	12.7%	5,934,810	12.0%

Total Invested Assets	$45,918,606	100.0%	$49,413,286	100.0%

As of March 31, 2024, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, Inc., NexPoint Capital, REIT, LLC, SFR WLIF III, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of March 31, 2024, and December 31, 2023, 41.1% and 40.75% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Sapience Therapeutics, Inc.: As of March 31, 2024, and December 31, 2023, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.1 million and $8.1 million, respectively. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.

CCS Medical, Inc.: As of March 31, 2024, and December 31, 2023, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million and $3.0 million, respectively. CCS Medical, Inc. provides direct-to-home delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.

Apnimed, Inc.: As of March 31, 2024, and December 31, 2023, we held preferred shares of Apnimed Inc, with an aggregate fair value of $2.3 million and $2.3 million, respectively. Apnimed, Inc. is a clinical-stage pharmaceutical company focused on developing oral pharmacologic therapies for the treatment of obstructive sleep apnea (OSA) and related disorders. Apnimed’ s lead development program targets the neurologic control of upper airway muscles to maintain an open airway during sleep.

Auris Luxembourg III S.a.r.l.: As of March 31, 2024, and December 31, 2023, we held first lien senior secured loans of Auris Luxembourg III S.a.r.l. with an aggregate fair value of $1.5 million and $1.3 million, respectively. Auris Luxembourg III S.a.r.l’s parent, WSAudiology is a global hearing aid manufacturer.

Carestream Health, Inc.: As of March 31, 2024, and December 31, 2023, we held first lien senior secured loans of Carestream Health, Inc. with an aggregate fair value of $0.6 million and $0.5 million, respectively. Carestream Health, Inc. develops and deploys medical imaging technologies for healthcare providers, and own over 1,000 patents in digital imaging, film, and imaging chemistry.

Results of Operations for the three months ended March 31, 2024 and March 31, 2023

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

Expenses

For the three months ended March 31, 2024, and March 31, 2023, we had total net operating expenses of $404,577 or $0.04 per share and $451,311 or $0.05 per share, respectively. Base management fees attributed to the Adviser were $237,013 and $265,381 for the three months ended March 31, 2024, and March 31, 2023, respectively. Our expenses include administrative services expenses attributed to the Adviser of $47,693 and $52,321 for the three months ended March 31, 2024, and March 31, 2023, respectively.

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

Our other expenses subject to the Expense Limitation Agreement for three months ended March 31, 2024, and March 31, 2023, were $232,187 and $208,486, respectively, and consisted of the following:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Audit and tax fees	$43,191	$40,348
Legal fees	16,489	9,189
Custodian and accounting service fees	74,532	75,987
Reports to stockholders	27,397	18,232
Stock transfer fee	48,088	41,136

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Directors’ fees	4,353	4,967
Other expenses	18,137	18,627

Total	$232,187	$208,486

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income (Loss)

We earned net investment income (loss) of $(75,319) or $(0.01) per share, and $362,521 or $0.04 per share, for the three months ended March 31, 2024 and March 31, 2023, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $4,649,705 and $3,345,666 during the three months ended March 31, 2024 and March 31, 2023, respectively, from which we realized a net gains/(losses) of $1,272,956 and $20,220 respectively

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2024, and March 31, 2023, the net change in unrealized appreciation (depreciation) on investments totaled $(676,820) or $(0.07) per share, and $(1,361,558) or $(0.14) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2024, was primarily driven by the performance of NexPoint Capital REIT, LLC. The primary holding within the REIT sub is NexPoint Real Estate Finance, Inc. common stock. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2023, was primarily driven by the performance of Envision Healthcare Term Loan.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three months ended March 31, 2024, and March 31, 2023. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of March 31, 2024, would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2024, and March 31, 2023, the net increase/(decrease) in net assets resulting from operations was $723,594 or $0.08 per share, and $(977,817) or $(0.10) per share, respectively.

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Income	$532,035	$814,832
Net expenses	(607,354)	(451,311)
Net realized gain/(loss)	1,272,956	20,220
Net unrealized appreciation (depreciation)	(676,820)	(1,361,558)
Net increase from amounts committed by affiliates	—	—

Total	$520,817	$(977,817)

Other Income and Expense

Income tax expense. The Company has recorded a current income tax expense of $0.2 million associated with the HoldCos for the three months ended March 31, 2024, compared to $0 million for the three months ended March 31, 2023, that is recorded on the Consolidated Statements of Operations.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2024, and March 31, 2023, we had cash and cash equivalents of $3,455,430 and $1,131,784, respectively. As of March 31, 2024, and March 31, 2023, $1,269,612 and $773,826 was held in the State Street U.S. Government Money Market Fund, and $2,185,818 and $357,958 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. As of March 31, 2024, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.6 million representing 28.03% of the Company’s issued and outstanding common stock, in aggregate.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the three months ended March 31, 2024, and March 31, 2023, respectively, and were offset against capital in excess of par value on the consolidated financial statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024 and March 31, 2023, we had no outstanding commitments to fund investments.

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

The incentive fee consists of two parts. The first part, which is calculated and payable quarterly in arrears, equals Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and is subject to a hurdle rate, expressed as a rate of return on our net assets, equal to 1.875% per quarter. As a result, the Adviser will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375% of the Company’s net assets at the end of such quarter. This “catch-up” feature allows the Adviser to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Adviser will receive 20.0% of our pre-incentive fee net investment income. For purposes of calculating this part of the incentive fee, “Pre-Incentive Fee Net Investment Income” means interest income, distribution income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre- Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2024 and March 31, 2023, the Company incurred $0 and $0 of incentive fees on capital gains, respectively Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of March 31, 2024.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three months ended March 31, 2024 and March 31, 2023 the Company did not make distributions in excess of net investment income.

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

For the three months ended March 31, 2024, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)
3/31/2024	0.090	818,563	$—
1/24/2024(2)	—	—	272,153

Total	$0.090	$818,563	$272,153

[1]	For the current period, there were no dividends classified as return of capital.
[2]	The December 2023 Dividend was reinvested in January 2024, see total December 2023 Dividend in table below.

For the year ended December 31, 2023, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2) (3)
12/31/2023(3)	$0.090	$837,847	$—
9/30/2023	0.090	842,040	277,313
6/30/2023	0.090	847,993	275,845
3/31/2023	0.090	859,401	280,881
1/24/2023(2)	—	—	293,686

Total	$0.360	$3,387,281	$1,127,725

[1]	Of the total dividends shown, $1,757,477 was classified as a return of capital.
[2]	The December 2022 Dividend was reinvested in January 2023, see total December 2022 Dividend in table below.
[3]	The December 2023 Dividend was reinvested in January 2024.

For the year ended December 31, 2022, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
12/31/2022(3)	$0.090	$870,980	$—
9/30/2022	0.090	$874,461	303,070
6/30/2022	0.090	$887,710	298,766
3/31/2022	0.090	892,680	301,212
1/2/2022(2)	—	—	306,152

Total	$0.360	$3,525,831	$1,209,200

[1]	Of the total dividends shown, $1,999,373 was classified as a return of capital.
[2]	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.
[3]	The December 2022 Dividend was reinvested in January 2023.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•

Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. As of March 31, 2024, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.5 million representing 28.03% of the Company’s issued and outstanding common stock, in aggregate.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of March 31, 2024, would have been lower. These payments are not recoupable by the Adviser.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s valuation designee to perform the fair valuation determination for securities and other assets held by the Company. Pursuant to board approved policies and procedures, the Adviser, is responsible for determining in good faith the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination. Rule 2a-5 states that a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Market quotations may also not be “readily available” if a significant event occurs that causes the Adviser to believe that the market price of a security no longer represents the security’s current value at the time of the Company’s NAV determination.

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

As of March 31, 2024, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	$3,536,250
IQHQ, Inc.	Common Stocks	2,212,575
MPM Holdings, Inc.	Common Stocks	42,500
MidWave Wireless, Inc. (fka Terrestar Corp.)	Common Stocks	4,633,515
NexPoint Capital REIT, LLC	LLC Interests	7,033,620
SFR WLIF III, LLC	LLC Interests	334,075
US GAMING LLC	LLC Interests	3,700,743
Apnimed, Inc.	Preferred Stocks	1,644,435
Apnimed, Inc.	Preferred Stocks	606,197
Sapience Therapeutics, Inc.	Preferred Stocks	4,452,382
Sapience Therapeutics, Inc.	Preferred Stocks	3,611,111
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	940,821
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	222,733
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	39,792
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	37,127
Plantswitch, Inc.	Senior Secured Loans	2,000,000

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2024, and March 31, 2023, the Adviser did not incur or pay any organization costs on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three months ended March 31, 2024, and March 31, 2023, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three months ended March 31, 2024, and March 31, 2023, the Company capitalized $0 and $0, respectively, of offering costs. As of March 31, 2024 and March 31, 2023, $0 and $0 remained on the Consolidated Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2024, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

We are subject to financial market risks, most significantly changes in interest rates. As of March 31, 2024, 2% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating SOFR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of March 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	18,305	—	18,305
Up 100 basis points	36,611	—	36,611
Up 200 basis points	73,211	—	73,221
Up 300 basis points	109,832	—	109,832

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

NEXPOINT CAPITAL, INC.

Date: May 15, 2024	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: May 15, 2024	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer