Form 10-Q
period 2024-09-30
NexPoint Capital, Inc.
filed 2024-11-14
CIK 1588272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2024, the Registrant had 8,823,671 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements
NexPoint Capital, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Unaffiliated investments, at fair value (cost of $30,591,149 and $33,564,802, respectively)	$38,267,194	$38,716,441
Affiliated investments, at fair value (cost of $12,118,929 and $12,434,021, respectively) (1)	11,161,699	10,696,845
Cash and cash equivalents	1,521,401	1,401,744
Receivable for investments sold	1,419	8,953
Dividends and interest receivable	355,883	299,110
Receivable from Adviser (2)	80,837	137,648
Other Receivables	22,137	—
Prepaid expenses	5,189	5,273
Deferred tax asset (3)	—	13,020

Total assets	51,415,759	51,279,034

Liabilities
Payable for fund shares repurchased	1,684,357	53,304
Payable to Adviser (2)	271,711	284,896
Accrued expenses and other liabilities	327,100	293,462
Distributions payable	794,130	837,846
Deferred Tax Liability (3)	294,075	—

Total liabilities	3,371,373	1,469,508

Commitments and contingencies (4)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 8,823,671 and 9,309,405 shares issued and outstanding, respectively)	8,824	9,309
Paid-in capital in excess of par	80,593,425	83,221,067
Distributable earnings (accumulated loss)	(32,557,863)	(33,420,850)

Total net assets	$48,044,386	$49,809,526

Net asset value per share of common stock	$5.44	$5.35

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of the deferred tax asset/liability.
(4)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
Interest	$222,688	$417,056	$939,528	$1,526,335
Interest paid-in-kind	87,292	34,282	148,803	95,492
Dividend income from unaffiliated investments	18,750	—	56,250	340,135
Dividend income from affiliated investments (1)	89,126	607,435	266,589	830,079
Other Income	752	—	3,368	—

Total investment income	418,608	1,058,773	1,414,538	2,792,041
Expenses:
Investment advisory fees (2)	224,438	207,269	680,555	705,652
Custodian and accounting service fees	77,858	77,265	232,704	231,112
Administration fees (2)	47,386	47,312	138,609	146,989
Audit and tax fees	46,403	41,176	138,025	123,032
Reports to stockholders	56,038	25,591	126,141	63,323
Stock transfer fee	15,774	41,561	98,865	124,138
Legal fees	15,083	9,631	47,875	28,527
Other expenses	16,422	25,480	49,477	83,365
Directors’ fees (2)	5,184	(1,471)	14,808	9,231

Total expenses	504,586	473,814	1,527,059	1,515,369
Expenses (waived) or recouped by the Adviser (2)	(79,981)	(96,669)	(327,954)	(280,543)

Net expenses	424,605	377,145	1,199,105	1,234,826

Net investment income before income taxes	(5,997)	681,628	215,433	1,557,215

Income tax expense (benefit) (3)	107,160	—	294,075	—

Net investment income (loss)	(113,157)	681,628	(78,642)	1,557,215

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	26,850	(242,193)	52,949	(4,015,983)
Affiliated investments (1)	—	—	—	—
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	1,950,886	452,384	2,524,406	1,821,316
Affiliated investments (1)	1,163,688	(187,358)	779,946	249,159

Net realized and unrealized gains (losses)	3,141,424	22,833	3,357,301	(1,945,508)

Net increase (decrease) in net assets resulting from operations	3,028,267	704,461	3,278,659	(388,293)

Per share information - basic and diluted per common share
Net investment income:	$(0.01)	$0.07	$(0.01)	$0.16
Earnings (loss) per share:	$0.34	$0.07	$0.36	$(0.04)
Weighted average shares outstanding:	8,966,489	9,471,078	9,129,685	9,580,222

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of income tax expense.

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at June 30, 2024	8,929,967	$8,930	$81,204,470	$(34,792,000)	$46,421,400
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	—	—	—	(113,157)	(113,157)
Net realized gain (loss) on investments	—	—	—	26,850	26,850
Net change in unrealized appreciation (depreciation) on investments	—	—	—	3,114,574	3,114,574
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(156,349)	(156)	(872,269)	—	(872,425)
Reinvestment of common stock	50,053	50	261,224	—	261,274
Distributions to stockholders	—	—	—	(794,130)	(794,130)

Total increase (decrease) for the three months ended September 30, 2024	(106,296)	(106)	(611,045)	2,234,137	1,622,986

Balance at September 30, 2024	8,823,671	$8,824	$80,593,425	$(32,557,863)	$48,044,386

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

Balance at December 31, 2023	9,309,405	$9,309	$83,221,067	$(33,420,850)	$49,809,526
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	—	—	—	(78,642)	(78,642)
Net realized gain (loss) on investments	—	—	—	52,949	52,949
Net change in unrealized appreciation (depreciation) on investments	—	—	—	3,304,352	3,304,352
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(640,008)	(639)	(3,431,015)	—	(3,431,654)
Reinvestment of common stock	154,274	154	803,373	—	803,527
Distributions to stockholders	—	—	—	(2,415,672)	(2,415,672)

Total increase (decrease) for the nine months ended September 30, 2024	(485,734)	(485)	(2,627,642)	862,987	(1,765,140)

Balance at September 30, 2024	8,823,671	$8,824	$80,593,425	$(32,557,863)	$48,044,386

Distributions to stockholders per share	—	$—	$—	$0.27	$0.27

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

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$3,278,659	$(388,293)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(5,085,635)	(2,582,498)
Payment-in-kind investments	(148,803)	(95,492)
Proceeds from sales and principal repayments of investment securities	8,624,346	6,617,808
Net realized (gain) loss on investments	(52,949)	4,015,983
Net change in unrealized (appreciation) depreciation on investments	(3,304,352)	(2,070,475)
Amortization of premium/discount, net	(48,214)	(194,183)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	7,534	(674,077)
(Increase) decrease in dividends and interest receivable	(56,773)	31,910
(Increase) decrease in receivable from Adviser	56,811	(4,453)
(Increase) decrease in other receivables	(22,137)	—
(Increase) decrease in prepaid expenses	84	7,628
(Increase) decrease in deferred tax assets	13,020	—
Increase (decrease) in payable for fund shares repurchased	1,631,053	582,500
Increase (decrease) in payable to Adviser	(13,185)	(60,428)
Increase (decrease) in accrued expenses and other liabilities	33,638	(178,438)
Increase (decrease) in deferred tax liabilities	294,075	—

Net cash flows provided by (used in) operating activities	5,207,172	5,007,492

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(3,431,654)	(2,558,992)
Distributions paid in cash	(1,655,861)	(1,727,592)

Net cash flows (used in) financing activities	5,087,515	(4,286,584)

Net increase (decrease) in cash and cash equivalents	119,657	720,908

Cash and cash equivalents
Beginning of the period	1,401,744	1,629,846

End of the period	$1,521,401	$2,350,754

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$148,803	$95,492
Reinvestment of distributions paid	$803,527	$850,782
Local and excise taxes paid	$(6,374)	$40,578

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of September 30, 2024
(Unaudited)

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 23.2% (4)
Bioplastics – 8.6%
PlantSwitch, Inc. Convertible Promissory Note (First Lien Term Loan) (5) (6)			9/21/2026	$2,000,000	$2,000,000	$4,111,611

Consumer Products – 3.5%
8th Avenue Food & Provisions, Inc. (First Lien Term Loan)			10/1/2025	1,750,000	1,684,375	1,701,875

Healthcare – 8.3%
Carestream Health, Inc. (First Lien Term Loan) (7)	SOFR + 750	4.60%	9/30/2027	644,355	580,706	592,001
CCS Medical, Inc (First Lien Term Loan) (5) (6) (7)	Fixed + 1600	0.00%	4/7/2026	3,000,000	2,961,463	3,000,000
Sound Inpatient Physicians (Third Lien Term Loan)	SOFR + 675	4.87%	6/28/2029	810,465	294,459	466,018

						4,058,019

Telecommunication Services – 2.8%
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan E) (5) (6)	12% PIK	12.00%	2/28/2025	1,003,388	1,003,388	1,002,084
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan F) (5) (6)	12% PIK	12.00%	2/28/2025	237,545	237,545	237,236
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan G) (5) (6)	12% PIK	12.00%	2/28/2025	42,439	42,439	42,384
MidWave Wireless, Inc. (fka Terrestar Corp.) (First Lien Term Loan H) (5) (6)	12% PIK	12.00%	2/28/2025	39,596	39,596	39,544

						1,321,248

Total Senior Secured Loans						11,192,753

Corporate Bonds – 3.5%
Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (8)			5/1/2026	116,808	313,455	102,279
iHeartCommunications, Inc. (8)			5/1/2027	214,073	584,791	115,302

						217,581

Retail – 3.0%
NMG Holdings Co., Inc. 8.50%, 10/1/2028			10/1/2028	1,400,000	1,404,149	1,428,627

Total Corporate Bonds						1,646,208

				Shares
Common Stocks – 26.9%
Chemicals – 0.1%
MPM Holdings, Inc. (9)				8,500	17,000	42,500

Energy – 1.0%
Talos Energy				48,502	615,975	501,997

Financials – 7.4%
American Banknote Corp. (5) (6) (9) (10)				750,000	2,062,912	3,540,000

Media/Telecommunications – 0.0%
iHeartMedia, Inc. (8) (9)				2,875	52,987	5,319

Real Estate – 7.1%
Nexpoint Real Estate Finance, Inc. (12)				131,670	2,479,467	2,057,996
IQHQ, Inc. (5) (6)				87,350	1,310,250	1,333,835

						3,391,831

Real Estate Investment Trust (REIT) – 2.1%
NexPoint Residential Trust, Inc. (8) (12)				23,409	701,237	1,030,250

Telecommunication Services – 9.2%
MidWave Wireless, Inc. (fka Terrestar Corp.) (5) (6) (9)				14,035	1,599,990	4,415,551

Total Common Stocks						12,927,448

LLC Interests – 23.8%
Consumer Products – 7.0%
US Gaming, LLC (5) (6) (9) (10)				2,000	2,233,207	3,365,060

Real Estate – 16.8%
NexPoint Capital REIT, LLC (5) (6) (12)				789	8,567,113	7,746,578
SFR WLIF III, LLC (5) (6) (12)				371,112	371,112	326,875

						8,073,453

Total LLC Interests						11,438,513

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Unaudited)

	Preferred Dividend Rate

Preferred Stocks – 25.4%
Financials – 2.1%
777 Partners, LLC	10.00%	750	750,000	510,000
United Fidelity Bank FSB	7.00%	1,000	1,000,000	500,000

				1,010,000

Healthcare – 23.3%
Apnimed, Inc. (5) (6)	8.00%	135,122	1,199,993	1,679,566
Apnimed, Inc. (Series C-2) (5) (6)	8.00%	47,065	522,469	623,611
Sapience Therapeutics, Inc. (Series B Preferred Shares) (5) (6) (10)	8.00%	1,619,048	4,080,000	4,921,906
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (5) (6) (10)	8.00%	1,111,111	4,000,000	3,988,888

				11,213,971

Total Preferred Stocks				12,223,971

Total Investments- 102. 8%			$42,710,078	$49,428,893

Cash Equivalents 3.2% (11)				$1,279,887
Other Assets & Liabilities, net- (6.0%)				$(2,664,394)

Net Assets- 100.0%				$48,044,386

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
(4)
Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by the Federal Reserve Bank such as the Secured Overnight Financing Rate (“SOFR”) or (iii) the coupon rate. Rate shown represents the actual rate at September 30, 2024. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), as amended contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of Directors (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule
2a-5
of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $40,374,729 or 84.0% of net assets were fair valued under the Company’s valuation procedures as of September 30, 2024.

(6)
Classified as Level 3 within the three-tier fair value hierarchy. Please see Note 2 for an explanation of this hierarchy, as well as a list of unobservable inputs used in the valuation of these instruments.

(7)	The interest rate on these investments is subject to a base rate of 3-Month SOFR, which at September 30, 2024 was 4.59%.
(8)
The investment is not a qualifying asset under Section 55 of the 1940 Act. A business development company, such as the Company (“BDC”), may not acquire any asset other than a qualifying asset, unless at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets.
Non-qualifying
assets represented 2.4% of the Company’s total assets as of September 30, 2024.

(9)	Non-income producing security.
(10)	All or a portion of this security is held through a holding company (See Note 1).
(11)	State Street U.S. Government Money Market Fund.
(12)	Represents an affiliated issuer. Assets with a total aggregate fair market value of $11,161,699, or 23.23% of net assets, were affiliated with the Company as of September 30, 2024. See Note 9.
Glossary

PIK	Payment-in-Kind

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
The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 26.9% of the Company’s then issued and outstanding common stock, in aggregate. As of September 30, 2024, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.9 million, representing 28.9% of the Company’s currently issued and outstanding common stock, in aggregate.
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
Consolidation of Subsidiaries
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
As of September 30, 2024, there are three consolidated subsidiaries: the BDC Sapience Holdco, LLC, BDC US Gaming Holdco, LLC and BDC AB Holdco, LLC, (collectively, the “HoldCos”) formed under the laws of the State of Delaware on June 21, 2023, March 15, 2024 and March 15, 2024, respectively. The Consolidated Schedule of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financial Highlights of the Company include the accounts of the Subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation for the Company. As of September 30, 2024, total assets of the Company were $51,415,759 of which $6,457,048 or approximately 12.56%, was held in BDC Sapience Holdco, LLC, $1,184,288 or approximately 2.30% was held in BDC AB Holdco, LLC, and $1,241,550 or approximately 2.41% was held in BDC US Gaming Holdco, LLC.

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
and Article 10 of Regulation
S-X.
The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024. The interim financial data as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.
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
Statements of Cash Flows
Information on financial transactions which have been settled through the receipt or disbursement of cash is presented in the Consolidated Statements of Cash Flows. The cash amount shown in the Consolidated Statements of Cash Flows is the amount included within the Company’s Consolidated Statements of Assets and Liabilities and includes cash on hand and cash equivalents in its custodian bank.
Cash and Cash Equivalents
The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Consolidated Statements of Assets and Liabilities. As of September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $1,521,401 and $1,401,744, respectively. As of September 30, 2024 and December 31, 2023, $1,279,887 and $1,160,707 was held in the State Street U.S. Government Money Market Fund, and $241,514 and $241,037 was held in a custodial account with State Street Bank and Trust Company, respectively.
Securities Sold Short and Restricted Cash
The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Consolidated Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Consolidated Schedules of Investments for the Company, as applicable. As of September 30, 2024 and December 31, 2023, the Company did not have any securities sold short.
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

Other Fee Income
Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up
fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring
fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and nine months ended September 30, 2024, the Company recognized $752 and $3,368 of fee income, respectively. For the three and nine months ended September 30, 2023, the Company recognized $0 and $0 of fee income, respectively.
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
Pursuant to Rule
2a-5
under the Investment Advisers Act of 1940, as amended, the Board has designated the Adviser as the Company’s valuation designee to perform the fair valuation determination for securities and other assets held by the Company. The Company determines the net asset value of its investment portfolio each quarter, or more frequently as needed. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Adviser as valuation designee, pursuant to board-approved policies and procedures. In connection with that determination, the Adviser will consider portfolio company valuations based on relevant inputs, including indicative dealer quotes, values of like securities, recent portfolio company consolidated financial statements and forecasts, and valuations prepared by third-party valuation services. Rule
2a-5
states that a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Market quotations may also not be “readily available” if a significant event occurs that causes the Adviser to believe that the market price of a security no longer represents the security’s current value at the time of the Company’s net asset value (“NAV”) determination.
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

As of September 30, 2024, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	$3,540,000
IQHQ, Inc.	Common Stocks	1,333,835
MidWave Wireless, Inc. (fka Terrestar Corp.)	Common Stocks	4,415,551
NexPoint Capital REIT, LLC	LLC Interests	7,746,578
SFR WLIF III, LLC	LLC Interests	326,875
US GAMING LLC	LLC Interests	3,365,060
Apnimed, Inc.	Preferred Stocks	1,679,566
Apnimed, Inc.	Preferred Stocks	623,611
Sapience Therapeutics, Inc.	Preferred Stocks	4,921,906
Sapience Therapeutics, Inc.	Preferred Stocks	3,988,888
CCS Medical, Inc.	Senior Secured Loans	3,000,000
PlantSwitch, Inc.	Senior Secured Loans	4,111,611
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	1,002,084
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	237,236
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	42,384
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	39,544
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
As of September 30, 2024, the Company’s investments consisted of senior sec ure
d loans, common stocks, LLC interests, preferred stocks, and corporate bonds, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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
The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Bioplastics	$—	$—	$4,111,611	$4,111,611
Consumer Products	—	1,701,875	—	1,701,875
Healthcare	—	1,058,019	3,000,000	4,058,019
Telecommunication Services	—	—	1,321,248	1,321,248
Corporate Bonds
Media/Telecommunications	—	217,581	—	217,581
Retail	—	1,428,627	—	1,428,627
Common Stocks
Chemicals	—	42,500	—	42,500
Energy	501,997	—	—	501,997
Financials	—	—	3,540,000	3,540,000
Media/Telecommunications	5,319	—	—	5,319
Real Estate	2,057,996	—	1,333,835	3,391,831
Real Estate Investment Trust (REITs)	1,030,250	—	—	1,030,250
Telecommunication Services	—	—	4,415,551	4,415,551
LLC Interests
Consumer Products	—	—	3,365,060	3,365,060
Real Estate	—	—	8,073,453	8,073,453
Preferred Stocks
Financials	—	1,010,000	—	1,010,000
Healthcare	—	—	11,213,971	11,213,971

Total Assets	$3,595,562	$5,458,602	$40,374,729	$49,428,893

Total Investments	$3,595,562	$5,458,602	$40,374,729	$49,428,893

	December 31, 2023
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$3,592,574	$3,000,000	$6,592,574
Telecommunication Services	—	—	1,202,629	1,202,629
Bioplastics			2,000,000	2,000,000
Real Estate			463,314	463,314
Asset-Backed Securities
Financials	—	—	84	84
Corporate Bonds
Consumer Discretionary	—	488,665	—	488,665
Media/Telecommunications	—	238,858	—	238,858
Common Stocks
Chemicals	—	—	42,500	42,500
Energy	—	2,237,604	—	2,237,604
Financials	—	—	3,536,250	3,536,250
Real Estate	2,073,797	—	2,533,000	4,606,797
Real Estate Investment Trust (REITs)	805,987	—	—	805,987
Telecommunication Services	—	—	4,732,181	4,732,181
LLC Interests
Consu mer Products	—	—	3,016,752	3,016,752
Real Estate	—	—	7,353,747	7,353,747
Preferred Stocks
Financials	—	1,186,250	—	1,186,250
Healthcare	—	—	10,636,125	10,636,125
Warrants
Energy	—	266,500	—	266,500
Media/Telecommunications	—	6,469	—	6,469

Total Assets	$2,879,784	$8,016,920	$38,516,582	$49,413,286

Total Investments	$2,879,784	$8,016,920	$38,516,582	$49,413,286

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2024.

Investments:	Balance as of December 31, 2023	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK		(Sales and redemptions)		Balance as of September 30, 2024	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Bioplastics	$2,000,000	$—	$—	$—	$—	$—	$2,111,611	$—		$—		$4,111,611	$2,111,611
Healthcare	3,000,000	—	—	15,910	—	—	(15,910)	—		—		3,000,000	(15,910)
Real Estate	463,314	—	—	—	—	—	—	—		(463,314	) (3)	—	—
Telecommunication Services	1,202,629	—	—	—	—	—	2,504	116,115		—		1,321,248	2,504
Asset-Backed Securities Financials	84	—	—	—	—	(218,080)	218,581	—		(585)		—	—
Common Stocks
Chemicals	42,500	—	(42,500)	—	—	—	—	—		—		—	—
Financials	3,536,250	—	—	—	—	—	3,338	756,662		(756,250)		3,540,000	3,338
Real Estate	2,533,000	—	—	—	—	—	(1,009,414)	—		(189,751	) (3)	1,333,835	(1,009,414)
Telecommunication Services	4,732,181	—	—	—	—	—	(316,630)	—		—		4,415,551	(316,630)
LLC Interests
Consumer Products	3,016,752	—	—	—	—	—	(184,899)	1,540,575		(1,007,368)		3,365,060	(184,899)
Real Estate	7,353,747	—	—	—	—	—	815,678	467,275	(1)	(563,247	) (2)	8,073,453	815,678
Preferred Stocks
Healthcare	10,636,125	—	—	—	—	—	854,986	385		(277,525	) (3)	11,213,971	854,986

Total	$38,516,582	$—	$(42,500)	$15,910	$—	$(218,080)	$2,479,845	$2,881,012		$(3,258,040)		$40,374,729	$2,261,264

(1)	Represents an in-kind transfer to the subreit
(2)	Represents a non-cash distribution from the subreit reflected as a return of capital
(3)	Reflects a transaction at cost, resulting no realized gain (loss)
The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2023.

Investments:	Balance as of December 31, 2022	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of September 30, 2023	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Bioplastics	$—	$—	$—	$—	$—	$—	$—	$2,000,000	$—	$2,000,000	$—
Healthcare	3,000,000	—	—	13,741	—	—	(13,741)	—	—	3,000,000	(13,741)
Real Estate	—	—	—	—	—	—	—	463,314	—	463,314	—
Telecommunication Services	1,069,243	—	—	—	—	—	1,320	95,492	—	1,166,055	1,320
Asset-Backed Securities Financials	7,036	—	—	—	—	—	9,591	—	—	16,627	9,591
Common Stocks
Chemicals	—	42,500	—	—	—	—	—	—	—	42,500	—
Financials	1,732,500	—	—	—	—	—	—	—	—	1,732,500	—
Real Estate	2,359,000	—	—	—	—	—	—	—	—	2,359,000	—
Service	2,269	—	—	—	—	—	77	—	—	2,346	77
Telecommunication Services	5,114,214	—	—	—	—	—	(169,543)	—	—	4,944,671	(169,543)
LLC Interests
Consumer Products	3,088,750	—	—	—	—	163,314	96,886	—	(463,314)	2,885,636	96,886
Real Estate	1,600,492	—	—	—	—	—	(1,353,848)	7,448,085	(80,000)	7,614,729	(1,353,848)
Preferred Stocks
Healthcare	10,527,285	—	—	—	—	—	52,234	6,012,000	(6,012,000)	10,579,519	52,234

Total	$28,500,789	$42,500	$—	$13,741	$—	$163,314	$(1,377,024)	$16,018,891	$(6,555,314)	$36,806,897	$(1,377,024)

Investments designated as Level 3 may include assets v
alu
ed using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. Determination of fair values is uncertain because it involves subjective judgements and estimates that are unobservable. Transfers into and out of Level 3 are due to changes in market activity (e.g. frequency of trades), which resulted in changes of available market inputs to determine price. For the nine months ended September 30, 2024, there was one transfer from Level 3 to Level 2, and no transfers from Level 2 to Level 3.
The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of September 30, 2024 and December 31, 2023:

Investment	Fair value at September 30, 2024	Valuation technique	Unobservable inputs	Range of input value(s) (arithmetic average)
LLC Interest	$11,438,513	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	5.73% - 9.93% (7.83%) 5.40x – 12.55x (8.98x)
Preferred Stocks	11,213,971	Option Pricing Model Transaction Indication of Value	Volatility Enterprise Value ($mm)	40% - 90% (65%) $281.4 - $598.6 ($425.75)
Common Stocks	9,289,386	Discounted Cash Flow Multiples Analysis Transaction Indication of Value	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm)	13.5% - 15.5% (14.5%) 0.85x - 4.10x (2.29x) $0.10 - $0.90 ($0.48) $841.0
Senior Secured Loans	8,432,859	Discounted Cash Flow Transaction Indication of Value	Discount Rate Enterprise Value ($mm)	9.50% - 12.8% (11.15%) $4.30

Total	$40,374,729

Investment	Fair value at December 31, 2023	Valuation Technique	Unobservable Inputs	Range of input value(s) (arithmetic average)
LLC Interest	$10,370,499	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	5.48% - 9.68% (7.58%) 5.75x - 10.40x (8.07x)
Preferred Stock	10,636,125	Option Pricing Model Transaction Indication of Value	Volatility Enterprise Value ($mm)	40% - 90% (65%) $281.4 - $598.6 ($425.75)
Common Stock	10,843,931	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm) N/A	13% - 15% (14.0%) 1.00x - 4.00x (2.31x) $0.10 - $0.90 ($.0.50) $797 - $1,044 ($920.5) $5.00
Senior Secured Loans	6,665,943	Discounted Cash Flow Transaction Indication of Value	Discount Rate Cost Price ($mm)	11.00% - 14.31% (12.64%) $2.46
Asset-Backed Securities	84	NAV Approach	N/A	N/A

Total	$38,516,582

The significant unobservable inputs used in the fair value measurement of the Company’s LLC interests are: discount rate and multiples of EBITDA. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s common equity securities are: multiple of EBITDA, unadjusted
price/MHz-PoP multiple,
discount rate, and enterprise value. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s preferred equity securities are: volatility assumption and enterprise value. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s senior secured loan securities are: discount rate and cost price. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in this input in isolation could result in a significantly lower (higher) fair value measurement. Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. For the nine months ended September 30, 2024, there was one position that transferred out of Level 3.
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
Options
The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the nine months ended September 30, 2024 and 2023, the Company did not hold options.
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
Paid-in
Capital
The proceeds from the issuance of common stock as presented on the Company’s Consolidated Statements of Changes in Net Assets is presented net of selling commissions and fees for the three and nine months ended September 30, 2024 and September 30, 2023. Selling commissions and fees of $0 and $0 were paid for the three months ended September 30, 2024 and September 30, 2023, and $0 and $0 were paid for the nine months ended September 30, 2024 and September 30, 2023, respectively.
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
The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$3,028,267	$704,461	$3,278,659	$(388,293)
Weighted average common shares outstanding	8,966,489	9,471,078	9,129,685	9,580,222
Earnings (loss) per common share-basic and diluted	$0.34	$0.07	$0.36	$(0.04)
Distributions
Distributions to the Company’s stockholders will be
reco
rded as of the record date. Subject to the discretion of the Board and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on a weekly basis and pay such distributions on a quarterly basis. Net realized capital gains, if any, will generally be distributed or deemed distributed at least every
12-month
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
Note 3 — Investment Portfolio
The following table shows the composition of the Company’s invested assets by industry classification at fair value at September 30, 2024:

	Fair value	Percentage
Assets
Healthcare	$15,271,990	30.9%
Real Estate	11,465,284	23.2%
Telecommunication Services	5,736,799	11.6%
Consumer Products	5,066,935	10.3%
Financials	4,550,000	9.2%
Bioplastics	4,111,611	8.3%
Retail	1,428,627	2.9%
Real Estate Investment Trusts (REITs)	1,030,250	2.1%
Energy	501,997	1.0%
Media/Telecommunications	222,900	0.4%
Chemicals	42,500	0.1%

Total Assets	$49,428,893	100%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2023:

	Fair value	Percentage
Assets
Healthcare	$17,228,699	34.9%
Real Estate	12,423,858	25.1%
Telecommunication Services	5,934,810	12.0%
Financials	4,722,584	9.6%
Consumer Products	3,016,752	6.1%
Energy	2,504,104	5.1%
Bioplastics	2,000,000	4.0%
Real Estate Investment Trusts (REITs)	805,987	1.6%
Consumer Directory	488,665	1.0%
Media/Telecommunications	245,327	0.5%
Chemicals	42,500	0.1%

Total Assets	$49,413,286	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of September 30, 2024:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$8,549,512	$10,726,735	21.7%
Senior Secured Loans - Third Lien	294,459	466,018	0.9%
Corporate Bonds	2,302,395	1,646,208	3.3%
Common Stocks	8,839,818	12,927,448	26.2%
LLC Interests	11,171,432	11,438,513	23.2%
Preferred Stocks	11,552,462	12,223,971	24.7%

Total Assets	$42,710,078	$49,428,893	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2023:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$10,580,813	$10,130,961	20.5%
Senior Secured Loans - Second Lien	1,500,056	127,556	0.3%
Asset-Backed Securities	218,666	84	0.0%
Corporate Bonds	1,380,892	727,523	1.5%
Common Stocks	9,924,122	15,961,319	32.3%
LLC Interests	10,490,003	10,370,499	21.0%
Preferred Stocks	11,829,987	11,822,375	23.9%
Warrants	74,284	272,969	0.6%

Total Assets	$45,998,823	$49,413,286	100.0%

The following table shows the composition of the C
omp
any’s invested assets by geographic classification at September 30, 2024:

Geography	Fair value	Percentage
Assets
United States	$49,428,893	100.0%

Total Assets	$49,428,893	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2023:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$84	0.0%
Luxembourg (1)	1,438,750	2.9%
United States	47,974,452	97.1%

Total Assets	$49,413,286	100.0%

(1)	Investment denominated in USD.
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
For the three and nine months ended September 30, 2024, the Company incurred investment advisory fees payable to the Adviser of $224,438 and $680,555, respectively. For the three and nine months ended September 30, 2023, the Company incurred investment advisory fees payable to the Adviser of $207,269 and $705,652, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.
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

For the three and nine months ended September 30, 2024, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. For the three and nine months ended September 30, 2023, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of September 30, 2024.
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
For the three and nine months ended September 30, 2024, the Company incurred administration fees payable to the Adviser of $47,386 and $138,609, respectively. For the three and nine months ended September 30, 2023, the Company incurred administration fees payable to the Adviser of $47,312 and $146,989, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.
Organization and Offering Costs
Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and nine months ended September 30, 2024 and September 30, 2023, the Adviser did not incur or pay organization costs on our behalf.
Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.
Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2024, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
Fees Paid to Officers and Directors
Each director who oversees all of the portfolios in the Fund Complex receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The annual retainer for a director who does not oversee all of the portfolios in the Fund Complex is prorated based on the portion of the $150,000 annual retainer allocable to the portfolios overseen by such director. Directors are reimbursed for actual out-of-pocket
expenses relating to attendance at meetings. In addition, the Chairman of the Board and the Chairman of the Audit and Qualified Legal Committee each receive an additional payment of $10,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The Directors do not receive any separate compensation in connection with service on Committees or for attending Board or Committee Meetings. They do not have any pension or retirement plan. The “Fund Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employed by the Adviser, its affilia tes o
r Skyview Group, Inc. (“Skyview”).

For the three and nine months ended September 30, 2024, the Company recorded an expense relating to director fees of $5,184 and $14,808, respectively. For the three and nine months ended September 30, 2023, the Company recorded an expense relating to director fees of $(1,471) and $9,231, respectively, which represents the allocation of the director fees to the Company. As of September 30, 2024, there were no expenses payable relating to director fees.
Expense Limits and Reimbursements
Pursuant to an expense limitation agreement, the A
dvis
er is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end
value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year
terms unless it is terminated by the Company or the Adviser upon written notice within 60 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2025.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of September 30, 2024 is $1,221,086. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of September 30, 2024, which may become subject to recoupment by the Adviser.
The following table reflects the 2024 quarterly fee waivers and expense reimbursements due from the Adviser as of September 30, 2024, which are subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
September 30, 2024	$700,195	$372,241	$327,954	$79,981	September 30, 2027
June 30, 2024	468,715	220,742	247,973	128,092	June 30, 2027
March 31, 2024	232,187	112,306	119,881	119,881	March 31, 2027

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2021	$892,640	$597,379	$295,261	$94,762	December 31, 2024
September 30, 2021	664,052	463,553	200,499	—	Expired
June 30, 2021	436,866	304,501	132,365	—	Expired
March 31, 2021	220,126	156,680	63,446	—	Expired
During the three and nine months ended September 30, 2024, $68,134 and $200,499 of expense reimbursements that were eligible for recoupment by the Adviser expired.
There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.
Net Increase from Amounts Committed by Affiliates
For the nine months ended September 30, 2024 and September 30, 2023, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the NAV as of September 30, 2024 would have been lower by approximately this amount.

Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.
Receivable from Adviser / Payable to Adviser
As of September 30, 2024 and December 31, 2023, $80,837 and $137,648 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.
As of September 30, 2024 and December 31, 2023, the Company owed $271,711 and $284,896, respectively, to the Adviser, largely related to advisory fees, and administration fees.
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
Uncertainty in Income Taxes
The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Consolidated Statements of Operations. During the nine months ended September 30, 2024 and September 30, 2023, the Company incurred $294,075 and $0, respectively, in income taxes. Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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
The following table sets forth the significant components of net deferred tax assets and liabilities included in the accompanying consolidated balance sheet as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Net unrealized depreciation of portfolio investments	—	13,020

Total deferred tax assets	—	13,020

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(294,075)	—

Total deferred tax liabilities	(294,075)	—

Total deferred tax assets (liabilities), net	$(294,075)	$13,020

The Company’s income tax expense (benefit) consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Current	$—	$—	$—	$—
Deferred	107,160	—	294,075	—
Change in valuation	—	—	—	—

Total provision for income taxes	$107,160	$—	$294,075	$—

Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did not record a valuation allowance related to its deferred tax assets at September 30, 2024 and September 30, 2023. As of September 30, 2024, the Company did not have a deferred tax asset.
The Company’s effective tax rates for the nine mon
ths
ended September 30, 2024 and September 30, 2023 were 8.23% and 0.00% respectively. The Company does not expect for the investments of its HoldCos to be subject to state income taxes. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.00% primarily due to our RIC operations generally not being subject to federal income taxes.

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
The Company conducted its quarterly tender offer for the first quarter of 2024 from February 23, 2024, until March 25, 2024 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 267,516 shares of the Company were tendered for repurchase, constituting approximately 2.50% of the Company’s outstanding shares.
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
The Company conducted its quarterly tender offer for the third quarter of 2024 from August 23, 2024, until September 24, 2024 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the third quarter tender offer, 156,349 shares of the Company were tendered for repurchase, constituting approximately 1.80% of the Company’s outstanding shares.
For the nine months ended September 30, 2024, the Company repurchased 0 shares as part of its death and disability repurchase program.
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
From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2024.
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2024, the Company had no unfunded debt commitments.

In the normal course of business, the Company enters into
cont
racts and agreements that contain a variety of representations and warranties that provide general indemnification. The Company’s maximum exposure under these agreements is unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company believes the risk of material obligations under these indemnities to be low.
Note 8 — Market and Other Risk Factors
The primary risks of investing in the Company are described below in alphabetical ord
e
r:
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
Securities Market Risk
The risk that the value of securities owned by the Company may go up or down, sometimes rapidly or unpredictably, due to factors affecting particular companies or the securities markets generally. Economic, political and financial conditions, industry or economic trends and developments or public health risks, such as epidemics or pandemics, may, from time to time, and for varying periods of time, cause volatility, illiquidity or other potentially adverse effects in the financial markets. A general downturn in the securities market may cause multiple asset classes to decline in value simultaneously. Many factors can affect this value and you may lose money by investing in the Company.

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
Swaps Risk
The risk involves both the risks associated with an investment in the underlying investments or instruments (including equity investments) and counterparty risk. In a standard OTC swap transaction, two parties agree to exchange the returns, differentials in rates of return or some other amount calculated based on the “notional amount” of predetermined investments or instruments, which may be adjusted for an interest factor. Swaps can involve greater risks than direct investments in securities, because swaps may be leveraged and OTC swaps are subject to counterparty risk (e.g., the risk of a counterparty’s defaulting on the obligation or bankruptcy), credit risk and pricing risk (i.e., swaps may be difficult to value). Swaps may also be considered illiquid. Certain swap transactions, including certain classes of interest rate swaps and index credit default swaps, may be subject to mandatory clearing and exchange trading, although the swaps in which the Company will invest are not currently subject to mandatory clearing and exchange trading. The use of swaps is a highly specialized activity which involves investment techniques, risk analyses and tax planning different from those associated with ordinary portfolio securities transactions. The value of swaps, like many other derivatives, may move in unexpected ways and may result in losses for the Company.

Note 9 — Affiliated Investments
Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of September 30, 2024:

Affiliated investments	Shares at December 31, 2023	Fair value as of December 31, 2023	Transfers in (at cost)	Purchases		Sales		Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of September 30, 2024	Shares at September 30, 2024	Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,409	$805,987	$—	$—		$—		$—	$224,263	$1,030,250	23,409	$32,474

NexPoint Capital REIT, LLC	737	7,014,774	—	467,275	(1)	(319,053	) (2)	—	583,582	7,746,578	789	—

NexPoint Capital REIT, LLC (Senior Loans)	463,314	463,314	—	—		(463,314	) (3)	—	—	—	—	—

NexPoint Real Estate Finance, Inc.	131,670	2,073,797	—	—		—		—	(15,801)	2,057,996	131,670	197,501

SFR WLIF III, LLC	371,112	338,973	—	—		—		—	(12,098)	326,875	371,112	36,614

Total affiliated investments	990,242	$10,696,845	$—	$467,275		$(782,367)		$—	$779,946	$11,161,699	526,980	$266,589

(1)	Represents an in-kind transfer to the subreit
(2)	Represents a non-cash distribution from the subreit reflected as a return of capital.
(3)	Reflects a full paydown at cost, resulting in no realized gain or loss.

Note 10 — Consolidated Financial Highlights
Selected data for a share outstanding throughout the nine months ended September 30, 2024, and September 30, 2023 is as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024 (Unaudited)	September 30, 2023 (Unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$5.35	$5.55
Income from investment operations:
Net investment income (loss) (1)	(0.01)	0.16
Net realized and unrealized gain (loss)	0.37	(0.20)

Total from investment operations	0.36	(0.04)

Less distribution declared to common shareholders:
From net investment income	(0.27)	(0.27)

Total distributions declared to common shareholders	(0.27)	(0.27)

Capital share transaction
Issuance of common stock (2)	—	—
Shares tendered (1)	—	—
Net asset value, end of period	$5.44	$5.24
Net asset value total return (3)(4)	6.93%	(0.68)%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$48,044	$49,048
Shares outstanding, end of period	8,823,671	9,356,005
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses (5)	4.20%	3.93%
Fees and expenses waived or reimbursed (5)	(0.90)%	(0.73)%
Net operating expenses (5)	3.30%	3.20%
Net investment income (loss) before fees waived or reimbursed (5)	(1.12)%	3.32%
Net investment income (loss) after fees waived or reimbursed (5)	(0.22)%	4.05%
Portfolio turnover rate (4)	18%	5%
Asset coverage ratio	—%	—%
Weighted average commission rate paid (6)	$—	$—

(1)	Per share data was calculated using weighted average shares outstanding during the period.
(2)
The continuous issuance of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of corporate bond net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period. The Company’s continuous public offering ended on February 14, 2018.

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

Public Offering

As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 26.9% of the Company’s then issued and outstanding common stock, in aggregate. As of September 30, 2024, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.9 million, representing 28.9% of the Company’s currently issued and outstanding common stock, in aggregate. In February 2018, we closed our continuous public offering of shares of common stock.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of September 30, 2024, is $1,221,086. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2024 quarterly fee waivers and expense reimbursements due from the Adviser as of September 30, 2024, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
September 30, 2024	$700,195	$372,241	$327,954	$79,981	September 30, 2027
June 30, 2024	468,715	220,742	247,973	128,092	June 30, 2027
March 31, 2024	232,187	112,306	119,881	119,881	March 31, 2027

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2021	$892,640	$597,379	$295,261	$94,762	December 31, 2024
September 30, 2021	664,052	463,553	200,499	—	Expired
June 30, 2021	436,866	304,501	132,365	—	Expired
March 31, 2021	220,126	156,680	63,446	—	Expired

During the three and nine months ended September 30, 2024, $68,134 and $200,499 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and nine months ended September 30, 2024 and September 30, 2023:

During the nine months ended September 30, 2024, we made long investments in portfolio companies and other investments totaling $5,085,635. During the same period, we generated proceeds from sales and principal repayments on long investments of $8,624,346. As of September 30, 2024, our investment portfolio, with a total fair value of $49.4 million, consisted of 29 interests in portfolio companies (calculated as a percentage of total invested assets: 21.7% in first lien senior secured loans, 0.9% in second lien senior secured loans, 3.3% in corporate bonds, 26.2% in common stock, 24.7% in preferred stock, and 23.2% in LLC interests). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 90.63 on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 2.20% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2024, and September 30, 2023:

Net Investment Activity	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Purchases	$3,089,385	$5,085,635
Payment-in-kind	87,292	148,803
Sales and Principal Repayments	(2,084,505)	(8,624,346)

Net Portfolio Activity	$1,092,172	$(3,389,908)

Net Investment Activity	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Purchases	$2,582,498	$3,045,812
Payment-in-kind	25,403	95,492
Sales and Principal Repayments	(3,248,788)	(6,617,808)

Net Portfolio Activity	$(640,887)	$(3,476,504)

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,684,375	54.5%	$1,684,375	33.1%
Senior Secured Loans—Second Lien	—	—	—	—
Corporate Bonds	1,404,625	45.5%	3,400,875	66.9%
Preferred Stocks	—	—	—	—
LLC Interests	385	0.0%	385	0.0%
Warrants	—	—	—	—
Common Stocks	—	—	—	—

Total Investment Activity	$3,089,385	100.0%	$5,085,635	100.0%

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$2,000,000	77.4%	$2,463,314	80.9%
Senior Secured Loans—Second Lien	—	—	—	—
Corporate Bonds	—	—	—	—
Preferred Stocks	—	—	—	—
LLC Interests	—	—	—	—
Warrants	—	—	—	—
Common Stocks	582,498	22.6%	582,498	19.1%

Total Investment Activity	$2,582,498	100.0%	$3,045,812	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2024, and December 31, 2023:

September 30, 2024
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$8,549,512	$10,726,735	21.7%
Senior Secured Loans — Second Lien	294,459	466,018	0.9%
LLC Interests	11,171,432	11,438,513	23.2%
Corporate Bonds	2,302,395	1,646,208	3.3%
Common Stocks	8,839,818	12,927,448	26.2%
Preferred Stock	11,552,462	12,223,971	24.7%

Total Invested Assets	$42,710,078	$49,428,893	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2023
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$10,580,813	$10,130,961	20.5%
Senior Secured Loans — Second Lien	1,500,056	127,556	0.3%
Asset-Backed Securities	218,665	84	0.0%
LLC Interests	10,734,196	10,370,499	21.0%
Corporate Bonds	1,380,892	727,523	1.5%
Common Stocks	9,924,122	15,961,319	32.3%
Preferred Stock	11,829,987	11,822,375	23.9%
Warrants	74,284	272,969	0.6%

Total Invested Assets	$45,998,823	$49,413,286	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Number of Investments	29	35
% Variable Rate (based on fair value)	1%	76%
% Non-Income Producing Equity or Other Investments (based on fair value)	25%	28%
Weighted Average Cost Price of Investments (as a % of par or stated value)	91.57%	98.09%
Weighted Average Credit Rating of Investments that were Rated	Ca	Ca
% of Fixed Income Investments on Non-Accrual (based on fair value)	7.1%	6.4%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2024, and December 31, 2023:

	September 30, 2024		December 31, 2023
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$5,736,799	11.6%	$5,934,810	12.0%
Broadly Syndicated – Public	222,900	0.5%	245,327	0.5%
Middle-Market	36,396,709	73.6%	40,427,162	81.9%
Opportunistic/Other	7,072,485	14.3%	2,805,987	5.7%

Total Invested Assets	$49,428,893	100.0%	$49,413,286	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2024, and December 31, 2023:

	September 30, 2024		December 31, 2023
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Bioplastics	$4,111,611	8.3%	$2,000,000	4.0%
Chemicals	42,500	0.1%	42,500	0.1%
Consumer Discretionary	—	—	488,665	1.0%
Consumer Products	5,066,935	10.3%	3,016,752	6.1%
Energy	501,997	1.0%	2,504,104	5.1%
Financials	4,550,000	9.2%	4,722,584	9.6%
Healthcare	15,271,990	30.9%	17,228,699	34.9%
Media/Telecommunications	222,900	0.4%	245,327	0.5%
Real Estate Investment Trusts (REITs)	1,030,250	2.1%	805,987	1.6%
Real Estate	11,465,284	23.2%	12,423,858	25.1%
Retail	1,428,627	2.9%	—	—
Telecommunication Services	5,736,799	11.6%	5,934,810	12.0%

Total Invested Assets	$49,428,893	100.0%	$49,413,286	100.0%

As of September 30, 2024, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, Inc., NexPoint Capital, REIT, LLC, SFR WLIF III, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of September 30, 2024, and December 31, 2023, 45.2% and 40.75% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Sapience Therapeutics, Inc.: As of September 30, 2024, and December 31, 2023, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.9 million and $8.1 million, respectively. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.

CCS Medical, Inc.: As of September 30, 2024, and December 31, 2023, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million and $3.0 million, respectively. CCS Medical, Inc. provides direct-to-home delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.

Apnimed, Inc.: As of September 30, 2024, and December 31, 2023, we held preferred shares of Apnimed Inc, with an aggregate fair value of $2.3 million and $2.3 million, respectively. Apnimed, Inc. is a clinical-stage pharmaceutical company focused on developing oral pharmacologic therapies for the treatment of obstructive sleep apnea (OSA) and related disorders. Apnimed’ s lead development program targets the neurologic control of upper airway muscles to maintain an open airway during sleep.

Carestream Health, Inc.: As of September 30, 2024, and December 31, 2023, we held first lien senior secured loans of Carestream Health, Inc. with an aggregate fair value of $0.6 million and $0.5 million, respectively. Carestream Health, Inc. develops and deploys medical imaging technologies for healthcare providers, and own over 1,000 patents in digital imaging, film, and imaging chemistry.

Sound Inpatient Physicians, Inc.: As of September 30, 2024, we held tranche C senior secured loans of Sound Inpatient Physicians Inc. with an aggregate fair value of $0.5 million. As of December 31, 2023, we held second lien senior secured loans of Sound Inpatient Physicians, Inc. with an aggregate fair value of $0.1 million. Sound Inpatient Physicians, Inc. offers emergency, hospital medicine, critical care programs, and advisory services and services over 400 hospitals, 4,000 clinicians across over 45 states across the United States.

Results of Operations for the three and nine months ended September 30, 2024 and September 30, 2023

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

Expenses

For the three and nine months ended September 30, 2024, we had total net operating expenses before taxes of $424,605 or $0.04 per share and $1,199,105 or $0.13 per share, respectively. For the three and nine months ended September 30, 2023, we had total net operating expenses of $377,145 or $0.04 per share and $1,234,826 or $0.13 per share, respectively. Base management fees attributed to the Adviser were $224,438 and $680,555 for the three and nine months ended September 30, 2024. Base management fees attributed to the Adviser were $207,269 and $705,652 for the three and nine months ended September 30, 2023. Our expenses include administrative services expenses attributed to the Adviser of $47,386 and $138,609 for the three and nine months ended September 30, 2024. Administrative services expenses attributed to the Adviser of $47,312 and $146,989 for the three and nine months ended September 30, 2023.

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

Our other expenses subject to the Expense Limitation Agreement for three and nine months ended September 30, 2024 were $231,480 and $700,195, respectively, and consisted of the following:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Audit and tax fees	$46,403	$138,025
Legal fees	15,083	47,875
Custodian and accounting service fees	77,858	232,704
Reports to stockholders	56,038	126,141
Stock transfer fee	15,774	98,865
Directors’ fees	5,184	14,808
Other expenses	15,140	41,777

Total	$231,480	$700,195

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Our other expenses subject to the Expense Limitation Agreement for three and nine months ended September 30, 2023 were $210,859 and $630,925, respectively, and consisted of the following:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Audit and tax fees	$41,176	$123,032
Legal fees	9,631	28,527
Custodian and accounting service fees	77,265	231,112
Reports to stockholders	25,591	63,323
Stock transfer fee	41,561	124,138
Directors’ fees	(1,471)	9,231
Other expenses	17,106	51,562

Total	$210,859	$630,925

Net Investment Income (Loss)

We earned net investment income (loss) before taxes of $(5,997) or $(0.00) per share, and $215,433 or $0.02 per share, for the three and nine months ended September 30, 2024, respectively. We earned net investment income of $681,628 or $0.07 per share, and $1,557,215 or $0.16 per share, for the three and nine months ended September 30, 2023, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $2,084,505 and $8,624,346 during the three and nine months ended September 30, 2024, respectively, from which we realized a net gains/(losses) of $26,850 and $52,949, respectively. We had sales or principal repayments of $3,248,788 and $6,617,808 during the three and nine months ended September 30, 2023, respectively, from which we realized a net gains/(losses) of $(242,193) and $(4,015,983), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended September 30, 2024, and September 30, 2023, the net change in unrealized appreciation (depreciation) on investments totaled $3,114,574 or $0.35 per share, and $265,026 or $0.03 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2024, was primarily driven by the performance of PlantSwitch, Inc. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2023, was primarily driven by the performance of Envision Healthcare Term Loan. For the nine months ended September 30, 2024, and September 30, 2023, the net change in unrealized appreciation (depreciation) on investments totaled $3,304,352 or $0.36 per share, and $2,070,475 or $0.21 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2024, was primarily driven by the performance of PlantSwitch, Inc. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2023, was primarily driven by the performance of NexPoint Real Estate Finance, Inc.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three and nine months ended September 30, 2024, and September 30, 2023. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of September 30, 2024, would have been lower. These payments are shown in the Consolidated Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2024, and September 30, 2023, the net increase/(decrease) in net assets resulting from operations was $3,028,267 or $0.34 per share, and $704,461 or $0.07 per share, respectively.

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
Income	$418,608	$1,058,773
Net expenses after taxes	(531,765)	(377,145)
Net realized gain/(loss)	26,850	(242,193)
Net unrealized appreciation (depreciation)	3,114,574	265,026
Net increase from amounts committed by affiliates	—	—

Total	$3,028,267	$704,461

For the nine months ended September 30, 2024, and September 30, 2023, the net increase/(decrease) in net assets resulting from operations was $3,278,659 or $0.36 per share, and $(388,293) or $(0.04) per share, respectively.

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Income	$1,414,538	$2,792,041
Net expenses after taxes	(1,493,180)	(1,234,826)
Net realized gain/(loss)	52,949	(4,015,983)
Net unrealized appreciation (depreciation)	3,302,352	2,070,475
Net increase from amounts committed by affiliates	—	—

Total	$3,278,659	$(388,293)

Other Income and Expense

Income tax expense (benefit). The Company has recorded a current income tax (benefit) expense of $0.1 million and $0.3 million associated with the HoldCos for the three and nine months ended September 30, 2024, compared to $0 and $0 million for the three and nine months ended September 30, 2023, that is recorded on the Consolidated Statements of Operations.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2024, and September 30, 2023, we had cash and cash equivalents of $1,521,401 and $2,350,754, respectively. As of September 30, 2024, and September 30, 2023, $1,279,887 and $2,097,864 was held in the State Street U.S. Government Money Market Fund, and $241,514 and $252,890 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023 On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 26.9%

of the Company’s then issued and outstanding common stock, in aggregate. As of September 30, 2024, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.9 million, representing 28.9% of the Company’s currently issued and outstanding common stock, in aggregate.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the three months ended September 30, 2024, and September 30, 2023, respectively, and were offset against capital in excess of par value on the consolidated financial statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024 and September 30, 2023, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the nine months ended September 30, 2024 and September 30, 2023, the Company incurred $0 and $0 of incentive fees on capital gains, respectively Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of September 30, 2024.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and nine months ended September 30, 2024 and September 30, 2023 the Company did not make distributions in excess of net investment income.

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

For the nine months ended September 30, 2024, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2) (3)
9/30/2024	$0.090	$794,130	$—
6/30/2024	0.090	802,979	261,224
3/31/2024	0.090	818,563	270,049
1/24/2024(2)	—	—	272,100

Total	$0.270	$2,415,672	$803,373

[1]	For the current period, there were no dividends classified as return of capital.
[2]	The December 2023 Dividend was reinvested in January 2024, see total December 2023 Dividend in table below.

For the year ended December 31, 2023, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2) (3)
12/31/2023(3)	$0.090	$837,847	$—
9/30/2023	0.090	842,040	277,313
6/30/2023	0.090	847,993	275,845
3/31/2023	0.090	859,401	280,881
1/24/2023(2)	—	—	293,686

Total	$0.360	$3,387,281	$1,127,725

[1]	Of the total dividends shown, $1,757,477 was classified as a return of capital.
[2]	The December 2022 Dividend was reinvested in January 2023, see total December 2022 Dividend in table below.
[3]	The December 2023 Dividend was reinvested in January 2024.

For the year ended December 31, 2022, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested
12/31/2022(3)	$0.090	$870,980	$—
9/30/2022	0.090	874,461	303,070
6/30/2022	0.090	887,710	298,766
3/31/2022	0.090	892,680	301,212
1/2/2022(2)	—	—	306,152

Total	$0.360	$3,525,831	$1,209,200

[1]	Of the total dividends shown, $1,999,373 was classified as a return of capital.
[2]	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.
[3]	The December 2022 Dividend was reinvested in January 2023.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•

Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 26.9% of the Company’s then issued and outstanding common stock, in aggregate. As of September 30, 2024, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.9 million, representing 28.9% of the Company’s currently issued and outstanding common stock, in aggregate.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of September 30, 2024, would have been lower. These payments are not recoupable by the Adviser.

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

As of September 30, 2024, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	3,540,000
IQHQ, Inc.	Common Stocks	1,333,835
MidWave Wireless, Inc. (fka Terrestar Corp.)	Common Stocks	4,415,551
NexPoint Capital REIT, LLC	LLC Interests	7,746,578
SFR WLIF III, LLC	LLC Interests	326,875
US GAMING LLC	LLC Interests	3,365,060
Apnimed, Inc.	Preferred Stocks	1,679,566
Apnimed, Inc.	Preferred Stocks	623,611
Sapience Therapeutics, Inc.	Preferred Stocks	4,921,906
Sapience Therapeutics, Inc.	Preferred Stocks	3,988,888
CCS Medical, Inc.	Senior Secured Loans	3,000,000
PlantSwitch, Inc.	Senior Secured Loans	4,111,611
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	1,002,084
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	237,236
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	42,384
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	39,544

As of December 31, 2023, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
Grayson Investor Corp.	Asset-Backed Securities	$84
American Banknote Corp.	Common Stocks	3,536,250
IQHQ, Inc.	Common Stocks	2,533,000
MidWave Wireless, Inc. (fka Terrestar Corp.)	Common Stocks	4,732,181
MPM Holdings, Inc.	Common Stocks	42,500
NexPoint Capital REIT, LLC	LLC Interests	7,014,774

Instrument	Type	Fair Value
SFR WLIF III, LLC	LLC Interests	338,973
US Gaming, LLC	LLC Interests	3,016,752
Apnimed, Inc.	Preferred Stocks	1,644,435
Apnimed, Inc.	Preferred Stocks	928,197
Sapience Therapeutics, Inc.	Preferred Stocks	4,452,382
Sapience Therapeutics, Inc.	Preferred Stocks	3,611,111
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	912,118
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	215,938
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	35,994
MidWave Wireless, Inc. (fka Terrestar Corp.)	Senior Secured Loans	38,579
NexPoint Capital REIT, LLC	Senior Secured Loans	463,314
PlantSwitch, Inc.	Senior Secured Loans	2,000,000

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and nine months ended September 30, 2024, and September 30, 2023, the Adviser did not incur or pay any organization costs on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three and nine months ended September 30, 2024, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three and nine months ended September 30, 2023, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three and nine months ended September 30, 2024, the Company capitalized $0 and $0, respectively, of offering costs. For the three and nine months ended September 30, 2023, the Company capitalized $0 and $0, respectively, of offering costs. As of September 30, 2024 and September 30, 2023, $0 and $0 remained on the Consolidated Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of September 30, 2024, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

The Company may hold certain portfolio company investments through consolidated taxable subsidiaries. The Company does not expect for the investments of its consolidated taxable subsidiaries to be subject to state income taxes. Accordingly, the Company’s provision for income taxes is reflective of only the U.S. federal statutory corporate tax rate of 21.0%. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of September 30, 2024, and 2023, the Company recorded deferred tax assets of $0 and $0, respectively, and recorded deferred tax liabilities of $294,075 and $0, respectively, that are presented net in the accompanying consolidated balance sheet, for certain of the Company’s taxable consolidated subsidiaries. The only component of the deferred tax asset and liabilities is net unrealized appreciation and depreciation on portfolio investments held within the taxable subsidiaries. Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did not record a valuation allowance related to its deferred tax assets as of September 30, 2024.

Recent Accounting Pronouncements

Please refer to Note 2 to the consolidated financial statements included herein for discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of September 30, 2024, 1% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating SOFR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Consolidated Statement of Assets and Liabilities as of September 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	15,954	—	15,954
Up 100 basis points	31,908	—	31,908
Up 200 basis points	63,816	—	63,816
Up 300 basis points	95,725	—	95,725

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

NEXPOINT CAPITAL, INC.

Date: November 14, 2024	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: November 14, 2024	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer