Form 10-K
period 2024-12-31
NexPoint Capital, Inc.
filed 2025-03-31
CIK 1588272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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

Emerging growth company Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and a ttesta
tion to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in February 14, 2018 and the final offering price was $10.75. Since the registrant closed its public offering it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $5.58 per share. As of December 31, 2024, the Registrant had 8,695,640 shares of common stock, $0.001 par value, outstanding.
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
Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 27.05% of the Company’s currently issued and outstanding common stock as of July 21, 2023. In aggregate, as of December 31, 2024, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $14.2 million.
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
Consolidation of Subsidiaries
The Company may make investments through wholly-owned subsidiaries (each a “Subsidiary” and together, the “Subsidiaries”). Such Subsidiaries will not be registered under the 1940 Act. However, the Company will wholly own and control any Subsidiaries. In addition, the Company does not intend to create or acquire primary control of any entity which primarily engages in investment activities in securities or other assets, other than entities wholly-owned or majority-owned by the Company.
As of December 31, 2024, there are three consolidated subsidiaries: the BDC Sapience Holdco, LLC; BDC US Gaming Holdco, LLC; and BDC AB Holdco, LLC (collectively, the “HoldCos”), formed under the laws of the State of Delaware on June 21, 2023, March 15, 2024 and March 15, 2024, respectively. The Consolidated Schedules of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financial Highlights of the Company include the accounts of the Subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation for the Company. As of December 31, 2024, total assets of the Company were $
46,576,001
of which $6,188,251 or approximately 13.30%, was held in BDC Sapience Holdco, LLC, $630,332 or approximately 1.35% was held in BDC AB Holdco, LLC, and $1,088,768 or approximately 2.34% was held in BDC US Gaming Holdco, LLC.

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
As of December 31, 2024, our investment portfolio, with a total fair value of $44.5 million, consisted of 26 positions in portfolio companies (calculated as a percentage of investments: 14.2% in first lien senior secured loans, 1.4% in third lien senior secured loans, 0.5% in corporate bonds, 37.7% in common stocks, 25.8% in preferred stocks and 20.4% in LLC interests). As of December 31, 2024, the debt investments in our portfolio carry a weighted average cost price of 90.29% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 2.45% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.
Recent Developments
On January 29, 2025, the Board of the Company declared a cash distribution of $0.09 per share of the Company’s common stock, par value $0.001 per share, payable on January 29, 2025, to the stockholders of record on December 31, 2024.
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
under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at
http://www.sec.gov
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
As of December 31, 2024, the Company did not utilize any leverage.
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
As of December 31, 2024, we have not entered into any reverse repurchase agreements.
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
Macroeconomic trends, including inflation, high interest rates or recession may adversely impact our business, financial condition and results of operations. Inflation in the United States had previously accelerated to historically high levels and may continue at an elevated level in the near-term. Inflation could have an adverse impact on general and administrative expenses, as these costs could increase at a rate higher than our rental revenue, interest income or other revenue.
In addition, actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. Wars have added, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. While the Company has taken steps to prepare for a potential downturn in the economy, should a recession occur there can be no guaranty that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments.
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
Each quarter, the fair value of each investment in our portfolio that is not publicly-traded is determined in good faith by the Adviser, as the Company’s valuation designee, pursuant to Board-approved policies and procedures. Any changes in fair value are recorded in our consolidated statements of operations as a net change in unrealized appreciation or depreciation.
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
Governance
The Board is provided regular reports by the Adviser on its processes for identifying and mitigating cybersecurity risks for the Company. The Board actively participates in discussions with management, including the Company’s Chief Compliance Officer and the Organization’s personnel responsible for cybersecurity, and among themselves regarding cybersecurity risks. The Organization’s cybersecurity program includes policies designed to detect and respond to cyber-attacks, monitoring third-party service providers’ cyber security policies, and descriptions of the infrastructure, processes and personnel that are devoted to identifying and addressing internal and external threats. The Organization has strategically integrated its cybersecurity program into its broader risk management framework to promote a company-wide culture of cybersecurity risk management and to protect information on a global basis. The Organization draws upon its team of information security and business resilience professionals that work closely with business and information technology colleagues to continuously evaluate and address cybersecurity risks.

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
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2024:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column
Common Stock	200,000,000	—	8,695,640
Preferred Stock	25,000,000	—	—
As of December 31, 2024, we had 1,253 record holders of our common stock.
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
Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 8, 2014	652,174	$9.20	0
March 31, 2016	3,232	8.55	3,232
December 31, 2016	4,169	9.24	4,169
March 31, 2017	58,893	9.59	58,893
June 30, 2017	23,441	9.59	23,441
September 30, 2017	37,284	9.36	37,284
December 31, 2017	10,820	9.52	10,820
March 31, 2018	73,736	9.89	73,736

June 30, 2018	142,605	$9.69	142,605
September 30, 2018	73,877	9.61	73,877
December 31, 2018	183,934	8.75	183,934
March 31, 2019	125,146	8.51	125,146
June 30, 2019	71,112	8.69	71,112
September 30, 2019	127,126	8.58	127,126
December 31, 2019	131,082	8.41	131,082
March 31, 2020	49,418	4.88	49,418
June 30, 2020	45,916	5.87	45,916
September 30, 2020	51,384	6.09	51,384
December 31, 2020	77,523	6.16	77,523
March 31, 2021	263,285	6.31	263,285
June 30, 2021	214,460	6.38	214,460
September 30, 2021	119,019	6.55	119,019
December 31, 2021	131,229	6.36	131,229
March 31, 2022	85,999	6.40	85,999
June 30, 2022	102,662	6.02	102,662
September 30, 2022	195,785	5.94	195,785
December 31, 2022	94,263	5.73	94,263
March 31, 2023	181,298	5.47	181,298
June 30, 2023	179,159	5.26	179,159
September 30, 2023	118,580	5.27	118,580
December 31, 2023	99,756	5.22	99,756
March 31, 2024	275,496	5.28	275,496
June 30, 2024	208,163	5.25	208,163
September 30, 2024	156,349	5.58	156,349
December 31, 2024	175,103	5.49	175,103
For the years ended December 31, 2024, 2023, 2022, 2021, 2020, and 2019, the Company did not repurchase any shares as part of its death and disability program. For the year ended December 31, 2018, the Company also repurchased 3,752 shares as part of its death and disability program. For the year ended December 31, 2016, the Company also repurchased 15,553 shares as part of its death and disability program. For the years ended December 31, 2017, 2015 and 2014, the Company did not repurchase any shares as part of its death and disability program.
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
On a quarterly basis, we will send information to all stockholders of record regarding distributions paid to our stockholders in such quarter.
Please see below for a table detailing the dividends paid for the year ended December 31, 2024:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2024 (3)	$0.090	$782,608	$—
9/30/2024	0.090	794,130	272,153
6/30/2024	0.090	802,979	270,100
3/31/2024	0.090	818,563	261,274
1/24/2024 (2)	—	—	258,421

Total	$0.360	$3,198,280	$1,061,948

1	Of the total dividends shown, $2,603,950 was classified as a return of capital.
2	The December 2023 Dividend was reinvested in January 2024, see total December 2023 Dividend in table below.
3	The December 2024 Dividend was reinvested in January 2025.
Please see below for a table detailing the dividends paid for the year ended December 31, 2023:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2023 (3)	$0.090	$837,847	$—
9/30/2023	0.090	842,040	277,313
6/30/2023	0.090	847,993	275,845
3/31/2023	0.090	859,401	280,881
1/24/2023 (2)	—	—	293,686

Total	$0.360	$3,387,281	$1,127,725

1	Of the total dividends shown, $1,757,477 was classified as a return of capital.
2	The December 2022 Dividend was reinvested in January 2023, see total December 2022 Dividend in table below.
3	The December 2023 Dividend was reinvested in January 2024.
Please see below for a table detailing the dividends paid for the year ended December 31, 2022:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2022 (3)	$0.090	$870,980	$—
9/30/2022	0.090	874,461	303,070
6/30/2022	0.090	887,710	298,766
3/31/2022	0.090	892,680	301,212
1/2/2022 (2)	—	—	306,152

Total	$0.360	$3,525,831	$1,209,200

1	Of the total dividends shown, $1,999,373 was classified as a return of capital.

2	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.
3	The December 2022 Dividend was reinvested in January 2023.
Please see below for a table detailing the dividends paid for the year ended December 31, 2021:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2021 (3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,405
1/2/2021 (2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.
3	The December 2021 Dividend was reinvested in January 2022.
Please see below for a table detailing the dividends paid for the year ended December 31, 2020:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2020 (3)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020 (2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
3	The December 2020 Dividend was reinvested in January 2021
Please see below for a table detailing the dividends paid for the year ended December 31, 2019:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	626,130	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019 (2)	—	—	456,444

Total	$0.720	$7,512,670	$4,823,663

1	For the current period, there were no dividends classified as a return of capital.

2	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.
3	The December 2019 Dividend was reinvested in January 2020.
Please see below for a table detailing the dividends paid for the year ended December 31, 2018:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested (2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2018 Dividend was reinvested in January 2019.
Please see below for a table detailing the dividends paid for the year ended December 31, 2017:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

1	For the current period, there were no dividends classified as a return of capital.

Please see below for a table detailing the dividends paid for the year ended December 31, 2016:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/28/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
11/2/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/30/2016	0.055	277,907	200,860
6/29/2016 (2)	0.055	255,731	190,535
6/1/2016 (3)	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,2503

1	For the current period, there were no dividends classified as a return of capital.
2	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
3	Beginning in May 2016, we began declaring dividends weekly.
Please see below for a table detailing the dividends paid for the year ended December 31, 2015:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/31/2015	$0.058	$155,396	$139,260
11/30/2015	0.058	147,122	137,008
10/30/2015	0.058	141,377	134,845
9/30/2015	0.058	134,498	130,315
8/31/2015	0.058	128,773	124,959
7/31/2015	0.058	125,195	122,496
6/30/2015	0.058	117,215	115,203
5/29/2015	0.058	114,540	112,647
4/30/2015	0.058	108,525	107,595
3/31/2015	0.058	104,842	104,543
2/27/2015	0.058	100,082	100,044
1/30/2015	0.050	69,054	69,022

Total	$0.688	$1,446,619	$1,397,937

1	Of the total dividends shown, $262,760 was classified as a return of capital.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations .
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
Overview
We were formed in Delaware on September 30, 2013, and formally commenced operations on September 2, 2014. We are an externally managed, closed-end,
non-diversified
management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC (Regulated Investment Company) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) with retroactive effect to the date we elected to be treated as a BDC. As a BDC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.
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
Public Offering
As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 27.05% of the Company’s currently issued and outstanding common stock as of July 21, 2023. In aggregate, as of December 31, 2024, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $14.2 million. In February 2018, we closed our continuous public offering of shares of common stock.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of December 31, 2024, are $1,274,344. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.
The following table reflects the 2024 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2024, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2024	$913,667	$437,693	$475,974	$148,020	December 31, 2027
September 30, 2024	700,195	372,241	327,954	79,981	September 30, 2027
June 30, 2024	468,715	220,742	247,973	128,092	June 30, 2027
March 31, 2024	232,187	112,306	119,881	119,881	March 31, 2027
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
During the year ended December 31, 2024, $295,261 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect beyond April 30, 2025, or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.
Portfolio Investment Activity for the years ended December 31, 2024, 2023 and 2022
During the year ended December 31, 2024, we made long investments in portfolio companies and other investments totaling $5,636,783. During the same period, we generated proceeds from sales and principal repayments on long investments of $12,347,585. As of December 31, 2024, our investment portfolio, with a total fair value of $44.5 million, consisted of 26 positions in portfolio companies (calculated as a percentage of investments: 14.2% in first lien senior secured loans, 1.4% in third lien senior secured loans, 0.5% in corporate bonds, 37.7% in common stocks, 25.8% in preferred stocks and 20.4% in LLC interests). As of December 31, 2024, the debt investments in our portfolio carry a weighted average cost price of 90.29% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 2.45% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.
During the year ended December 31, 2023, we made long investments in portfolio companies and other investments totaling $4,569,498. During the same period, we generated proceeds from sales and principal repayments on long investments of $8,576,616. As of December 31, 2023, our investment portfolio, with a total fair value of $49.4 million, consisted of 35 positions in portfolio companies (calculated as a percentage of investments: 20.5% in first lien senior secured loans, 0.3% in second lien senior secured loans, 0.5% in corporate bonds, 0.0% in asset-backed securities, 0.6% in warrants, 32.3% in common stock, 21.0% in preferred stocks and 21.0% in LLC interests). As of December 31, 2023, the debt investments in our portfolio carry a weighted average cost price of 98.09% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 2.58% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.
During the year ended December 31, 2022, we made long investments in portfolio companies and other investments totaling $9,519,074. During the same period, we generated proceeds from sales and principal repayments on long investments of $11,143,514. As of December 31, 2022, our investment portfolio, with a total fair value of $53.3 million, consisted of 39 positions in portfolio companies (calculated as a percentage of investments: 21.7% in first lien senior secured loans, 5.0% in second lien senior secured loans, 5.1% in corporate bonds, 0.0% in asset-backed securities, 0.3% in warrants, 36.6% in common stock, 22.5% in preferred stocks and 8.8% in LLC interests). As of December 31, 2022, the debt investments in our portfolio carry a weighted average cost price of 94.17% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 3.51% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.
Total Portfolio Activity
The following tables present selected information regarding our portfolio investment activity for the years ended December 31, 2024, 2023 and 2022:

Net Investment Activity	December 31, 2024	December 31, 2023	December 31, 2022
Purchases	$5,636,783	$4,569,498	$9,519,074
Proceeds from Securities Sold Short	—	—	—
Payment-in-kind	350,968	131,372	193,003
Purchases of Securities Sold Short	—	—	—
Sales and Principal Repayments	(12,347,585)	(8,576,616)	(11,143,514)

Net Portfolio Activity	$(6,359,834)	$(3,875,746)	$(1,431,437)

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$5,636,398	99.99%	$3,504,498	76.7%	$3,485,000	36.6%
Senior Secured Loans—Third Lien	—	0.0%	—	0.0%	—	0.0%
Corporate Bonds – Senior Unsecured	—	0.0%	482,500	10.6%	—	0.0%
Equities	—	0.0%	582,500	12.7%	34,088	0.4%
LLC Interests	—	0.0%	—	0.0%	—	0.0%
Mortgage-Backed-Securities	—	0.0%	—	0.0%	—	0.0%
Closed-End Mutual Funds	—	0.0%	—	0.0%	—	0.0%
Preferred Stocks	385	0.0%	—	63.0%	5,999,986	63.0%
Warrants	—	0.0%	—	0.0%	—	0.0%

Total Investments	$5,636,783	100.0%	$4,569,498	100.0%	$9,519,074	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2024 and December 31, 2023:

December 31, 2024
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$6,505,009	$6,343,225	14.25%
Senior Secured Loans — Third Lien	331,386	603,289	1.35%
LLC Interests	9,647,263	9,104,190	20.45%
Corporate Bonds	251,864	228,324	0.51%
Common Stocks	10,940,392	16,773,663	37.67%
Preferred Stock	11,552,847	11,474,436	25.77%

Total Invested Assets	$39,228,761	$44,527,127	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2023
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$10,580,813	$10,130,961	20.5%
Senior Secured Loans — Second Lien	1,500,056	127,556	0.3%
Asset-Backed Securities	218,665	84	0.0%
LLC Interests	10,734,196	10,370,499	21.0%
Corporate Bonds	1,380,892	727,523	1.5%
Common Stocks	9,924,122	15,961,319	32.3%
Preferred Stock	11,829,987	11,822,375	23.9%
Warrants	74,284	272,969	0.6%

Total Invested Assets	$45,998,823	$49,413,286	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2024, and December 31, 2023:

	December 31, 2024	December 31, 2023
Number of Investments	26	35
% Variable Rate (based on fair value)	2%	76%
% Non-Income Producing Equity or Other Investments (based on fair value)	31%	28%
Weighted Average Cost Price of Investments (as a % of par or stated value)	138.10%	98.09%
Weighted Average Credit Rating of Investments that were Rated	C	Ca
% of Fixed Income Investments on Non-Accrual (based on fair value)	7.2%	6.4%
Portfolio Composition by Strategy and Industry
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2024, and December 31, 2023:

	December 31, 2024		December 31, 2023
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$7,528,838	16.9%	$5,934,810	12.0%
Broadly Syndicated – Public	228,324	0.5%	245,327	0.5%
Middle-Market	31,014,995	69.7%	40,427,162	81.9%
Opportunistic/Other	5,754,970	12.9%	2,805,987	5.7%

Total Invested Assets	$44,527,127	100.0%	$49,413,286	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2024, and December 31, 2023:

	December 31, 2024		December 31, 2023
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Bioplastics	$4,306,671	9.6%	$2,000,000	4.0%
Chemicals	42,500	0.1%	42,500	0.1%
Consumer Discretionary	—	0.0%	488,665	1.0%
Consumer Products	3,594,920	8.1%	3,016,752	6.1%

Energy	470,954	1.1%	2,504,104	5.1%
Financials	2,352,500	5.3%	4,722,584	9.6%
Healthcare	15,606,555	35.0%	17,228,699	34.9%
Media/Telecommunications	228,324	0.5%	245,327	0.5%
Real Estate Investment Trusts (REITs)	977,345	2.2%	805,987	1.6%
Real Estate	9,418,519	21.2%	12,423,858	25.1%
Telecommunication Services	7,528,839	16.9%	5,934,810	12.0%

Total Invested Assets	$44,527,127	100.0%	$49,413,286	100.0%

As of December 31, 2024, the Company was an “affiliated person,” as defined in the 1940 Act, of the following portfolio companies: NexPoint Real Estate Finance, Inc., NexPoint Capital REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.
Summary Description of Portfolio Companies/Investments
As of December 31, 2024, and December 31, 2023, 45.55% and 40.75% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:
Healthcare Investments
Sapience Therapeutics, Inc.:
As of December 31, 2024, and December 31, 2023, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.4 million and $8.1 million, respectively. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.
CCS Medical, Inc.:
As of December 31, 2024, and December 31, 2023, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million and $3.0 million, respectively. CCS Medical, Inc. provides direct-to-home
delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.
Apnimed
, Inc.: As of December 31, 2024, and December 31, 2023, we held preferred shares of Apnimed Inc, with an aggregate fair value of $2.3 million and $2.6 million, respectively. Apnimed, Inc. is a clinical-stage pharmaceutical company focused on developing oral pharmacologic therapies for the treatment of obstructive sleep apnea (OSA) and related disorders. Apnimed’ s lead development program targets the neurologic control of upper airway muscles to maintain an open airway during sleep.
Carestream Health, Inc.:
As of December 31, 2024, and December 31, 2023, we held first lien senior secured loans of Carestream Health, Inc. with an aggregate fair value of $1.3 million and $0.5 million, respectively. Carestream Health, Inc. develops and deploys medical imaging technologies for healthcare providers, and own over 1,000 patents in digital imaging, film, and imaging chemistry.
Sound Inpatient Physicians, Inc.:
As of December 31, 2024, we held tranche C senior secured loans of Sound Inpatient Physicians Inc. with an aggregate fair value of $0.6 million. As of December 31, 2023, we held second lien senior secured loans of Sound Inpatient Physicians, Inc. with an aggregate fair value of $0.1 million. Sound Inpatient Physicians, Inc. offers emergency, hospital medicine, critical care programs, and advisory services to over 400 hospitals, 4,000 clinicians across more than 45 states throughout the United States.

Results of Operations for the years ended December 31, 2024, 2023, and 2022
Revenues
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
Expenses
For the years ended December 31, 2024, 2023, and 2022, respectively, we had total net operating expenses of $1,579,823 or $0.17 per share, $1,678,309 or $0.17 per share, $1,902,995 or $0.19 per share. Our operating expenses include base management fees attributed to the Adviser of $945,241, $942,612, and $1,096,487 for the year ended December 31, 2024, 2023, and 2022. Of these amounts, $0, $0, and $0 were voluntarily waived. Our expenses also include administrative services expenses attributed to the Adviser of $186,249, $194,764, and $226,948 for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Our other expenses subject to the Expense Limitation Agreement for years ended December 31, 2024, 2023, and 2022 were $913,667, $902,219, and $913,273, and consisted of the following:
In addition, cumulatively from inception through June 10, 2016, the Adviser voluntarily waived $930,143 and $186,042 of advisory fees and administration fees, respectively, all of which are not recoupable.

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Audit and tax fees	$197,000	$166,039	$167,864
Legal fees	62,959	43,949	53,658
Custodian and accounting service fees	310,494	311,664	311,050
Reports to stockholders	182,450	134,324	82,721
Stock transfer fee	98,865	167,547	209,866
Directors’ fees	19,733	15,194	18,170
Other expenses	42,166	63,502	69,944

Total	$913,667	$902,219	$913,273

Please refer to the Expense Limitation section above for further details on expense reimbursements.
Net Investment Income
We earned net investment income of $607,948 or $0.07, $1,666,934 or $0.17 per share, $1,789,618 or $0.18 per share per share for the years ended December 31, 2024, 2023, and 2022, respectively.
Net Realized Gains or Losses
We had sales or principal repayments of $12,347,585, $8,576,616, and $11,143,514, during the years ended December 31, 2024, 2023, and 2022, respectively, from which we realized net gains (losses) of $(494,867), $(4,345,706), and $329,081, respectively.
Net Change in Unrealized Appreciation (Depreciation) on Investments
For the years ended December 31, 2024, 2023, and 2022, the net change in unrealized appreciation (depreciation) on investments totaled $1,883,903 or $0.22 per share, $4,132,719 or $0.43 per share, and $(6,183,873) or $(0.63) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2024, was primarily driven by the performance of MidWave Wireless, Inc. Common Stock, PlantSwitch, Inc. Common Stock, American Banknote Corp. Common Stock, and the US Gaming LLC Interests. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2023, was primarily driven by the performance of America Banknote Corporation Common Stock, Apnimed, Inc. Preferred Stock and the Sound Inpatient Term Loan. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2022, was primarily driven by the performance of America Banknote Corporation Common Stock, NexPoint Real Estate Finance, Inc. Common Stock and the Enterprise Merger Sub Term Loan.
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

Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2024, 2023 and 2022, the net increase/(decrease) in net assets resulting from operations was $1,996,984 or $0.22 per share, $1,453,947 or $0.17 per share, and $(4,065,174) or $(0.41) per share, respectively.

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Income	$2,235,486	$3,332,223	$3,692,613
Expenses	(1,579,823)	(1,678,309)	(1,902,995)
Income Tax Expense (Benefit)	(47,715)	13,020	—
Net Realized Gain/(Loss)	(494,867)	(4,345,706)	329,081
Net Unrealized Appreciation (Depreciation)	1,883,903	4,132,719	(6,183,873)
Net increase from amounts committed by affiliates	—	—	—

Total	$1,996,984	$1,453,947	$(4,065,174)

Financial Condition, Liquidity and Capital Resources
As of December 31, 2024, and December 31, 2023, we had cash and cash equivalents of $1,671,503 and $1,401,744, respectively. As of December 31, 2024, and December 31, 2023, $1,434,726 and $1,160,707 was held in the State Street U.S. Government Money Market Fund, and $236,777 and $241,037 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.
Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 26.9% of the Company’s then issued and outstanding common stock as of July 21, 2023. In aggregate, as of December 31, 2024, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $14.2 million.
The sales commissions and dealer manager fees related to the sale of our common stock were $0, $0, and $0, for the years ended December 31, 2024, 2023, and 2022 and were offset against capital in excess of par value on the financial statements.
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

Contractual Obligations and
Off-Balance
Sheet Arrangements
We may become a party to financial instruments with
off-balance
sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024 and December 31, 2023, we had no outstanding commitments to fund investments.
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
The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the years ended December 31, 2024 and December 31, 2023, the Company incurred $0 and $0 of incentive fees on capital gains, respectively Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of December 31, 2024.
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
To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the years ended December 31, 2022 and 2021, the Company did not distribute in excess of net investment income. For the years ended December 31, 2024 and 2023 the Company made $2,603,950 and $1,757,477, respectively, of distributions in excess of net investment income.
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

For the year ended December 31, 2024, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2024 (3)	$0.090	$782,608	$—
9/30/2024	0.090	794,130	272,153
6/30/2024	0.090	802,979	270,100
3/31/2024	0.090	818,563	261,274
1/24/2024 (2)	—	—	258,421

Total	$0.360	$3,198,280	$1,061,948

1	Of the total dividends shown, $2,603,950 was classified as a return of capital.
2	The December 2023 Dividend was reinvested in January 2024, see total December 2023 Dividend in table below.
3	The December 2024 Dividend was reinvested in January 2025.
For the year ended December 31, 2023, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2023 (3)	$0.090	$837,847	$—
9/30/2023	0.090	842,040	277,313
6/30/2023	0.090	847,993	275,845
3/31/2023	0.090	859,401	280,881
1/24/2023 (2)	—	—	293,686

Total	$0.360	$3,387,281	$1,127,725

1	Of the total dividends shown, $1,757,477 was classified as a return of capital.
2	The December 2022 Dividend was reinvested in January 2023, see total December 2022 Dividend in table below.
3	The December 2023 Dividend was reinvested in January 2024.
For the year ended December 31, 2022, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2022 (3)	$0.090	$870,980	$—
9/30/2022	0.090	874,461	303,070
6/30/2022	0.090	887,710	298,766
3/31/2022	0.090	892,680	301,212
1/2/2022 (2)	—	—	306,152

Total	$0.360	$3,525,831	$1,209,200

1	Of the total dividends shown, $1,999,373 was classified as a return of capital.
2	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.
3	The December 2022 Dividend was reinvested in January 2023.
For the year ended December 31, 2021, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2021 (3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,405
1/2/2021 (2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.
3	The December 2021 Dividend was reinvested in January 2022.

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•
Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 26.9% of the Company’s then issued and outstanding common stock, in aggregate. As of December 31, 2024, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $14.2 million, representing 29.31% of the Company’s currently issued and outstanding common stock, in aggregate.

•
Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of December 31, 2024, would have been lower. These payments are not recoupable by the Adviser.

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
As of December 31, 2024, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	1,627,500
MidWave Wireless, Inc.	Common Stocks	6,169,084
PlantSwitch, Inc.	Common Stock	4,306,671
NexPoint Capital REIT, LLC	LLC Interests	6,283,910
US Gaming, LLC	LLC Interests	2,865,280
777 Partners, LLC	Preferred Stocks	225,000
Apnimed, Inc.	Preferred Stocks	1,678,215
Apnimed, Inc.	Preferred Stocks	624,553
Sapience Therapeutics, Inc.	Preferred Stocks	4,646,668
Sapience Therapeutics, Inc.	Preferred Stocks	3,800,000

Instrument	Type	Fair Value
United Fidelity Bank FSB	Preferred Stocks	500,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc.	Senior Secured Loans	1,031,371
MidWave Wireless, Inc.	Senior Secured Loans	244,089
MidWave Wireless, Inc.	Senior Secured Loans	43,608
MidWave Wireless, Inc.	Senior Secured Loans	40,687
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
Organization Costs
Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the year ended December 31, 2024, 2023, and 2022, the Adviser did not incur any organization costs on our behalf.
Offering Costs
Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the years ended December 31, 2024, 2023 and 2022, the Adviser incurred offering costs of $0, $0, and $0, respectively, on our behalf. For the years ended December 31, 2024, 2023 and 2022, the Company capitalized $0, $0, and $0, respectively, of offering costs. Of the capitalized offering costs, $0, $0, and $0 were amortized to expense during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, and December 31, 2023, $0 and $0 remained on the Consolidated Statements of Assets and Liabilities, respectively.
Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2024, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

The Company may hold certain portfolio company investments through consolidated taxable subsidiaries. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of December 31, 2024, and 2023, the Company recorded deferred tax assets of $33,582 and $13,020, respectively, in the accompanying consolidated balance sheet, for certain of the Company’s taxable consolidated subsidiaries. As of December 31, 2024, the Company recorded a net deferred tax liability of $34,695.
Recent Accounting Pronouncements
Please refer to Note 2 to the consolidated financial statements included herein for discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, most significantly changes in interest rates. As of December 31, 2024, 76% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating SOFR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.
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
pre-incentive
fee net investment income.
Assuming that the Consolidated Statements of Assets and Liabilities as of December 31, 2024, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	16,054	—	16,054
Up 100 basis points	32,108	—	32,108
Up 200 basis points	64,215	—	64,215
Up 300 basis points	96,323	—	96,323
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

Item 8.	Financial Statements and Supplementary Data
NexPoint Capital, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023
Assets
Unaffiliated investments, at fair value (cost of $28,672,769 and $33,564,802, respectively)	$35,244,976	$38,716,441
Affiliated investments, at fair value (cost of $10,555,992 and $12,434,021, respectively) (1)	9,282,151	10,696,845
Cash and cash equivalents	1,671,503	1,401,744
Receivable for investments sold	—	8,953
Dividends and interest receivable	171,456	299,110
Receivable from Adviser (2)	149,659	137,648
Prepaid expenses	537	5,273
Deferred tax asset (3)	33,582	13,020
Other receivables	22,137	—

Total assets	46,576,001	51,279,034

Liabilities
Payable for fund shares repurchased	922	53,304
Payable to Adviser (2)	312,204	284,896
Accrued expenses and other liabilities	135,720	293,462
Distributions payable	782,608	837,846
Deferred tax liability (3)	68,277	—

Total liabilities	1,299,731	1,469,508

Commitments and contingencies (4)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 8,695,640 and 9,309,405 shares issued and outstanding, respectively)	8,696	9,309
Paid-in capital in excess of par	77,183,987	83,221,067
Distributable earnings (accumulated loss)	(31,916,413)	(33,420,850)

Total net assets	$45,276,270	$49,809,526

Net asset value per share of common stock	$5.21	$5.35

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of the deferred tax asset/liability.
(4)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).
See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2024	2023	2022
Investment income:
Interest	$1,060,346	$1,918,030	$2,178,971
Interest paid-in-kind	350,724	131,372	193,003
Dividend income from unaffiliated investments	75,000	444,982	645,582
Dividend income from affiliated investments (1)	741,489	837,839	675,057
Other income	7,927	—	—

Total investment income	2,235,486	3,332,223	3,692,613
Expenses:
Investment advisory fees (2)	945,241	942,612	1,096,487
Custodian and accounting service fees	310,494	311,664	311,050
Administration fees (2)	186,249	194,764	226,948
Stock transfer fee	98,865	167,547	209,866
Audit and tax fees	197,000	166,039	167,864
Reports to stockholders	182,450	134,324	82,721
Other expenses	52,806	122,992	113,825
Legal fees	62,959	43,949	53,658
Directors’ fees (2)	19,733	15,194	18,170

Total expenses	2,055,797	2,099,085	2,280,589
Expenses (waived) or recouped by the Adviser (2)	(475,974)	(420,776)	(377,594)

Net expenses	1,579,823	1,678,309	1,902,995

Net investment income before income taxes	655,661	1,653,914	1,789,618
Income tax expense (benefit) (3)	47,715	(13,020)	—

Net investment income	607,948	1,666,934	1,789,618

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	(605,491)	(4,414,415)	66,517
Affiliated investments (1)	110,624	68,709	262,564
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	1,420,568	3,818,004	(3,747,521)
Affiliated investments (1)	463,335	314,715	(2,436,352)

Net realized and unrealized gains (losses)	1,389,036	(212,987)	(5,854,792)

Net increase (decrease) in net assets resulting from operations	1,996,984	1,453,947	(4,065,174)

Per share information - basic and diluted per common share
Net investment income:	$0.07	$0.17	$0.18
Earnings (loss) per share:	$0.22	$0.15	$(0.41)
Weighted average shares outstanding:	9,060,476	9,533,072	9,893,732

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of income tax expense.
See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2023	9,309,405	$9,309	$83,221,067	$(33,420,850)	$49,809,526
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	607,948	607,948
Net realized gain (loss) on investments	—	—	—	(494,867)	(494,867)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,883,903	1,883,903
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(815,110)	(815)	(4,393,093)	—	(4,393,908)
Reinvestment of common stock	201,345	201	1,061,747	—	1,061,948
Distributions to stockholders	—	—	—	(594,330)	(594,330)
Distributions to stockholders from return of capital	—	—	(2,603,950)	—	(2,603,950)

Total increase (decrease) for the year ended December 31, 2024	(613,765)	(614)	(5,935,296)	1,402,654	(4,533,256)

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(101,783)	101,783	—
Balance at December 31, 2024	8,695,640	$8,695	$77,183,988	$(31,916,413)	$45,276,270

Distributions to stockholders per share	—	$—	$—	$0.36	$0.36

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

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022 (Unconsolidated)
Cash flows provided by (used in) operating activities

Net increase (decrease) in net assets resulting from operations	$1,996,984	$1,453,947	$(4,065,174)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(5,636,783)	(4,569,498)	(9,519,074)
Payment-in-kind investments	(350,968)	(131,372)	(193,003)
Proceeds from sales and principal repayments of investment securities	12,347,585	8,576,616	11,143,514
Net realized gain (loss) on investments	605,491	4,414,415	(66,517)
Net realized (gain) loss on Affiliated investments	(110,624)	(68,709)	(262,564)
Net change in unrealized (appreciation) depreciation on investments	(1,883,903)	(4,132,719)	6,183,873
Amortization of premium/discount, net	(84,639)	(208,304)	(343,633)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	8,953	(8,953)	990,537
(Increase) decrease in dividends and interest receivable	127,654	(78,916)	220,210
(Increase) decrease in receivable from Adviser	(12,011)	(45,432)	3,242
(Increase) decrease in prepaid expenses	4,736	10,632	(2,683)
(Increase) decrease in deferred tax asset	13,020	(13,020)	—
(Increase) decrease in other receivables	(22,137)	—	—
Increase (decrease) in payable for fund shares repurchased	(52,382)	53,304	(301,369)
Increase (decrease) in payable to Adviser	27,308	(30,097)	(63,594)
Increase (decrease) in accrued expenses and other liabilities	(157,742)	(78,274)	299,558
Increase (decrease) in deferred tax liability	34,695	—	—

Net cash flows provided by (used in) operating activities	6,855,237	5,143,620	4,023,323

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(4,393,908)	(3,079,032)	(2,862,936)
Distributions paid in cash	(2,191,570)	(2,292,690)	(2,341,712)
Net cash flows (used in) financing activities	(6,585,478)	(5,371,722)	(5,204,648)

Net increase (decrease) in cash and cash equivalents	269,759	(228,102)	(1,181,325)

Cash and cash equivalents
Beginning of the year	1,401,744	1,629,846	2,811,171

End of the year	$1,671,503	$1,401,744	$1,629,846

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$350,968	$131,372	$193,003
Reinvestment of distributions paid	$1,061,948	$1,127,725	$1,209,200
Local and excise taxes paid	$(6,188)	$58,473	$36,426
See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of December 31, 2024

Portfolio Company (1)(2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value
Senior Secured Loans – 15.3% (4)
Consumer Products – 1.6%
8th Avenue Food & Provisions, Inc. (First Lien Term Loan) (5)	SOFR + 375	4.36%	10/1/2025	$743,393	$722,217	$729,640

Healthcare – 10.7%
Carestream Health, Inc. (First Lien Term Loan) (5)	SOFR + 750	4.33%	9/30/2027	1,632,859	1,451,598	1,253,830
CCS Medical, Inc (First Lien Term Loan) (5) (6) (7)	Fixed + 1600	0.00%	4/7/2026	3,000,000	2,967,348	3,000,000
Sound Inpatient Physicians (Third Lien Term Loan) (5)	SOFR + 675	4.33%	6/28/2029	834,523	331,386	603,289

						4,857,119

Telecommunication Services – 3.0%
MidWave Wireless, Inc. (First Lien Term Loan E) (6) (7)	12% PIK	12.00%	12/31/2025	1,034,474	1,034,474	1,031,371
MidWave Wireless, Inc. (First Lien Term Loan F) (6) (7)	12% PIK	12.00%	12/31/2025	244,824	244,824	244,089
MidWave Wireless, Inc. (First Lien Term Loan G) (6) (7)	12% PIK	12.00%	12/31/2025	43,739	43,739	43,608
MidWave Wireless, Inc. (First Lien Term Loan H) (6) (7)	12% PIK	12.00%	12/31/2025	40,809	40,809	40,687

						1,359,755

Total Senior Secured Loans						6,946,514

Corporate Bonds – 0.5%
Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (8)		9.13%	5/1/2029	110,967	103,083	96,952
iHeartCommunications, Inc. (8)		10.88%	5/1/2030	171,258	148,781	131,372

Total Corporate Bonds						228,324

				Shares
Common Stocks – 37.1%
Bioplastics – 9.5%
PlantSwitch, Inc. (Series A-2) (6) (7)				1,128,553	2,192,329	4,306,671

Chemicals – 0.1%
MPM Holdings, Inc. (9)				8,500	17,000	42,500

Energy – 1.0%
Talos Energy				48,502	615,975	470,954

Financials – 3.6%
American Banknote Corp. (6) (7) (9) (10)				750,000	2,062,912	1,627,500

Real Estate – 7.1%
IQHQ, Inc. (13)				87,350	1,310,250	1,113,713
Nexpoint Real Estate Finance, Inc. (11)				131,670	2,454,945	2,065,896

						3,179,609

Real Estate Investment Trust (REIT ) – 2.2%
NexPoint Residential Trust, Inc. (8) (11)				23,409	686,991	977,345

Telecommunication Services – 13.6%
MidWave Wireless, Inc. (6) (7) (9)				14,035	1,599,990	6,169,084

Total Common Stocks						16,773,663

LLC Interests – 20.1%
Consumer Products – 6.3%
US Gaming, LLC (6) (7) (9) (10)				2,000	2,233,207	2,865,280

Real Estate – 13.8%
NexPoint Capital REIT, LLC (6) (7) (11)				789	7,414,056	6,238,910

Total LLC Interests						9,104,190

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024

Portfolio Company (1) (2)	Preferred Dividend Rate	Shares	Amortized Cost (3)	Fair Value

Preferred Stocks – 25.3%
Financials – 1.6%
777 Partners, LLC (6) (7)	10.00%	750	750,000	225,000
United Fidelity Bank FSB (6) (7)	7.00%	1,000	1,000,000	500,000

				725,000

Healthcare – 23.7%
Apnimed, Inc. (6) (7)		135,122	1,199,993	1,678,215
Apnimed, Inc. (Series C-2) (6) (7)		47,065	522,469	624,553
Sapience Therapeutics, Inc. (Series B Preferred Shares) (6) (7) (10)		1,111,111	4,000,385	3,800,000
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (6) (7) (10)		1,619,048	4,080,000	4,646,668

				10,749,436

Total Preferred Stocks				11,474,436

Total Investments - 98.3%			$39,228,761	$44,527,127

Cash Equivalents - 3.2% (12)				$1,434,726

Other Assets & Liabilities, net - (1.5%)				$(685,583)

Net Assets - 100.0%				$45,276,270

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
(4)
Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by the Federal Reserve Bank such as the Secured Overnight Financing Rate (“SOFR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2024. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)	The interest rate on these investments is subject to a base rate of 3-Month SOFR, which at December 31, 2024 was 4.3%
(6)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of Directors (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule
2a-5
of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $37,041,636 or 83.2% of net assets were fair valued under the Company’s valuation procedures as of December 31, 2024.

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
Non-qualifying
assets represented 2.6% of the Company’s total assets as of December 31, 2024.

(9)	Non-income producing security.
(10)	All or a portion of this security is held through a holding company (See Note 1).
(11)	Represents an affiliated issuer. Assets with a total aggregate fair market value of $9,282,151, or 20.5% of net assets, were affiliated with the Company as of December 31, 2024. See Note 9.
(12)	State Street U.S. Government Money Market Fund.
(13)
Securities with a total aggregate value of $1,113,713, or 2.5% of net assets, were valued using the issuer’s fair market value NAV as a practical expedient under ASC 820. Please see Notes to Financial Statements for an explanation of this hierarchy.

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
The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 26.9% of the Company’s then issued and outstanding common stock, in aggregate. As of December 31, 2024, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $14.2 million, representing 29.31% of the Company’s then issued and outstanding common stock, in aggregate.
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
Consolidation of Subsidiaries
The Company may make investments through wholly-owned subsidiaries (each a “Subsidiary” and together, the “Subsidiaries”). Such Subsidiaries will not be registered under the 1940 Act. However, the Company will wholly own and control any Subsidiaries. In addition, the Company does not intend to create or acquire primary control of any entity which primarily engages in investment activities in securities or other assets, other than entities wholly-owned or majority-owned by the Company.
As of December 31, 2024, there are three consolidated subsidiaries: the BDC Sapience Holdco, LLC, BDC US Gaming Holdco, LLC and BDC AB Holdco, LLC, (collectively, the “HoldCos”) formed under the laws of the State of Delaware on June 21, 2023, March 15, 2024 and March 15, 2024, respectively. The Consolidated Schedule of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financial Highlights of the Company include the accounts of the Subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation for the Company. As of December 31, 2024, total assets of the Company were $46,576,001 of which $6,188,251 or approximately 13.30%, was held in BDC Sapience Holdco, LLC, $630,332 or approximately 1.35% was held in BDC AB Holdco, LLC, and $1,088,768 or approximately 2.34% was held in BDC US Gaming Holdco, LLC.
Segment Reporting
The Company adopted FASB Accounting Standards Update (“ASU”)
2023-07
“
Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures”
 on January 1, 2025. Adoption of the new standard resulted in new financial statement disclosures and did not affect the Company’s financial position or its results of operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. NexPoint Advisors, L.P. (the “Adviser”) has been identified as the CODM for the Company.
Through its management, investment, and operating functions, NexPoint Advisors, L.P. is responsible for assessing performance and making decisions about resource allocation for the Company. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined
in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Consolidated Schedule of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets and Consolidated Financial Highlights.
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
Cash and Cash Equivalents
The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Consolidated Statements of Assets and Liabilities. As of December 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $1,671,503 and $1,401,744, respectively. As of December 31, 2024 and December 31, 2023, $1,434,726 and $1,160,707 was held in the State Street U.S. Government Money Market Fund, and $236,777 and $241,037 was held in a custodial account with State Street Bank and Trust Company, respectively.
Securities Sold Short and Restricted Cash
The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Consolidated Statements of Assets and Liabilities, when applicable. Securities held as collateral for securities sold short are shown on the Consolidated Schedule of Investments for the Company, as applicable. As of December 31, 2024 and December 31, 2023, the Company did not have any securities sold short.
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
Other Fee Income
Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up
fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring
fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the years ended December 31, 2024, 2023 and 2022 the Company recognized $0, $0 and $0 of fee income, respectively.
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
As of December 31, 2024, the Company held the following investments, for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	$1,627,500
MidWave Wireless, Inc.	Common Stocks	6,169,084
PlantSwitch, Inc.	Common Stocks	4,306,671
NexPoint Capital REIT, LLC	LLC Interests	6,238,910
US GAMING LLC	LLC Interests	2,865,280
777 Partners, LLC	Preferred Stocks	225,000
Apnimed, Inc.	Preferred Stocks	1,678,215
Apnimed, Inc.	Preferred Stocks	624,553
Sapience Therapeutics, Inc.	Preferred Stocks	4,646,668
Sapience Therapeutics, Inc.	Preferred Stocks	3,800,000
United Fidelity Bank FSB	Preferred Stocks	500,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc.	Senior Secured Loans	1,031,371
MidWave Wireless, Inc.	Senior Secured Loans	244,089
MidWave Wireless, Inc.	Senior Secured Loans	43,608
MidWave Wireless, Inc.	Senior Secured Loans	40,687
This listing includes certain investments measured at fair value using net asset value per share, or its equivalent, as a practical expedient that have not been categorized in the fair value hierarchy.

As of December 31, 2023, the Company held the following investment, for which a sufficient level of current, reliable market quotations were not available:

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
As of December 31, 2024, the Company’s investments consisted of senior secured loans, corporate bonds, common stocks, LLC interests, and preferred stocks, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities, as applicable, are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.
The fair value of the Company’s common stocks and options that are not actively traded on national exchanges are generally priced using quotes derived from implied values, indicative bids, or a limited amount of actual trades and are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. In accordance with ASC
820-10,
the Company has elected to apply the practical expedient where applicable, and to value certain investments in the private REITs at their respective NAVs or NAV equivalents at each quarter. Investments measured at fair value using NAV are not categorized in the fair value hierarchy. Exchange traded options are valued based on the last trade price on the primary exchange on which they trade. If an option does not trade, the mid-price
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

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of December 31, 2024, and December 31, 2023:

	December 31, 2024
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Consumer Products	$—	$729,640	$—	$729,640
Healthcare	—	1,857,119	3,000,000	4,857,119
Telecommunication Services	—	—	1,359,755	1,359,755
Corporate Bonds
Media/Telecommunications	—	228,324	—	228,324
Common Stocks
Bioplastics		—	4,306,671	4,306,671
Chemicals	—	42,500	—	42,500
Energy	470,954	—	—	470,954
Financials		—	1,627,500	1,627,500
Real Estate Investment Trust	977,345	—	—	977,345
Real Estate	2,065,896	—	—	2,065,896
Telecommunication Services	—	—	6,169,084	6,169,084
Common Stocks - Measured at NAV (1)
Real Estate	—	—	—	1,113,713
LLC Interests
Consumer Products		—	2,865,280	2,865,280
Real Estate	—	—	6,238,910	6,238,910
Preferred Stocks
Financials	—	—	725,000	725,000
Healthcare	—	—	10,749,436	10,749,436

Total Assets	$3,514,195	$2,857,583	$37,041,636	$44,527,127

Total Investments	$3,514,195	$2,857,583	$37,041,636	$44,527,127

(1)
Certain investments measured at fair value using net asset value per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Schedule of Investments.

	December 31, 2023
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$3,592,574	$3,000,000	$6,592,574
Telecommunication Services	—	—	1,202,629	1,202,629
Bioplastics	—	—	2,000,000	2,000,000
Real Estate	—	—	463,314	463,314
Asset-Backed Securities
Financials	—	—	84	84
Corporate Bonds
Consumer Discretionary	—	488,665	—	488,665
Media/Telecommunications	—	238,858	—	238,858
Common Stocks
Chemicals	—	—	42,500	42,500
Energy	—	2,237,604	—	2,237,604
Financials	—	—	3,536,250	3,536,250
Real Estate	2,073,797	—	2,533,000	4,606,797
Real Estate Investment Trust (REITs)	805,987	—	—	805,987
Telecommunication Services	—	—	4,732,181	4,732,181
LLC Interests
Consumer Products	—	—	3,016,752	3,016,752
Real Estate	—	—	7,353,747	7,353,747
Preferred Stocks
Financials	—	1,186,250	—	1,186,250
Healthcare	—	—	10,636,125	10,636,125
Warrants
Energy	—	266,500	—	266,500
Media/Telecommunications	—	6,469		6,469

Total Assets	$2,879,784	$8,016,920	$38,516,582	$49,413,286

Total Investments	$2,879,784	$8,016,920	$38,516,582	$49,413,286

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2024.

Investments:	Balance as of December 31, 2023	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)		Balance as of December 31, 2024	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Bioplastics	$2,000,000	$—	$—	$—	$—	$—	$—	$192,329	$(2,192,329	) (1)	$—	$—
Healthcare	3,000,000	—	—	21,794	—	—	(21,794)	—	—		3,000,000	(21,794)
Real Estate	463,314	—	—	—	—	—	—	—	(463,314	) (1)	—	—
Telecommunication Services	1,202,629	—	—	—	—	—	133	156,993	—		1,359,755	133
Asset-Backed Securities
Financials	84	—	—	—	—	(218,080)	218,581	—	(585)		—	—
Common Stocks
Bioplastics	—						2,114,342	2,192,329	—		4,306,671	2,114,342
Chemicals	42,500	—	42,500	—	—	—	—	—	—		—	—
Financials	3,536,250	—	—	—	—	—	(1,908,750)	—	—		1,627,500	(1,908,750)
Real Estate	2,533,000	—	2,533,000	—	—	—	—	—			—	—
Telecommunication Services	4,732,181	—	—	—	—	—	1,436,903	—	—		6,169,084	1,436,903
LLC Interests
Consumer Products	3,016,752	—	—	—	—	—	(684,679)	533,207			2,865,280	(684,679)
Real Estate*	7,353,747	—	—	—	(1,153,057)	80,457	261,111	467,275	(664,742)		6,238,910	228,972
Preferred Stocks
Financials	—	1,186,250	—	—	—	—	(461,250)	—	—		725,000	(461,250)
Healthcare	10,636,125	—	—	—	—	—	390,451	385	(277,525	) (1)	10,749,436	390,451

Total	$38,516,582	$1,186,250	$2,575,500	$21,794	$(1,153,057)	$(137,623)	$1,345,048	$3,542,518	$(3,598,495)		$37,041,636	$1,094,328

*
Includes capital gain distributions of $105,881 included in realized gain (loss) on investments from affiliated issuers on the Consolidated Statement of Operations, which is excluded from the change in unrealized appreciation/depreciation.

(1)	Reflects a transaction at cost, resulting no realized gain (loss)

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2023.

Investments:	Balance as of December 31, 2022	Transfers into Level 3	Transfers s out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions) (1)	Balance as of December 31, 2023	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Bioplastics	$—	$—	$—	$—	$—	$—	$—	$2,000,000	$—	$2,000,000	$—
Healthcare	3,000,000	—	—	19,034	—	—	(19,034)	—	—	3,000,000	(19,034)
Real Estate	—	—	—	—	—	—	—	463,314	—	463,314	—
Telecommunication Services	1,069,243	—	—	—	—	—	2,014	131,372	—	1,202,629	2,014
Asset-Backed Securities
Financials	7,036	—	—	—	—	(158,867)	162,924	8,136	(19,145)	84	(6,939)
Common Stocks
Chemicals	—	42,500	—	—	—	—	—	—	—	42,500	—
Financials	1,732,500	—	—	—	—	—	1,803,750	—	—	3,536,250	1,803,750
Real Estate	2,359,000	—	—	—	—	—	174,000	—	—	2,533,000	174,000
Service	2,269	—	—	—	—	(244,451)	251,135	—	(8,953)	—	—
Telecommunication Services	5,114,214	—	—	—	—	—	(382,033)	—	—	4,732,181	(382,033)
LLC Interests
Consumer Products	3,088,750	—	—	—	—	163,314	228,002	—	(463,314)	3,016,752	228,002
Real Estate	1,600,492	—	—	—	(244,193)	—	(1,370,637)	7,448,085	(80,000)	7,353,747	(1,370,637)
Preferred Stocks
Healthcare	10,527,285	—	—	—	—	1	108,839	6,012,000	(6,012,000)	10,636,125	108,839

Total	$28,500,789	$42,500	$—	$19,034	$(244,193)	$(240,003)	$958,960	$16,062,907	$(6,583,412)	$38,516,582	$537,962

(1)	Includes sales to subreit at cost which generate no realized gain.
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
For the year ended December 31, 2024, there was one Common Stock – Chemicals position that transferred out of Level 3 into Level 2 due to new observable inputs. There was one Common Stock – Real Estate position that transferred out of Level 3 to investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient in accordance with ASC
820-10.
The shift was due to a practical expedient mark becoming available, resulting in a transfer from Level 3 to practical expedient.
For the year ended December 31, 2024, there were two transfers of Preferred Stock - Financials from Level 2 into Level 3 due to a lack of observable inputs.
The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of December 31, 2024 and December 31, 2023:

Investment	Fair value at December 31, 2024	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (arithmetic average)
LLC Interests	$9,104,190	Transaction Indication of Value	Enterprise Value ($mm)	$146.6 - $183.2 ($164.9)
Preferred Stocks	11,474,436	Option Pricing Model Transaction Indication of Value Indicative Broker Quote	Volatilty Enterprise Value ($mm) Price per Share	40% - 90% (65%) $281.4 - $598.6 ($425.75) $300 - $500 ($400)
Common Stocks	12,103,255	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP	13.5% - 15.5% (14.5%) 3.00x - 4.25x (3.63x) $0.10 - $0.90 ($0.48)
Senior Secured Loans	4,359,755	Transaction Indication of Value Transaction Indication of Value Discounted Cash Flow	Enterprise Value ($mm) Price per Share Discount Rate	$1,084 - $1,214 ($1,149) $3.82 9.50% - 13.8% (11.65%)

Total	$37,041,636

Investment	Fair value at December 31, 2023	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (arithmetic average)
LLC Interests	$10,370,499	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA	5.48% - 9.68% (7.58%) 5.75x - 10.40x (8.07x)
Preferred Stocks	10,636,125	Option Pricing Model Transaction Indication of Value	Volatility Enterprise Value ($mm)	40% - 90% (65%) $ 281.4 - $598.6 ($425.75)
Common Stocks	10,843,931	Discounted Cash Flow Multiples Analysis Transaction Indication of Value Liquidation Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP Enterprise Value ($mm) N/A	13% - 15% (14.0%) 1.00x - 4.00x (2.31x) $0.10 - $0.90 ($0.50) $797 - $1,044 ($920.5) $5.00
Senior Secured Loans	6,665,943	Discounted Cash Flow Transaction Indication of Value	Discount Rate Cost Price ($mm)	11.00% - 14.31% (12.64%) $2.46
Asset-Backed Securities	84	NAV Approach	N/A	N/A

Total	$38,516,582

The significant unobservable inputs used in the fair value measurement of the Company’s LLC interests are discount rate and multiples of EBITDA. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s common equity securities are multiple of EBITDA, unadjusted
price/MHz-PoP multiple,
discount rate, and enterprise value. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s preferred equity securities are volatility assumption, enterprise value and price per share. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s senior secured loan securities are discount rate and cost price. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
In accordance with ASC
820-10,
investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Schedule of Investments and Consolidated Statements of Assets and Liabilities. The investment measured at fair value using the NAV per share practical expedient has an investment strategy of a private Life Sciences REIT. This private Life Sciences REIT does not permit redemptions. Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. For the year ended December 31, 2024, there were two positions that transferred out of Level 3.
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
Options
The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the year ended December 31, 2024 and 2023, the Company did not hold options.

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
Income Recognition
Corporate actions (including cash dividends from common stock and equity tranches of asset-backed securities) are recorded on the ex-dividend
date, net of applicable withholding taxes, except for certain foreign corporate actions, which are recorded as soon after the ex-dividend
date as such information becomes available. Interest income is recorded on the accrual basis. The Company does not accrue as a receivable for interest or dividends on loans, asset-backed securities and other securities if there is a reason to doubt the Company’s ability to collect such income. For loans with contractual PIK
(payment-in-kind)
interest income, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue PIK interest if we believe that the PIK interest is no longer collectible. Loan origination fees, original issue discount and market discount are capitalized, and such amounts are amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income.
Accretion of discount on taxable bonds and loans is computed to the maturity date, while amortization of premium on taxable bonds and loans is computed to the earliest call date, whichever is shorter, both using the effective yield method.
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
Paid-in
Capital
The proceeds from the issuance of common stock as presented on the Company’s Consolidated Statements of Changes in Net Assets is presented net of selling commissions and fees for the years ended December 31, 2024, 2023 and 2022. Selling commissions and fees of $0, $0, and $0 were paid for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the year ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$1,996,984	$1,453,947	$(4,065,174)
Weighted average common shares outstanding	9,060,476	9,533,072	9,893,732
Earnings (loss) per common share-basic and diluted	$0.22	$0.15	$(0.41)
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
period.
On June 24, 2020, the Board approved a change in its dividend and capital gains distribution schedule from monthly distributions to quarterly distributions, effective immediately. The first quarterly distribution was paid on October 12, 2020 to shareholders of record as of September 30, 2020. The dividends are expected to be declared in the amount of $0.09 per share of the Company’s common stock to the stockholders of record at each quarter end
.
Practical Expedient
Pursuant to ASC Topic 820, Fair Value Measurement, the Company may elect to use net asset value per share or its equivalent as a practical expedient to measure the Company’s interest in Real Estate investments at fair value, unless it is probable that the investment will be sold at a value different from its NAV. However, for the Company to use this methodology, the company must calculate NAV in a manner consistent with the measurement principles established by ASC Topic 820. The Company is using the practical expedient.

Note 3 — Investment Portfolio
The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2024:

	Fair value	Percentage
Assets
Healthcare	$15,606,555	35.0%
Real Estate	9,418,519	21.2%
Telecommunication Services	7,528,839	16.9%
Financials	2,352,500	5.3%
Consumer Products	3,594,920	8.1%
Bioplastics	4,306,671	9.6%
Real Estate Investment Trusts (REITs)	977,345	2.2%
Energy	470,954	1.1%
Media/Telecommunications	228,324	0.5%
Chemicals	42,500	0.1%

Total Assets	$44,527,127	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2023:

	Fair value	Percentage
Assets
Healthcare	$17,228,699	34.9%
Real Estate	12,423,858	25.1%
Telecommunication Services	5,934,810	12.0%
Financials	4,722,584	9.6%
Consumer Products	3,016,752	6.1%
Energy	2,504,104	5.1%
Bioplastics	2,000,000	4.0%
Real Estate Investment Trusts (REITs)	805,987	1.6%
Consumer Directory	488,665	1.0%
Media/Telecommunications	245,327	0.5%
Chemicals	42,500	0.1%

Total Assets	$49,413,286	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2024:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$6,505,009	$6,343,225	14.2%
Senior Secured Loans - Third Lien	331,386	603,289	1.4%
Corporate Bonds	251,864	228,324	0.5%
Common Stocks	10,940,392	16,773,663	37.7%
LLC Interests	9,647,263	9,104,190	20.4%
Preferred Stocks	11,552,847	11,474,436	25.8%

Total Assets	$39,228,761	$44,527,127	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2023:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$10,580,813	$10,130,961	20.5%
Senior Secured Loans - Second Lien	1,500,056	127,556	0.3%
Asset-Backed Securities	218,666	84	0.0%
Corporate Bonds	1,380,892	727,523	1.5%
Common Stocks	9,924,122	15,961,319	32.3%
LLC Interests	10,490,003	10,370,499	21.0%
Preferred Stocks	11,829,987	11,822,375	23.9%
Warrants	74,284	272,969	0.6%

Total Assets	$45,998,823	$49,413,286	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2024:

Geography	Fair value	Percentage
Assets
United States	$44,527,127	100.0%

Total Assets	$44,527,127	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2023:

Geography	Fair value	Percentage
Assets
Cayman Islands (1)	$84	0.0%
Luxembourg (1)	1,438,750	2.9%
United States	47,974,452	97.1%

Total Assets	$49,413,286	100.0%

(1)	Investment denominated in USD
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred investment advisory fees payable to the Adviser of $945,241, $942,612 and $1,096,487, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred $0, $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of December 31, 2024.
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred administration fees payable to the Adviser of $186,249, $194,764 and $226,948, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.
Organization and Offering Costs
Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the years ended December 31, 2024, 2023 and 2022, the Adviser did not incur or pay organization costs on our behalf.
Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.
Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2024, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
Fees Paid to Officers and Directors
Each director who oversees all of the portfolios in the Fund Complex receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The annual retainer for a director who does not oversee all of the portfolios in the Fund Complex is prorated based on the portion of the $150,000 annual retainer allocable to the portfolios overseen by such director. Directors are reimbursed for actual out-of-pocket
expenses relating to attendance at meetings. In addition, the Chairman of the Board receives an additional annual payment of $20,000 and the Chairperson of each committee receives an additional annual
payment of $10,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The Directors are reimbursed for actual out-of-pocket
expenses relating to attendance at meetings. The Directors do not receive any separate compensation in connection with service on Committees or for attending Board or Committee Meetings. They do not have any pension or retirement plan. The “Fund Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employed by the Adviser, its affiliates or Skyview Group, Inc. (“Skyview”).
For the years ended December 31, 2024, 2023 and 2022, the Company recorded an expense relating to director fees of $19,733, $15,194 and $18,170, respectively, which represents the allocation of the director fees to the Company. As of December 31, 2024, there were no expenses payable relating to director fees.

Expense Limits and Reimbursements
Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end
value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one
-year
terms unless it is terminated by the Company or the Adviser upon written notice within 60 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2025.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of December 31, 2024 is $1,274,344. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4.
The following table reflects the 2024 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2024, September 30, 2024, June 30, 2024, and March 31, 2024, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2024	$913,667	$437,693	$475,974	$148,020	December 31, 2027
September 30, 2024	700,195	372,241	327,954	79,981	September 30, 2027
June 30, 2024	468,715	220,742	247,973	128,092	June 30, 2027
March 31, 2024	232,187	112,306	119,881	119,881	March 31, 2027
The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2023, September 30, 2023, June 30, 2023, and March 31, 2023, which may become subject to recoupment by the Adviser.

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
The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2022, September 30, 2022, June 30, 2022, and March 31, 2022, which may become subject to recoupment by the Adviser.

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
During the year ended December 31, 2024, $295,261 of expense reimbursements that were eligible for recoupment by the Adviser expired.
There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.
Net Increase from Amounts Committed by Affiliates
For the years ended December 31, 2024 and December 31, 2023, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the NAV as of December 31, 2024 would have been lower by approximately this amount.
Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.

Receivable from Adviser / Payable to Adviser
As of December 31, 2024 and December 31, 2023, $149,659 and $137,648 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.
As of December 31, 2024 and December 31, 2023, the Company owed $312,204 and $284,896, respectively, to the Adviser, largely related to advisory fees, and administration fees.
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
The character of income and capital gains to be distributed is determined in accordance with the Code, U.S. Treasury regulations, and other applicable authority, which may differ from GAAP. These differences include (but are not limited to) investments organized as partnerships for tax purposes, total return swaps, loan investments, and losses deferred due to wash sale transactions. Reclassifications are made to the Company’s capital accounts to reflect income and gains available for distribution (or available capital loss carryovers) under the Code, U.S. Treasury regulations, and other applicable authority. These reclassifications have no impact on net investment income, realized gains or losses, or net asset value of the Company. The calculation of net investment income per share in the Consolidated Financial Highlights table excludes these adjustments.
As of December 31, 2024, 2023 and 2022, the Company made the following permanent book tax differences and reclasses:

	2024	2023	2022
Paid in capital excess of par value	$(101,783)	$(19,894)	$(533,512)
Distributions in excess of net investment income (1)	43,513	(2,103)	(308,998)
Accumulated realized gains (1)	58,270	21,997	842,510

(1)	Amounts are included in distributable earnings (accumulated loss) on the Consolidated Statements of Assets and Liabilities.
During the year ended December 31, 2024, the differences between book and tax accounting were due primarily to a non-deductible
tax expense and a return of capital distribution.
For the years ended December 31, 2024, 2023 and 2022, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

	2024	2023	2022
Net tax appreciation/(depreciation)	$5,347,796	$3,674,703	$(1,567,035)
Undistributed capital gains	—	—	—
Other temporary differences	(791,444)	(848,575)	(883,602)
For the years ended December 31, 2024, 2023 and 2022, the Company had $(36,472,765), $(36,246,978) and $(30,814,250) of capital loss carryovers, respectively.
The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2023, 2022 and 2021, were as follows:

	2024	2023	2022
Ordinary income	$594,330	$1,629,804	$1,526,458
Return of capital	2,603,950	1,757,477	1,999,373
Long term gain	—	—	—

Unrealized appreciation and depreciation at December 31, 2024, 2023 and 2022, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross appreciation	Gross (depreciation)	Net appreciation/ (depreciation)	Cost
December 31, 2024	$10,088,458	$(4,740,662)	$5,347,796	$39,179,331
December 31, 2023	9,837,724	(6,163,021)	3,674,703	45,438,583
December 31, 2022	7,373,938	(8,940,973)	(1,567,035)	54,860,750
The tax adjustments that impact cost are wash sales, partnerships and basis adjustments on loan investments.
Uncertainty in Income Taxes
The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Consolidated Statements of Operations. During the years ended December 31, 2024, 2023 and 2022, the Company incurred $47,715, $(13,020), and $0, respectively, in income taxes (benefits). Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
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
The following table sets forth the significant components of net deferred tax assets and liabilities included in the accompanying consolidated balance sheet as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024	As of December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Net unrealized depreciation of portfolio investments	33,582	13,020

Total deferred tax assets	33,582	13,020

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(68,277)	—

Total deferred tax liabilities	(68,277)	—

Total deferred tax assets (liabilities), net	$(34,695)	$13,020

The Company’s income tax expense (benefit) consists of the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Current	$—	$—
Deferred	47,715	—
Change in valuation	—	—

Total provision for income taxes	$47,715	$—

Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did not record a valuation allowance related to its deferred tax assets at December 31, 2024 and December 31, 2023. As of December 31, 2024, the Company did not have a deferred tax asset.
The Company’s effective tax rates for the years ended December 31, 2024 and December 31, 2023 were 2.33% and (0.89)% respectively. The Company does not expect for the investments of its HoldCos to be subject to state income taxes. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.00% primarily due to our RIC operations generally not being subject to federal income taxes.
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
The Company conducted its quarterly tender offer for the first quarter of 2024 from February 23, 2024, until March 25, 2024, at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.50% of its outstanding shares of common stock. During the first quarter tender offer, 275,496 shares of the Company were tendered for repurchase, constituting approximately 2.89% of the Company’s outstanding shares.
The Company conducted its quarterly tender offer for the second quarter of 2024 from May 17, 2024, until June 20, 2024, at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.30% of its outstanding shares of common stock. During the second quarter tender offer, 208,163 shares of the Company were tendered for repurchase, constituting approximately 2.18% of the Company’s outstanding shares.
The Company conducted its quarterly tender offer for the third quarter of 2024 from August 23, 2024, until September 24, 2024, at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.50% of its outstanding shares of common stock. During the third quarter tender offer, 156,349 shares of the Company were tendered for repurchase, constituting approximately 1.64% of the Company’s outstanding shares.
The Company conducted its quarterly tender offer for the fourth quarter of 2024 from November 15, 2024, until December 17, 2024 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.50% of its outstanding shares of common stock. During the fourth quarter tender offer, 175,103 shares of the Company were tendered for repurchase, constituting approximately 1.84% of the Company’s outstanding shares.
For the year ended December 31, 2024, the Company repurchased 0 shares as part of its death and disability repurchase program.
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
From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2024.
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2024, the Company had no unfunded debt commitments.
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
Operational and Technology Risk
The risk that cyber-attacks, disruptions, or failures that affect the Company’s service providers, counterparties, market participants, or issuers of securities held by the Company may adversely affect the Company and its shareholders, including by causing losses for the Company or impairing Company operations.
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
Note 9 — Affiliated Investments
Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of December 31, 2024:

Affiliated investments	Shares at December 31, 2023	Fair value as of December 31, 2023	Transfers in (out) at cost	Purchases	Sales		Realized gains (losses)		Change in unrealized appreciation (depreciation)	Fair value as of December 31, 2024	Shares at December 31, 2024	Affiliated Dividend income

NexPoint Residential Trust, Inc.	23,409	$805,987	$—	$—	$(14,246)		$30,167	(3)	$185,604	$977,345	23,409	$—

NexPoint Capital REIT, LLC (LLC Interests)	737	7,014,774	—	467,275	(1,472,111)		105,881	(3)	228,972	6,238,910	789	466,062

NexPoint Capital REIT, LLC (Senior Loans)	463,314	463,314	—	—	(463,314	) (1)	—		—	—	—	—

NexPoint Real Estate Finance, Inc.	131,670	2,073,797	—	—	(24,522	) (2)	—		16,621	2,065,896	131,670	238,813

SFR WLIF III, LLC	371,112	338,973	—	—	345,688		(25,424	) (3)	32,138	—	—	36,614

Total affiliated investments	990,242	$10,696,845	$—	$467,275	$(2,319,881)		$110,624		$463,335	$9,282,151	155,868	$741,489

(1)	Reflects a full paydown at cost, resulting in no realized gain or loss.
(2)	Represents return of capital distributions resulting in no gain/loss.
(3)
Represents capital gain distributions included in realized gain (loss) on investments from affiliated issuers on the St atement
of Operations, which does not impact the change in unrealized appreciation/depreciation.

Note 10 — Consolidated Financial Highlights
Selected data for a share outstanding throughout the year ended December 31, 2024, 2023, 2022, 2021 and 2020 is as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Common shares per share operating performance:
Net asset value, beginning of period	$5.35	$5.55	$6.32	$6.13	$8.53
Income from investment operations:
Net investment income (loss) (1)	0.07	0.17	0.18	0.19	0.24
Net realized and unrealized gain (loss)	0.16	(0.02)	(0.59)	0.37	(2.22)

Total from investment operations	0.23	0.15	(0.41)	0.56	(1.98)

Less distribution declared to common shareholders:
From net investment income	(0.07)	(0.18)	(0.16)	(0.37)	(0.42)
From net realized gains	—	—	—	—	—
From return of capital	(0.30)	(0.18)	(0.20)	—	—

Total distributions declared to common shareholders	(0.37)	(0.36)	(0.36)	(0.37)	(0.42)

Capital share transaction
Issuance of common stock (2)	—	—	—	—	—
Shares tendered (1)	—	—	—	—	—
Net asset value, end of period	$5.21	$5.35	$5.55	$6.32	$6.13
Net asset value total return (3)(4)	4.05%	3.20%	(6.65)%	9.12%	(23.17)%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$45,276	$49,810	$53,694	$62,939	$64,190
Shares outstanding, end of period	8,695,640	9,309,405	9,677,593	9,956,228	10,475,168
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses (5)	4.24%	4.12%	3.82%	3.78%	3.99%
Fees and expenses waived or reimbursed (5)	(0.98)%	(0.83)%	(0.63)%	(0.45)%	(0.54)%
Net operating expenses (5)	3.26%	3.20%	3.19%	3.33%	3.45%
Net investment income (loss) before fees waived or reimbursed (5)	0.37%	2.40%	2.43%	2.50%	3.41%
Net investment income (loss) after fees waived or reimbursed (5)	1.35%	3.22%	3.06%	2.95%	3.95%
Ratio of interest and credit facility expenses to average net assets	—%	—%	—%	—%	0.27%
Portfolio turnover rate (4)	32.54%	9%	16%	13%	83%
Asset coverage ratio	—%	—%	—%	—%	—%
Weighted average commission rate paid (6)	$—	$—	$—	$—	$0.0328

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

(3)
Total returns are historical and assume changes in share price and reinvestment of dividends and capital gains distributions and assume no sales charge. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s Dividend Reinvestment Plan. Had the Adviser not absorbed a portion of expenses, total returns would have been lower.

(4)	Not annualized.
(5)	Annualized.
(6)	Represents the total dollar amount of commissions paid on portfolio transactions divided by total number of portfolio shares purchased and sold for which commissions were charged.
Note 11 — Subsequent Events
On February 21, 2025, the Company announced a tender offer for up to 2.5% of its outstanding common stock. The tender offer expired on March 24, 2025, and 149,884.924 shares, or 1.71% were repurchased.

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

Consolidated Statements of Assets and Liabilities (including the Consolidated Schedules of Investments)	Consolidated Statements of Operations, Changes in Net Assets, and Cash Flows
As of December 31, 2024 and 2023	For the years ended December 31, 2024, 2023, and 2022*

*	The financial statements referred to above are unconsolidated.
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

Our audits
included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024, and 2023, by correspondence with the custodian, agent banks, issuers and brokers; when replies were not received from agent banks, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Valuation of Portfolio Investments—Certain Level 3 Portfolio Investments in Senior Secured Loans, Common Stocks, LLC Interests and Preferred Stocks are Valued Using Significant Unobservable Inputs Developed by Management
Critical Audit Matter Description
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
March 31, 2025

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act). Under the supervision and with the participation of management, including the Principal Executive Officers and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information
On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) completed the purchase of a total of 2,549,002 shares of NexPoint Capital, Inc. (the “Company”), representing 27.05% of the Company’s then issued and outstanding common stock. The shares were purchased from NexPoint Advisors, L.P. (the “Adviser”), for an aggregate purchase price of $11,396,587.93. Liberty used its own capital to purchase the stock.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
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
(a)(1)
Financial Statements
(1) Consolidated Financial Statements — Refer to Item 8 starting on page 82
(2) Financial Statement Schedules — None
(3) Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit (b)(3) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

4.1	Forms of Subscription Agreement (Incorporated by reference to the Prospectus Appendix A. Appendix B and Appendix C filed with Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on May 11, 2017)

4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit (e) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on December 12, 2014)

10.1	Amended and Restated Investment Advisory Agreement (Incorporated by reference to Exhibit (g)(1) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.2	Sub-Administration and Accounting Agreement (Incorporated by reference to Company’s Registration Statement on Form N-2 (File No. 333-216277) filed on February 27, 2017)

10.3	Amended and Restated Administration Agreement (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on September 30, 2017)

10.4	Dealer Manager Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement)

10.6	Custodian Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.7	Form of Agency Agreement (Incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on July 24, 2014)

10.8	Escrow Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

10.9	Expense Limitation Agreement (Incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form N-2 (File No. 333-196096) filed on March 2, 2016)

Number	Description

10.10	Control Agreement, dated and effective as of September 9, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage International, Ltd. and State Street Bank and Trust Company ((Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.11	Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of September 13, 2017, by and between NexPoint Capital Inc. and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on 10-Q (File No. 814-01074) filed on November 9, 2017)

10.13	U.S. PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc. and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.14	International PB Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and BNP Paribas acting through its New York branch (Incorporated by reference to Exhibit 10.3 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.15	U.S. Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage, Inc. and Street Bank and Trust Company (Incorporated by reference to Exhibit 10.4 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 19, 2017)

10.16	International Triparty Agreement, dated and effective as of October 19, 2017, by and between NexPoint Capital, Inc., BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.5 to Registrants Current Report on 8-K (File No. 814-01074) filed on October 23, 2017)

10.17	Amended and Restated Master Confirmation for Loan Total Return Swap Transactions, dated and effective as of April 2, 2018, by and between NexPoint Capital, Inc. and BNP Paribas (Incorporated by reference to Exhibit 10.1 to Registrants Current Report on 8-K (File No. 814-01074) filed on April 2, 2018)

21.1*	List of Subsidiaries of the Registrant

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on
Form 10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: March 31, 2025	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Chief Accounting Officer and Principal Financial Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Dondero James D. Dondero	President (Principal Executive Officer)	March 31, 2025

/s/ Frank Waterhouse Frank Waterhouse	Chief Financial Officer (Treasurer, Principal Accounting Officer and Principal Financial Officer)	March 31, 2025

/s/ Dr. Bob Froehlich Dr. Bob Froehlich	Director	March 31, 2025

/s/ John Honis John Honis	Director	March 31, 2025

/s/ Ethan Powell Ethan K. Powell	Director	March 31, 2025

/s/ Bryan A. Ward Bryan A. Ward	Director	March 31, 2025

/s/ Dorrie McWhorter Dorrie McWhorter	Director	March 31, 2025