Form 10-Q
period 2025-03-31
NexPoint Capital, Inc.
filed 2025-05-15
CIK 1588272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2025
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
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company		Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2025, the Registrant had 8,589,867 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements
NexPoint Capital, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Unaffiliated investments, at fair value (cost of $28,765,037 and $28,672,769, respectively)	$34,329,374	$35,244,976
Affiliated investments, at fair value (cost of $10,555,979 and $10,555,992, respectively) (1)	8,920,092	9,282,151
Cash and cash equivalents	1,363,139	1,671,503
Dividends and interest receivable	175,952	171,456
Receivable from Adviser (2)	152,928	149,659
Prepaid expenses	10,609	537
Deferred tax asset (3)	58,414	33,582
Other receivables	—	22,137

Total assets	45,010,508	46,576,001

Liabilities
Payable for fund shares repurchased	758,214	922
Payable to Adviser (2)	262,886	312,204
Accrued expenses and other liabilities	254,554	135,720
Distributions payable	786,537	782,608
Deferred tax liability (3)	68,277	68,277

Total liabilities	2,130,468	1,299,731

Commitments and contingencies (4)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 8,589,867 and 8,695,640 shares issued and outstanding, respectively)	8,590	8,696
Paid-in capital in excess of par	76,649,339	77,183,987
Distributable earnings (accumulated loss)	(33,777,889)	(31,916,413)

Total net assets	$42,880,040	$45,276,270

Net asset value per share of common stock	$4.99	$5.21

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of the deferred tax asset/liability.
(4)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Investment income:
Interest	$245,492	$385,594
Interest paid-in-kind	64,389	36,979
Dividend income from unaffiliated investments	—	18,750
Dividend income from affiliated investments (1)	331,553	90,712
Other income	8,582	—

Total investment income	650,016	532,035
Expenses:
Investment advisory fees (2)	224,978	237,013
Custodian and accounting service fees	76,380	74,532
Administration fees (2)	43,253	47,693
Stock transfer fee	44,430	48,088
Audit and tax fees	44,993	43,191
Reports to stockholders	29,582	27,397
Other expenses	21,253	25,702
Legal fees	12,329	16,489
Directors’ fees (2)	4,818	4,353

Total expenses	502,016	524,458
Expenses (waived) or recouped by the Adviser (2)	(120,992)	(119,881)

Net expenses	381,024	404,577

Net investment income before income taxes	268,992	127,458
Income tax expense (benefit) (3)	(24,832)	202,777

Net investment income (loss)	293,824	(75,319)

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	1,165	1,272,956
Affiliated investments (1)	(12)	—
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	(1,007,870)	(307,089)
Affiliated investments (1)	(362,046)	(369,731)

Net realized and unrealized gains (losses)	(1,368,763)	596,136

Net increase (decrease) in net assets resulting from operations	(1,074,939)	520,817

Per share information - basic and diluted per common share
Net investment income:	$0.03	$(0.01)
Earnings (loss) per share:	$(0.12)	$0.06
Weighted average shares outstanding:	8,726,914	9,344,773

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of income tax expense.

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	8,695,640	$8,695	$77,183,988	$(31,916,413)	$45,276,270
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	—	—	—	293,824	293,824
Net realized gain (loss) on investments	—	—	—	1,153	1,153
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,369,916)	(1,369,916)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(149,885)	(150)	(780,750)	—	(780,900)
Reinvestment of common stock	44,112	45	246,101	—	246,146
Distributions to stockholders	—	—	—	(786,537)	(786,537)
Distributions to stockholders from return of capital	—	—	—	—	—

Total increase (decrease) for the three months ended March 31, 2025	(105,773)	(105)	(534,649)	(1,861,476)	(2,396,230)

Balance at March 31, 2025	8,589,867	$8,590	$76,649,339	$(33,777,889)	$42,880,040

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

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

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$(1,074,939)	$520,817
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(245)	(507,500)
Payment-in-kind investments	(64,389)	(36,979)
Proceeds from sales and principal repayments of investment securities	15,213	4,649,705
Net realized gain (loss) on Unaffiliated investments	(1,165)	(1,272,956)
Net realized (gain) loss on Affiliated investments	12	—
Net change in unrealized (appreciation) depreciation on investments	1,369,916	676,820
Amortization of premium/discount, net	(41,681)	(14,410)
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	8,367
(Increase) decrease in dividends and interest receivable	(4,496)	(85,474)
(Increase) decrease in receivable from Adviser	(3,269)	32,512
(Increase) decrease in prepaid expenses	(10,072)	(8,581)
(Increase) decrease in deferred tax asset	(24,832)	13,020
(Increase) decrease in other receivables	22,137	—
Increase (decrease) in payable to Adviser	(49,318)	2,102
Increase (decrease) in accrued expenses and other liabilities	118,834	(76,681)
Increase (decrease) in deferred tax liability	—	189,757
Increase (decrease) in payable for investments purchased	—	(53,304)

Net cash flows provided by (used in) operating activities	251,706	4,037,215

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(23,608)	(1,417,836)
Distributions paid in cash, net of payable	(536,462)	(565,693)

Net cash flows (used in) financing activities	(560,070)	(1,983,529)

Net increase (decrease) in cash and cash equivalents	(308,364)	2,053,686

Cash and cash equivalents
Beginning of the year	1,671,503	1,401,744

End of the year	$1,363,139	$3,455,430

Supplemental disclosure and non-cash financing activities
Paid-in-kind interest income	$(64,389)	$36,979
Reinvestment of distributions paid	$246,146	$272,153
Local and excise taxes paid	$6,917	$2,450

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of March 31, 2025
(Unaudited)

Portfolio Company (1) (2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 16.1% (4)
Consumer Products – 1.7%
8th Avenue Food & Provisions, Inc. (First Lien Term Loan) (5)	SOFR + 375	4.32%	10/1/2025	$741,416	$727,199	$729,046

Healthcare – 11.1%
Carestream Health, Inc. (First Lien Term Loan) (5)	SOFR + 750	4.30%	9/30/2027	1,619,623	1,452,929	1,118,147
CCS Medical, Inc (First Lien Term Loan) (5) (6) (7)	Fixed + 1600	0.00%	4/7/2026	3,000,000	2,973,136	3,000,000
Sound Inpatient Physicians (Third Lien Term Loan) (5)	SOFR + 675	4.30%	6/28/2029	858,182	365,376	625,044

						4,743,191

Telecommunication Services – 3.3%
MidWave Wireless, Inc. (First Lien Term Loan E) (6) (7)	12% PIK	12.00%	12/31/2025	1,065,467	1,065,467	1,063,017
MidWave Wireless, Inc. (First Lien Term Loan F) (6) (7)	12% PIK	12.00%	12/31/2025	252,242	252,242	251,662
MidWave Wireless, Inc. (First Lien Term Loan G) (6) (7)	12% PIK	12.00%	12/31/2025	45,065	45,065	44,961
MidWave Wireless, Inc. (First Lien Term Loan H) (6) (7)	12% PIK	12.00%	12/31/2025	42,046	42,046	41,949

						1,401,589

Total Senior Secured Loans						6,873,826

Corporate Bonds – 0.4%
Media/Telecommunications – 0.4%
iHeartCommunications, Inc. (8)		9.13%	5/1/2029	110,967	104,492	88,740
iHeartCommunications, Inc. (8)		10.88%	5/1/2030	171,258	152,575	85,533

Total Corporate Bonds						174,273

				Shares
Common Stocks – 37.3%
Bioplastics – 10%
PlantSwitch, Inc. (Series A-2) (6) (7)				1,128,553	2,192,329	4,306,671

Chemicals – 0.1%
MPM Holdings, Inc. (9)				8,500	17,000	42,500

Energy – 1.1%
Talos Energy				48,502	615,975	471,439

Financials – 3%
American Banknote Corp. (6) (7) (9) (10)				750,000	2,062,912	1,305,000

Real Estate – 6.8%
IQHQ, Inc. (13)				87,350	1,310,250	880,488
Nexpoint Real Estate Finance, Inc. (11)				131,670	2,454,945	2,013,228

						2,893,716

Real Estate Investment Trust (REIT) – 2.2%
NexPoint Residential Trust, Inc. (8) (11)				23,409	686,978	925,358

Telecommunication Services – 14.1%
MidWave Wireless, Inc. (6) (7) (9)				14,035	1,599,990	6,047,962

Total Common Stocks						15,992,646

LLC Interests – 20.6%
Consumer Products – 6.7%
US Gaming, LLC (6) (7) (9) (10)				2,000	2,233,207	2,865,280

Real Estate – 13.9%
NexPoint Capital REIT, LLC (6) (7) (11)				789	7,414,056	5,981,505

Total LLC Interests						8,846,785

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2025
(Unaudited)

Portfolio Company (1) (2)	Preferred Dividend Rate	Shares	Amortized Cost (3)	Fair Value
Preferred Stocks – 26.5%
Financials – 1.4%
777 Partners, LLC (6) (7)	10.00%	750	750,000	112,500
United Fidelity Bank FSB (6) (7)	7.00%	1,000	1,000,000	500,000

				612,500

Healthcare – 25.1%
Apnimed, Inc. (6) (7)		135,122	1,199,993	1,678,215
Apnimed, Inc. (Series C-2) (6) (7)		47,065	522,469	624,553
Sapience Therapeutics, Inc. (Series B Preferred Shares) (6) (7) (10)		1,111,111	4,000,385	3,800,000
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (6) (7) (10)		1,619,048	4,080,000	4,646,668

				10,749,436

Total Preferred Stocks				11,361,936

Total Investments – 100.9%			$39,321,016	$43,249,466

Cash Equivalents – 2.6% (12)				$1,108,139

Other Assets & Liabilities, net – (3.5%)				$(1,477,565)

Net Assets – 100.0%				$42,880,040

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
(4)
Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by the Federal Reserve Bank such as the Secured Overnight Financing Rate (“SOFR”) or (iii) the coupon rate. Rate shown represents the actual rate at March 31, 2025. Senior secured loans, while exempt from registration under the Securities Act of 1933 (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)	The interest rate on these investments is subject to a base rate of 3-Month SOFR, which at March 31, 2025 was 4.4%.

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2025
(Unaudited)

(6)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of Directors (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule
2a-5
of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $36,269,943 or 84.6% of net assets were fair valued under the Company’s valuation procedures as of March 31, 2025.

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
Non-qualifying
assets represented 2.4% of the Company’s total assets as of March 31, 2025.

(9)	Non-income producing security.
(10)	All or a portion of this security is held through a holding company (See Note 1).
(11)	Represents an affiliated issuer. Assets with a total aggregate fair market value of $8,920,092, or 20.8% of net assets, were affiliated with the Company as of March 31, 2025. See Note 9.
(12)	State Street U.S. Government Money Market Fund.
(13)
Securities with a total aggregate value of $880,488, or 2.1% of net assets, were valued using the issuer’s fair market value NAV as a practical expedient under ASC 820. Please see Notes to Financial Statements for an explanation of this hierarchy.

Glossary

PIK	Payment-in-Kind

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of December 31, 2024

Portfolio Company (1) (2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 15.3% (4)
Consumer Products – 1.6%
8th Avenue Food & Provisions, Inc. (First Lien Term Loan) (5)	SOFR + 375	4.36%	10/1/2025	$743,393	$722,217	$729,640

Healthcare – 10.7%
Carestream Health, Inc. (First Lien Term Loan) (5)	SOFR + 750	4.33%	9/30/2027	1,632,859	1,451,598	1,253,830
CCS Medical, Inc (First Lien Term Loan) (5) (6) (7)	Fixed + 1600	0.00%	4/7/2026	3,000,000	2,967,348	3,000,000
Sound Inpatient Physicians (Third Lien Term Loan) (5)	SOFR + 675	4.33%	6/28/2029	834,523	331,386	603,289

						4,857,119

Telecommunication Services – 3.0%
MidWave Wireless, Inc. (First Lien Term Loan E) (6) (7)	12% PIK	12.00%	12/31/2025	1,034,474	1,034,474	1,031,371
MidWave Wireless, Inc. (First Lien Term Loan F) (6) (7)	12% PIK	12.00%	12/31/2025	244,824	244,824	244,089
MidWave Wireless, Inc. (First Lien Term Loan G) (6) (7)	12% PIK	12.00%	12/31/2025	43,739	43,739	43,608
MidWave Wireless, Inc. (First Lien Term Loan H) (6) (7)	12% PIK	12.00%	12/31/2025	40,809	40,809	40,687

						1,359,755

Total Senior Secured Loans						6,946,514

Corporate Bonds – 0.5%
Media/Telecommunications – 0.5%
iHeartCommunications, Inc. (8)		9.13%	5/1/2029	110,967	103,083	96,952
iHeartCommunications, Inc. (8)		10.88%	5/1/2030	171,258	148,781	131,372

Total Corporate Bonds						228,324

				Shares
Common Stocks – 37.1%
Bioplastics – 9.5%
PlantSwitch, Inc. (Series A-2) (6) (7)				1,128,553	2,192,329	4,306,671

Chemicals – 0.1%
MPM Holdings, Inc. (9)				8,500	17,000	42,500

Energy – 1.0%
Talos Energy				48,502	615,975	470,954

Financials – 3.6%
American Banknote Corp. (6) (7) (9) (10)				750,000	2,062,912	1,627,500

Real Estate – 7.1%
IQHQ, Inc. (13)				87,350	1,310,250	1,113,713
Nexpoint Real Estate Finance, Inc. (11)				131,670	2,454,945	2,065,896

						3,179,609

Real Estate Investment Trust (REIT ) – 2.2%
NexPoint Residential Trust, Inc. (8) (11)				23,409	686,991	977,345

Telecommunication Services – 13.6%
MidWave Wireless, Inc. (6) (7) (9)				14,035	1,599,990	6,169,084

Total Common Stocks						16,773,663

LLC Interests – 20.1%
Consumer Products – 6.3%
US Gaming, LLC (6) (7) (9) (10)				2,000	2,233,207	2,865,280

Real Estate – 13.8%
NexPoint Capital REIT , LLC (6) (7) (11)				789	7,414,056	6,238,910

Total LLC Interests						9,104,190

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024

	Preferred Dividend Rate
Preferred Stocks – 25.3%
Financials – 1.6%
777 Partners, LLC (6) (7)	10.00%	750	750,000	225,000
United Fidelity Bank FSB (6) (7)	7.00%	1,000	1,000,000	500,000

				725,000

Healthcare – 23.7%
Apnimed, Inc. (6) (7)		135,122	1,199,993	1,678,215
Apnimed, Inc. (Series C-2) (6) (7)		47,065	522,469	624,553
Sapience Therapeutics, Inc. (Series B Preferred Shares) (6) (7) (10)		1,111,111	4,000,385	3,800,000
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (6) (7) (10)		1,619,048	4,080,000	4,646,668

				10,749,436

Total Preferred Stocks				11,474,436

Total Investments- 98.3%			$39,228,761	$44,527,127

Cash Equivalents- 3.2% (12)				$1,434,726

Other Assets & Liabilities, net- (1.5%)				$(685,583)

Net Assets- 100.0%				$45,276,270

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
(13)
Securities with a total aggregate value of $1,113,173, or 2.5% of net assets, were valued using the issuer’s fair market value NAV as a practical expedient under ASC 820. Please see Notes to Financial Statements for an explanation of this hierarchy.

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
The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. As of March 31, 2025, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $12.7 million representing 29.7% of the Company’s currently issued and outstanding common stock, in aggregate.
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
As of March 31, 2025, there are three consolidated subsidiaries: the BDC Sapience Holdco, LLC, BDC US Gaming Holdco, LLC and BDC AB Holdco, LLC, (collectively, the “HoldCos”) formed under the laws of the State of Delaware on June 21, 2023, March 15, 2024 and March 15, 2024, respectively. The Consolidated Schedule of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financial Highlights of the Company include the accounts of the Subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation for the Company. As of March 31, 2025, total assets of the Company were $45,010,508 of which $6,188,251 or approximately 13.75%, was held in BDC Sapience Holdco, LLC, $536,914 or approximately 1.19% was held in BDC AB Holdco, LLC, and $1,088,768 or approximately 2.42% was held in BDC US Gaming Holdco, LLC.
Segment Reporting The Company adopted FASB Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280)—Improvement to Reportable Segment Disclosures” on January 1, 2025. Adoption of the new standard resulted in new financial statement disclosures and did not affect the Company’s financial position or its results of operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. NexPoint Advisors, L.P. (the “Adviser”) has been identified as the CODM for the Company. Through its management, investment, and operating functions, NexPoint Advisors, L.P. is responsible for assessing performance and making decisions about resource allocation for the Company. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Consolidated Schedule of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets and Consolidated Financial Highlights.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025. The interim financial data as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.
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
Cash and Cash Equivalents
The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Consolidated Statements of Assets and Liabilities. As of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $1,363,139 and $1,671,503, respectively. As of March 31, 2025 and December 31, 2024, $1,108,139 and $1,434,726 was held in the State Street U.S. Government Money Market Fund, and $255,000 and $236,777 was held in a custodial account with State Street Bank and Trust Company, respectively.
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
Other Fee Income
Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized $8,582 and $0 of fee income, respectively.
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
As of March 31, 2025, the Company held the following investments, for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	$1,305,000
MidWave Wireless, Inc.	Common Stocks	6,047,962
PlantSwitch, Inc.	Common Stocks	4,306,671
NexPoint Capital REIT, LLC	LLC Interests	5,981,505
US GAMING LLC	LLC Interests	2,865,280
777 Partners, LLC	Preferred Stocks	112,500
Apnimed, Inc.	Preferred Stocks	1,678,215
Apnimed, Inc.	Preferred Stocks	624,553
Sapience Therapeutics, Inc.	Preferred Stocks	3,800,000
Sapience Therapeutics, Inc.	Preferred Stocks	4,646,668
United Fidelity Bank FSB	Preferred Stocks	500,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc.	Senior Secured Loans	1,063,017
MidWave Wireless, Inc.	Senior Secured Loans	251,662
MidWave Wireless, Inc.	Senior Secured Loans	41,949
MidWave Wireless, Inc.	Senior Secured Loans	44,961
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
As of March 31, 2025, the Company’s investments consisted of senior secured loans, corporate bonds, common stocks, LLC interests, and preferred stocks, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans, bonds and asset-backed securities, as applicable, are generally based on quotes received from brokers or independent pricing services. Loans, bonds and asset-backed securities with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans, bonds and asset-backed securities that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

The fair value of the Company’s common stocks and options that are not actively traded on national exchanges are generally priced using quotes derived from implied values, indicative bids, or a limited amount of actual trades and are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. In accordance with ASC 820, the Company has elected to apply the practical expedient where applicable, and to value certain investments in private REITs at their respective NAVs or NAV equivalents at each quarter. Investments measured at fair value using NAV are not categorized in the fair value hierarchy. Exchange traded options are valued based on the last trade price on the primary exchange on which they trade. If an option does not trade, the mid-price is utilized to value the option.
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
The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Consumer Products	$—	$729,046	$—	$729,046
Healthcare	—	1,743,191	3,000,000	4,743,191
Telecommunication Services	—	—	1,401,589	1,401,589
Corporate Bonds
Media/Telecommunications	—	174,273	—	174,273
Common Stocks
Bioplastics	—	—	4,306,671	4,306,671
Chemicals	—	42,500	—	42,500
Energy	471,439	—	—	471,439
Financials	—	—	1,305,000	1,305,000
Real Estate Investment Trust	925,358	—	—	925,358
Real Estate	2,013,228	—	—	2,013,228
Telecommunication Services	—	—	6,047,962	6,047,962
Common Stocks - Measured at NAV (1)
Real Estate	—	—	—	880,488
LLC Interests
Consumer Products	—	—	2,865,280	2,865,280
Real Estate	—	—	5,981,505	5,981,505
Preferred Stocks
Financials	—	—	612,500	612,500
Healthcare	—	—	10,749,436	10,749,436

Total Assets	$3,410,025	$2,689,010	$36,269,943	$43,249,466

Total Investments	$3,410,025	$2,689,010	$36,269,943	$43,249,466

(1)
Certain investments measured at fair value using net asset value per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Schedule of Investments.

	December 31, 2024
Investments	Level 1	Level 2	Level 3		Total
Assets
Senior Secured Loans
Consumer Products	$—	$729,640	$		$729,640
Healthcare	—	1,857,119		3,000,000	4,857,119
Telecommunication Services	—	—		1,359,755	1,359,755
Corporate Bonds
Media/Telecommunications	—	228,324		—	228,324
Common Stocks
Bioplastics	—	—		4,306,671	4,306,671
Chemicals	—	42,500		—	42,500
Energy	470,954	—		—	470,954
Financials	—	—		1,627,500	1,627,500
Real Estate Investment Trust	977,345	—		—	977,345
Real Estate	2,065,896	—		—	2,065,896
Telecommunication Services	—	—		6,169,084	6,169,084
Common Stocks - Measured at NAV (1)
Real Estate	—	—		—	1,113,713
LLC Interests
Consumer Products	—	—		2,865,280	2,865,280
Real Estate	—	—		6,238,910	6,238,910
Preferred Stocks
Financials	—	—		725,000	725,000
Healthcare	—	—		10,749,436	10,749,436

Total Assets	$3,514,195	$2,857,583		$37,041,636	$44,527,127

Total Investments	$3,514,195	$2,857,583		$37,041,636	$44,527,127

(1)
Certain investments measured at fair value using net asset value per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Schedule of Investments.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2025.

Investments:	Balance as of December 31, 2024	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of March 31, 2025	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Healthcare	$3,000,000	$—	$—	$5,788	$—	$—	$(5,788)	$—	$—	$3,000,000	$(5,788)
Telecommunication Services	1,359,755	—	—	—	—	—	861	40,973	—	1,401,589	861
Common Stocks
Bioplastics	4,306,671	—	—	—	—	—	—	—	—	4,306,671	—
Financials	1,627,500	—	—	—	—	—	(322,500)	—	—	1,305,000	(322,500)
Telecommunication Services	6,169,084	—	—	—	—	—	(121,122)	—	—	6,047,962	(121,122)
LLC Interests
Consumer Products	2,865,280	—	—	—	—	—	—	—	—	2,865,280	—
Real Estate	6,238,910	—	—	—	—	—	(257,405)	—	—	5,981,505	(257,405)
Preferred Stocks
Financials	725,000	—	—	—	—	—	(112,500)	—	—	612,500	(112,500)
Healthcare	10,749,436	—	—	—	—	—	—	—	—	10,749,436	—

Total	$37,041,636	$—	$—	$5,788	$—	$—	$(818,454)	$40,973	$—	$36,269,943	$(818,454)

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2024.

Investments:	Balance as of December 31, 2023	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK		(Sales and redemptions)		Balance as of March 31, 2024	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Bioplastics	$2,000,000	$—	$—	$—	$—	$—	$—	$—		$—		$2,000,000	$—
Healthcare	3,000,000	—	—	5,137	—	—	(5,137)	—		—		3,000,000	(5,137)
Real Estate	463,314	—	—	—	—	—	—	—		(463,314	) (3)	—	—
Telecommunication Services	1,202,629	—	—	—	—	—	865	36,979		—		1,240,473	865
Asset-Backed Securities
Financials	84	—	—	—	—	(218,080)	218,581	—		(585)		—	—
Common Stocks
Chemicals	42,500	—	(42,500)	—	—	—	—	—		—		—	—
Financials	3,536,250	—	—	—	—	—	—	—		—		3,536,250	—
Real Estate	2,533,000	—	—	—	—	—	(130,675)	—		(189,750	) (3)	2,212,575	(130,675)
Telecommunication Services	4,732,181	—	—	—	—	—	(98,666)	—		—		4,633,515	(98,666)
LLC Interests
Consumer Products	3,016,752	—	—	—	—	—	151,623	532,368		—		3,700,743	151,623
Real Estate	7,353,747	—	—	—	—	—	(134,274)	467,275	(1)	(319,053	) (2)	7,367,695	(134,274)
Preferred Stocks
Healthcare	10,636,125	—	—	—	—	—	(44,475)	—		(277,525	) (3)	10,314,125	(44,475)

Total	$38,516,582	$—	$(42,500)	$5,137	$—	$(218,080)	$(42,158)	$1,036,622		$(1,250,228)		$38,005,376	$(42,158)

(1)	Represents an in-kind transfer to the subreit
(2)	Represents a non-cash distribution from the subreit reflected as a return of capital
(3)	Reflects a transaction at cost, resulting in no realized gain (loss)

Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. Determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers into and out of Level 3 are due to changes in market activity (e.g. frequency of trades), which resulted in changes of available market inputs to determine price. For the three months ended March 31, 2025, there were no transfers from Level 3 to Level 2, and no transfers from Level 2 to Level 3.
The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of March 31, 2025 and December 31, 2024:

Investment	Fair value at March 31, 2025	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (arithmetic average)
LLC Interests	$8,846,785	Transaction Indication of Value	Enterprise Value ($mm)	$146.6 - $183.2 ($164.9)
Preferred Stocks	11,361,936	Option Pricing Model Transaction Indication of Value Indicative Broker Quote	Volatilty Enterprise Value ($mm) Price per Share	40% - 90% ( 65%) $281.4 - $598.6 ($425.75) $300 - $500 ($400)
Common Stocks	11,659,633	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP	13.5% - 15.5% ( 14.5%) 3.00x - 4.25x ( 3.63x) $0.10 - $0.90 ($0.48)
Senior Secured Loans	4,401,589	Transaction Indication of Value Transaction Indication of Value Discounted Cash Flow	Enterprise Value ($mm) Price per Share Discount Rate	$1,085 - $1,215 ($1,150) $3.82 9.50% - 13.8% ( 11.65%)

Total	$36,269,943

Investment	Fair value at December 31, 2024	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (arithmetic average)
LLC Interests	$9,104,190	Transaction Indication of Value	Enterprise Value ($mm)	$146.6 - $183.2 ($164.9)
Preferred Stocks	11,474,436	Option Pricing Model Transaction Indication of Value Indicative Broker Quote	Volatilty Enterprise Value ($mm) Price per Share	40% - 90% ( 65%) $281.4 - $598.6 ($425.75) $300 - $500 ($400)
Common Stocks	12,103,255	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP	13.5% - 15.5% ( 14.5%) 3.00x - 4.25x ( 3.63x) $0.10 - $0.90 ($0.48)
Senior Secured Loans	4,359,755	Transaction Indication of Value Transaction Indication of Value Discounted Cash Flow	Enterprise Value ($mm) Price per Share Discount Rate	$1,084 - $1,214 ($1,149) $3.82 9.50% - 13.8% ( 11.65%)

Total	$37,041,636

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
In accordance with ASC 820, investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Schedule of Investments and Consolidated Statements of Assets and Liabilities. The investment measured at fair value using the NAV per share practical expedient has the investment strategy of a private Life Sciences REIT. This private Life Sciences REIT does not permit redemptions. Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. For the quarter ended March 31, 2025, there was no position that transferred out of Level 3.
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
Options
The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the three months ended March 31, 2025 and 2024, the Company did not hold options
.
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
Paid-in Capital
The proceeds from the issuance of common stock as presented on the Company’s Consolidated Statements of Changes in Net Assets is presented net of selling commissions and fees for the three months ended March 31, 2025 and March 31, 2024. Selling commissions and fees of $0 and $0 were paid for the three months ended March 31, 2025 and March 31, 2024, respectively.
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
The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the three months ended March 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$(1,074,939)	$520,817
Weighted average common shares outstanding	8,726,914	9,344,773
Earnings (loss) per common share-basic and diluted	$(0.12)	$0.06
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
Note 3 — Investment Portfolio
The following table shows the composition of the Company’s invested assets by industry classification at fair value at March 31, 2025:

	Fair value	Percentage
Assets
Healthcare	$15,492,627	35.8%
Real Estate	8,875,221	20.5%
Telecommunication Services	7,449,551	17.2%
Financials	1,917,500	4.5%
Consumer Products	3,594,326	8.3%
Bioplastics	4,306,671	10.0%
Real Estate Investment Trusts (REITs)	925,358	2.1%
Energy	471,439	1.1%
Media/Telecommunications	174,273	0.4%
Chemicals	42,500	0.1%

Total Assets	$43,249,466	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2024:

	Fair value	Percentage
Assets
Healthcare	$15,606,555	35.0%
Real Estate	9,418,519	21.2%
Telecommunication Services	7,528,839	16.9%
Financials	2,352,500	5.3%
Consumer Products	3,594,920	8.1%
Bioplastics	4,306,671	9.6%
Real Estate Investment Trusts (REITs)	977,345	2.2%
Energy	470,954	1.1%
Media/Telecommunications	228,324	0.5%
Chemicals	42,500	0.1%

Total Assets	$44,527,127	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of March 31, 2025:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$6,558,084	$6,248,782	14.4%
Senior Secured Loans - Third Lien	365,376	625,044	1.4%
Corporate Bonds	257,066	174,273	0.4%
Common Stocks	10,940,379	15,992,646	37.0%
LLC Interests	9,647,263	8,846,785	20.5%
Preferred Stocks	11,552,848	11,361,936	26.3%

Total Assets	$39,321,016	$43,249,466	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2024:

	Amortized Cost	Fair value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$6,505,009	$6,343,225	14.2%
Senior Secured Loans - Third Lien	331,386	603,289	1.4%
Corporate Bonds	251,864	228,324	0.5%
Common Stocks	10,940,392	16,773,663	37.7%
LLC Interests	9,647,263	9,104,190	20.4%
Preferred Stocks	11,552,847	11,474,436	25.8%

Total Assets	$39,228,761	$44,527,127	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at March 31, 2025:

Geography	Fair value	Percentage
Assets
United States	$43,249,466	100.0%

Total Assets	$43,249,466	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2024:

Geography	Fair value	Percentage
Assets
United States	$44,527,127	100.0%

Total Assets	$44,527,127	100.0%

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
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred investment advisory fees payable to the Adviser of $224,978 and $237,013, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.
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
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of March 31, 2025.
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
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred administration fees payable to the Adviser of $43,253 and $47,693, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.
Organization and Offering Costs
Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three months ended March 31, 2025 and March 31, 2024, the Adviser did not incur or pay organization costs on our behalf.
Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.
Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2025, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
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
For the three months ended March 31, 2025 and March 31, 2024, the Company recorded an expense relating to director fees of $4,818 and $4,353, respectively, which represents the allocation of the director fees to the Company. As of March 31, 2025, there were no expenses payable relating to director fees.
Expense Limits and Reimbursements
Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 60 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2026.

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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of March 31, 2025 is $1,333,575. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of March 31, 2025, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
March 31, 2025	$225,789	$104,797	$120,992	$120,992	March 31, 2028
The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024, which may become subject to recoupment by the Adviser.

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
The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2023, September
30
, 2023, June 30, 2023 and March 31, 2023, which may become subject to recoupment by the Adviser.

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2022	$913,273	$535,679	$377,594	$92,216	December 31, 2025
September 30, 2022	678,333	392,955	285,378	124,667	September 30, 2025
June 30, 2022	434,019	273,308	160,711	98,950	June 30, 2025
March 31, 2022	211,896	150,135	61,761	61,761	Expired
During the three months ended March 31, 2025, $61,761 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.
Net Increase from Amounts Committed by Affiliates
For the three months ended March 31, 2025 and March 31, 2024, the Adviser did not
voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the NAV as of March 31, 2025 would have been lower by approximately this amount.
Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.
Receivable from Adviser / Payable to Adviser
As of March 31, 2025 and December 31, 2024, $152,928 and $149,659 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.
As of March 31, 2025 and December 31, 2024, the Company owed $262,886 and $312,204, respectively, to the Adviser, largely related to advisory fees, and administration fees.
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

Uncertainty in Income Taxes
The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Consolidated Statements of Operations. During the three months ended March 31, 2025 and March 31, 2024, the Company incurred $(24,832) and $202,777, respectively, in income taxes (benefits). Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
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
The Company may hold certain portfolio company investments through HoldCos. The Company does not expect for the investments of its consolidated taxable subsidiaries to be subject to state income taxes. Accordingly, the Company’s provision for income taxes is reflective of only the U.S. federal statutory corporate rate of 21.0%. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. The following table sets forth the significant components of net deferred tax assets and liabilities included in the accompanying consolidated balance sheet as of March 31, 2025 and March 31, 2024:

	As of March 31, 2025	As of December 31, 2024
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Net unrealized depreciation of portfolio investments	58,414	33,582

Total deferred tax assets	58,414	33,582

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(68,277)	(68,277)

Total deferred tax liabilities	(68,277)	(68,277)

Total deferred tax assets (liabilities), net	$(9,863)	$(34,695)

The Company’s income tax expense (benefit) consists of the following:

	For the three months ended March 31,
	2025	2024
	(dollars in thousands)
Current	$—	$—
Deferred	(24,832)	202,777
Change in valuation	—	—

Total provision for income taxes	$(24,832)	$202,777

Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did not record a valuation allowance related to its deferred tax assets at March 31, 2025 and March 31, 2024.
The Company’s effective tax rates for the three months ended March 31, 2025 and March 31, 2024 were 2.26% and 40.17% respectively. The Company does not expect for the investments of its HoldCos to be subject to state income taxes. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.00% primarily due to our RIC operations generally not being subject to federal income taxes.
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
The Company conducted its quarterly tender offer for the first quarter of 2025 from February 21, 2025, until March 24, 2025 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 2.5% of its outstanding shares of common stock. During the first quarter tender offer, 149,885 shares of the Company were tendered for repurchase, constituting approximately 1.71% of the Company’s outstanding shares.
For the three months ended March 31, 2025, the Company repurchased 0 shares as part of its death and disability repurchase program.
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

From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2025.
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2025, the Company had no unfunded debt commitments.
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
Operational and Technology Risk
The risk that cyber-attacks, disruptions, or failures that affect the Company’s service providers, counterparties, market participants, or issuers of securities held by the Company may adversely affect the Company and its shareholders, including by causing losses for the Company or impairing Company’s operations.

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

Note 9 — Affiliated Investments
Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of March 31, 2025:

Affiliated investments	Shares at December 31, 2024	Fair value as of December 31, 2024	Transfers in (out) at cost	Purchases	Sales	Realized gains (losses)		Change in unrealized appreciation (depreciation)	Fair value as of March 31, 2025	Shares at March 31, 2025	Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,409	$977,345	$—	$—	$—	$(12	) (1)	$(51,974)	$925,358	23,409	$11,939

NexPoint Capital REIT, LLC (Common Stocks)	789	6,238,910	—	—	—	—		(257,405)	5,981,505	789	253,779

NexPoint Real Estate Finance, Inc.	131,670	2,065,896	—	—	—	—		(52,667)	2,013,229	131,670	65,835

Total affiliated investments	155,868	$9,282,151	$—	$—	$—	$(12)		$(362,046)	$8,920,092	155,868	$331,553

(1)
Represents capital gain distributions included in realized gain (loss) on investments from affiliated issuers on the Statement of Operations, which does not impact the change in unrealized appreciation/depreciation.

Note 10 — Financial Highlights
Selected data for a share outstanding throughout the three months ended March 31, 2025, and March 31, 2024 is as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025 (unaudited)	March 31, 2024 (unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$5.21	$5.35
Income from investment operations:
Net investment income (loss) (1)	0.03	(0.01)
Net realized and unrealized gain (loss)	(0.16)	0.07

Total from investment operations	(0.13)	0.06

Less distribution declared to common shareholders:
From net investment income	(0.09)	(0.09)
From net realized gains	—	—
From return of capital	—	—

Total distributions declared to common shareholders	(0.09)	(0.09)

Capital share transaction
Issuance of common stock (2)	—	—
Shares tendered (1)	—	—
Net asset value, end of period	$4.99	$5.32
Net asset value total return (3)(4)	(2.64)%	1.12%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$42,880	$48,366
Shares outstanding, end of period	8,589,867	9,095,148
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses (5)	4.50%	4.29%
Fees and expenses waived or reimbursed (5)	(1.09)%	(0.98)%
Net operating expenses (5)	3.42%	3.31%
Net investment income (loss) before fees waived or reimbursed (5)	1.53%	(1.60)%
Net investment income (loss) after fees waived or reimbursed (5)	2.60%	(0.62)%
Ratio of interest and credit facility expenses to average net assets	—%	—%
Portfolio turnover rate (4)	—%	8%
Asset coverage ratio	—%	—%
Weighted average commission rate paid (6)	$—	$—

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one-year anniversary of the effective date of the registration statement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2026.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of March 31, 2025, is $1,333,575. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2025 quarterly fee waivers and expense reimbursements due from the Adviser as of March 31, 2025, which are subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
March 31, 2025	$225,789	$104,797	$120,992	$120,992	March 31, 2028

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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2022	$913,273	$535,679	$377,594	$92,216	December 31, 2025
September 30, 2022	678,333	392,955	285,378	124,667	September 30, 2025
June 30, 2022	434,019	273,308	160,711	98,950	June 30, 2025
March 31, 2022	211,896	150,135	61,761	61,761	Expired

During the three months ended March 31, 2025, $61,761 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three months ended March 31, 2025 and March 31, 2024:

During the three months ended March 31, 2025, we did not make long or short investments in portfolio companies and other investments. During the same period, we generated proceeds from sales and principal repayments on long investments of $15,213. As of March 31, 2025, our investment portfolio, with a total fair value of $43.2 million, consisted of 26 interests in portfolio companies (calculated as a percentage of total invested assets: 14.4% in first lien senior secured loans, 1.4% in third lien senior secured loans, 0.4% in corporate bonds, 37.0% in common stock, 26.2% in preferred stock, and 20.5% in LLC interests). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 90.81% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 7.3% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three months ended March 31, 2025, and March 31, 2024:

Net Investment Activity	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Purchases	$245	$507,500
Payment-in-kind	64,389	36,979
Sales and Principal Repayments	(15,213)	(4,469,705)

Net Portfolio Activity	$49,421	$(3,925,226)

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$40,974	63.4%	$—	—
Senior Secured Loans—Third Lien	23,660	36.6%	—	—
Corporate Bonds	—	—	507,500	100.0%
Preferred Stocks	—	—	—	—
LLC Interests	—	—	—	—
Warrants	—	—	—	—
Common Stocks	—	—	—	—

Total Investment Activity	$64,634	100.0%	$507,500	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2025, and December 31, 2024:

March 31, 2025
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$6,558,084	$6,248,782	14.4%
Senior Secured Loans — Third Lien	365,376	625,044	1.4%
LLC Interests	9,647,263	8,846,785	20.5%
Corporate Bonds	257,066	174,273	0.4%
Common Stocks	10,940,379	15,992,646	37.0%
Preferred Stock	11,552,848	11,361,936	26.3%

Total Invested Assets	$39,321,016	$43,249,466	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2024
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$6,505,009	$6,343,225	14.25%
Senior Secured Loans — Third Lien	331,386	603,289	1.35%
LLC Interests	9,647,263	9,104,190	20.45%
Corporate Bonds	251,864	228,324	0.51%
Common Stocks	10,940,392	16,773,663	37.67%
Preferred Stock	11,552,847	11,474,436	25.77%

Total Invested Assets	$39,228,761	$44,527,127	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Number of Investments	26	26
% Variable Rate (based on fair value)	3%	2%
% Non-Income Producing Equity or Other Investments (based on fair value)	28%	31%
Weighted Average Cost Price of Investments (as a % of par or stated value)	90.81%	90.25%
Weighted Average Credit Rating of Investments that were Rated	Ca	C
% of Fixed Income Investments on Non-Accrual (based on fair value)	7.3%	7.2%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2025, and December 31, 2024:

	March 31, 2025		December 31, 2024
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$9,664,904	22.3%	$7,528,838	16.9%
Broadly Syndicated – Public	2,029,038	4.7%	228,324	0.5%
Middle-Market	28,145,499	65.1%	31,014,995	69.7%
Opportunistic/Other	3,410,025	7.9%	5,754,970	12.9%

Total Invested Assets	$43,249,466	100.0%	$44,527,127	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2025, and December 31, 2024:

	March 31, 2025		December 31, 2024
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Bioplastics	$4,306,671	10.0%	$4,306,671	9.6%
Chemicals	42,500	0.1%	42,500	0.1%
Consumer Products	3,594,326	8.3%	3,594,920	8.1%
Energy	471,439	1.1%	470,954	1.1%
Financials	1,917,500	4.5%	2,352,500	5.3%
Healthcare	15,492,627	35.8%	15,606,555	35.0%
Media/Telecommunications	174,273	0.4%	228,324	0.5%
Real Estate	925,358	2.1%	977,345	2.2%
Telecommunication Services	8,875,221	20.5%	9,418,519	21.2%
Real Estate Investment Trusts (REITs)	7,449,551	17.2%	7,528,839	16.9%

Total Invested Assets	$43,249,466	100.0%	$44,527,127	100.0%

As of March 31, 2025, the Company was an “affiliated person,” as defined in the 1940 Act, of the following portfolio companies: NexPoint Real Estate Finance, Inc., NexPoint Capital REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of March 31, 2025, and December 31, 2024, 45.4% and 45.6% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Sapience Therapeutics, Inc.: As of March 31, 2025, and December 31, 2024, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.4 million and $8.4 million, respectively. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.

CCS Medical, Inc.: As of March 31, 2025, and December 31, 2024, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million and $3.0 million, respectively. CCS Medical, Inc. provides direct-to-home delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.

Apnimed, Inc.: As of March 31, 2025, and December 31, 2024, we held preferred shares of Apnimed Inc, with an aggregate fair value of $2.3 million and $2.3 million, respectively. Apnimed, Inc. is a clinical-stage pharmaceutical company focused on developing oral pharmacologic therapies for the treatment of obstructive sleep apnea (OSA) and related disorders. Apnimed’ s lead development program targets the neurologic control of upper airway muscles to maintain an open airway during sleep.

Carestream Health, Inc.: As of March 31, 2025, and December 31, 2024, we held first lien senior secured loans of Carestream Health, Inc. with an aggregate fair value of $1.1 million and $1.3 million, respectively. Carestream Health, Inc. develops and deploys medical imaging technologies for healthcare providers, and own over 1,000 patents in digital imaging, film, and imaging chemistry.

Sound Inpatient Physicians, Inc.: As of March 31, 2025, and December 31, 2024, we held tranche C senior secured loans of Sound Inpatient Physicians Inc. with an aggregate fair value of $0.6 million and $0.6 million, respectively. Sound Inpatient Physicians, Inc. offers emergency, hospital medicine, critical care programs, and advisory services to over 400 hospitals, 4,000 clinicians across more than 45 states throughout the United States.

Results of Operations for the three months ended March 31, 2025 and March 31, 2024

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

Expenses

For the three months ended March 31, 2025, and March 31, 2024, we had total net operating expenses before taxes of $381,024 or $0.2 per share and $404,577 or $0.04 per share, respectively. Base management fees attributed to the Adviser were $224,978 and $237,013 for the three months ended March 31, 2025, and March 31, 2024, respectively. Our expenses include administrative services expenses attributed to the Adviser of $43,253 and $47,693 for the three months ended March 31, 2025, and March 31, 2024, respectively.

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

Our other expenses subject to the Expense Limitation Agreement for three months ended March 31, 2025, and March 31, 2024, were $233,785 and $232,187, respectively, and consisted of the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Audit and tax fees	$44,993	$43,191
Legal fees	12,329	16,489
Custodian and accounting service fees	76,380	74,532
Reports to stockholders	29,582	27,397
Stock transfer fee	44,430	48,088
Directors’ fees	4,818	4,353
Other expenses	21,253	18,137

Total	$233,785	$232,187

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income (Loss)

We earned net investment income (loss) of $293,824 or $0.03 per share, and $(75,139) or $(0.01) per share, for the three months ended March 31, 2025 and March 31, 2024, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $15,213 and $4,649,705 during the three months ended March 31, 2025 and March 31, 2024, respectively, from which we realized a net gains/(losses) of $1,153 and $1,272,956 respectively

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2025, and March 31, 2024, the net change in unrealized appreciation (depreciation) on investments totaled $ (1,369,916) or $(0.16) per share, and $(676,820) or $(0.15) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2025, was primarily driven by the performance of NexPoint Capital REIT, LLC. The primary holding within the REIT subsidiary is NexPoint Real Estate Finance, Inc. common stock. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2024, was primarily driven by the performance of NexPoint Capital REIT, LLC. The primary holding within the REIT sub is NexPoint Real Estate Finance, Inc. common stock.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three months ended March 31, 2025, and March 31, 2024. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of March 31, 2025, would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2025, and March 31, 2024, the net increase/(decrease) in net assets resulting from operations was $(1,074,939) or $(0.12) per share, and $520,817 or $0.06 per share, respectively.

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Income	$650,016	$532,035
Net expenses	(381,024)	(404,577)
Income Tax Expense (Benefit)	(24,832)	202,777
Net realized gain/(loss)	1,153	1,272,956
Net unrealized appreciation (depreciation)	(1,369,916)	(676,820)
Net increase from amounts committed by affiliates	—	—

Total	$(1,074,939)	$520,817

Other Income and Expense

Income tax expense (benefit). The Company has recorded a current income tax expense (benefit) of (24,832) for the three months ended March 31, 2025, compared to 202,777 for the three months ended March 31, 2024, that is recorded on the Consolidated Statement of Operations.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2025, and March 31, 2024, we had cash and cash equivalents of $1,363,139 and $3,455,430, respectively. As of March 31, 2025, and March 31, 2024, $1,108,139 and $1,269,612 was held in the State Street U.S. Government Money Market Fund, and $255,000 and $2,185,818 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. In aggregate, as of March 31, 2025, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $12.7 million, representing 29.7% of the Company’s currently issued and outstanding common stock.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the three months ended March 31, 2025, and March 31, 2024, respectively, and were offset against capital in excess of par value on the consolidated financial statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025 and March 31, 2024, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $0 and $0 of incentive fees on capital gains, respectively Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of March 31, 2025.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three months ended March 31, 2025 and 2024 the Company did not make distributions in excess of net investment income.

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

For the three months ended March 31, 2025, the Company made the following distributions:

	$		$		$
Payable Date	Dividend/ Share (1)		Total Dividend (1)		Dividends Reinvested (2) (3)
3/31/2025		0.090		786,537		$—
1/29/2025(2)		—		—		246,146

Total		$0.090		$786,537		$246,146

[1]	For the current period, there were no dividends classified as return of capital.
[2]	The December 2024 Dividend was reinvested in January 2025, see total December 2024 Dividend in table below.

For the year ended December 31, 2024, the Company made the following distributions:

	$		$		$
Payable Date	Dividend/ Share (1)		Total Dividend (1)		Dividends Reinvested (2) (3)
12/31/2024(3)		$0.090		$782,608		$—
9/30/2024		0.090		794,130		272,153
6/30/2024		0.090		802,979		270,100
3/31/2024		0.090		818,563		261,274
1/24/2024(2)		—		—		258,421

Total		$0.360		$3,198,280		$1,061,948

[1]	Of the total dividends shown, $2,603,950 was classified as a return of capital.
[2]	The December 2023 Dividend was reinvested in January 2024, see total December 2023 Dividend in table below.
[3]	The December 2024 Dividend was reinvested in January 2025.

For the year ended December 31, 2023, the Company made the following distributions:

	$		$		$
Payable Date	Dividend/ Share (1)		Total Dividend (1)		Dividends Reinvested (2) (3)
12/31/2023(3)		$0.090		$837,847		$—
9/30/2023		0.090		842,040		277,313
6/30/2023		0.090		847,993		275,845
3/31/2023		0.090		859,401		280,881
1/24/2023(2)		—		—		293,686

Total		$0.360		$3,387,281		$1,127,725

[1]	Of the total dividends shown, $1,757,477 was classified as a return of capital.
[2]	The December 2022 Dividend was reinvested in January 2023, see total December 2022 Dividend in table below.
[3]	The December 2023 Dividend was reinvested in January 2024.

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•

Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. In aggregate, as of March 31, 2025, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $12.7 million, representing 29.7% of the Company’s currently issued and outstanding common stock.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of March 31, 2025, would have been lower. These payments are not recoupable by the Adviser.

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

As of March 31, 2025, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	1,305,000
MidWave Wireless, Inc.	Common Stocks	6,047,962
PlantSwitch, Inc.	Common Stocks	4,306,671
NexPoint Capital REIT, LLC	LLC Interests	5,981,505
US GAMING LLC	LLC Interests	2,865,280
777 Partners, LLC	Preferred Stocks	112,500
Apnimed, Inc.	Preferred Stocks	1,678,215
Apnimed, Inc.	Preferred Stocks	624,553
Sapience Therapeutics, Inc.	Preferred Stocks	3,800,000
Sapience Therapeutics, Inc.	Preferred Stocks	4,646,668
United Fidelity Bank FSB	Preferred Stocks	500,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc.	Senior Secured Loans	1,063,017
MidWave Wireless, Inc.	Senior Secured Loans	251,662
MidWave Wireless, Inc.	Senior Secured Loans	44,961
MidWave Wireless, Inc.	Senior Secured Loans	41,949

As of December 31, 2024, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	1,627,500
MidWave Wireless, Inc.	Common Stocks	6,169,084
PlantSwitch, Inc.	Common Stock	4,306,671
NexPoint Capital REIT, LLC	LLC Interests	6,283,910
US Gaming, LLC	LLC Interests	2,865,280
777 Partners, LLC	Preferred Stocks	225,000
Apnimed, Inc.	Preferred Stocks	1,678,215
Apnimed, Inc.	Preferred Stocks	624,553
Sapience Therapeutics, Inc.	Preferred Stocks	4,646,668
Sapience Therapeutics, Inc.	Preferred Stocks	3,800,000
United Fidelity Bank FSB	Preferred Stocks	500,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000

Instrument	Type	Fair Value
MidWave Wireless, Inc.	Senior Secured Loans	1,031,371
MidWave Wireless, Inc.	Senior Secured Loans	244,089
MidWave Wireless, Inc.	Senior Secured Loans	43,608
MidWave Wireless, Inc.	Senior Secured Loans	40,687

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2025, and March 31, 2024, the Adviser did not incur or pay any organization costs on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three months ended March 31, 2025, and March 31, 2024, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three months ended March 31, 2025, and March 31, 2024, the Company capitalized $0 and $0, respectively, of offering costs. As of March 31, 2025 and March 31, 2024, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2025, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

The Company may hold certain portfolio company investments through consolidated taxable subsidiaries. The Company does not expect for the investments of its consolidated taxable subsidiaries to be subject to state income taxes. Accordingly, the Company’s provision for income taxes is reflective of only the U.S. federal statutory corporate tax rate of 21.0%. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of March 31, 2025, and 2024, the Company recorded deferred tax assets of $58,414 and $13,020, respectively, and recorded deferred tax liabilities of $68,277 and $202,777, respectively, that are presented net in the accompanying consolidated balance sheet, for certain of the Company’s taxable consolidated subsidiaries. The only component of the deferred tax asset and liabilities is net unrealized depreciation on portfolio investments held within the taxable subsidiaries. Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did not record a valuation allowance related to its deferred tax assets as of March 31, 2025.

Recent Accounting Pronouncements

Please refer to Note 2 to the financial statements included herein for discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of March 31, 2025, 77% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating SOFR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	65,076	—	65,076
Up 100 basis points	130,152	—	130,152
Up 200 basis points	260,303	—	260,303
Up 300 basis points	390,455	—	390,455

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

NEXPOINT CAPITAL, INC.

Date: May 15, 2025	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: May 15, 2025	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer