Form 10-K
period 2025-12-31
NexPoint Capital, Inc.
filed 2026-03-31
CIK 1588272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form

10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in February 14, 2018 and the final offering price was $10.75. Since the registrant closed its public offering it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $4.60 per share. As of December 31, 2025, the Registrant had 8,359,344 shares of common stock, $0.001 par value, outstanding.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form

10-K

are incorporated by reference into Part III of this Annual Report on Form

10-K.
Auditor Firm Id: 925 Auditor Name: Cohen & Company, LTD. Auditor Location: Cleveland, Ohio, Unites States

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
Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 27.05% of the Company’s currently issued and outstanding common stock as of July 21, 2023. In aggregate, as of December 31, 2025, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $11.2 million.
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
As of December 31, 2025, there are three consolidated subsidiaries: the BDC Sapience Holdco, LLC; BDC US Gaming Holdco, LLC; and BDC AB Holdco, LLC, (collectively, the “HoldCos”) formed under the laws of the State of Delaware on June 21, 2023, March 15, 2024 and March 15, 2024, respectively. The Consolidated Schedule of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financial Highlights of the Company include the accounts of the Subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation for the Company. As of December 31, 2025, total assets of the Company were $38,169,968 of which $6,255,401 or approximately 16.39%, was held in BDC Sapience Holdco, LLC, $490,205 or approximately 1.28% was held in BDC AB Holdco, LLC, and $1,167,032 or approximately 3.06% was held in BDC US Gaming Holdco, LLC.

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
As of December 31, 2025, our investment portfolio, with a total fair value of $37.6 million, consisted of 23 positions in portfolio companies (calculated as a percentage of total invested assets: 14.2% in first lien senior secured loans, 0.7% in corporate bonds, 32.2% in common stock, 30.0% in preferred stock, and 22.9% in LLC interests). As of December 31, 2025, the debt investments in our portfolio carry a weighted average cost price of 97.40% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 2.49% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.
Recent Developments
On January 23, 2026, the Board of the Company declared a cash distribution of $0.09 per share of the Company’s common stock, par value $0.001 per share, payable on January 23, 2026, to the stockholders of record on December 31, 2025.
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
Uncertainties surrounding the sovereign debt of a number of European Union (EU) countries and the viability of the EU have disrupted and may in the future disrupt markets in the United States and around the world. If one or more countries leave the EU or the EU dissolves, the world’s securities markets will likely be significantly disrupted.
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
As of December 31, 2025, the Company did not utilize any leverage.
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
We intend to invest in the equity and mezzanine tranches in CLOs, which involve a number of significant risks. CLOs are typically highly levered, and therefore the equity and mezzanine tranches that we will invest in are subject to a higher risk of total loss. In particular, investors in CLOs indirectly bear risks of the underlying debt investments held by such CLOs. We will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLOs. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices (and, therefore, the prices of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.
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
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2025:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column
Common Stock	200,000,000	—	8,359,344
Preferred Stock	25,000,000	—	—
As of December 31, 2025, we had 1,148 record holders of our common stock.
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
Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
October 8, 2014	652,174	$9.20	0
March 31, 2016	3,232	8.55	3,232
December 31, 2016	4,169	9.24	4,169
March 31, 2017	58,893	9.59	58,893
June 30, 2017	23,441	9.59	23,441
September 30, 2017	37,284	9.36	37,284
December 31, 2017	10,820	9.52	10,820

March 31, 2018	73,736	9.89	73,736
June 30, 2018	142,605	9.69	142,605
September 30, 2018	73,877	9.61	73,877
December 31, 2018	183,934	8.75	183,934
March 31, 2019	125,146	8.51	125,146
June 30, 2019	71,112	8.69	71,112
September 30, 2019	127,126	8.58	127,126
December 31, 2019	131,082	8.41	131,082
March 31, 2020	49,418	4.88	49,418
June 30, 2020	45,916	5.87	45,916
September 30, 2020	51,384	6.09	51,384
December 31, 2020	77,523	6.16	77,523
March 31, 2021	263,285	6.31	263,285
June 30, 2021	214,460	6.38	214,460
September 30, 2021	119,019	6.55	119,019
December 31, 2021	131,229	6.36	131,229
March 31, 2022	85,999	6.40	85,999
June 30, 2022	102,662	6.02	102,662
September 30, 2022	195,785	5.94	195,785
December 31, 2022	94,263	5.73	94,263
March 31, 2023	181,298	5.47	181,298
June 30, 2023	179,159	5.26	179,159
September 30, 2023	118,580	5.27	118,580
December 31, 2024	99,756	5.22	99,756
March 31, 2024	267,516	5.30	267,516
June 30, 2024	158,111	5.25	208,163
September 30, 2024	156,359	5.55	156,359
December 31, 2024	175,103	5.49	175,103
March 31, 2025	149,885	5.21	149,885
June 30, 2025	160,278	4.84	160,278
September 30, 2025	92,101	4.67	92,101
December 31, 2025	128,711	4.75	128,711
For the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, and 2019 the Company did not repurchase any shares as part of its death and disability program. For the year ended December 31, 2018, the Company also repurchased 3,752 shares as part of its death and disability program. For the year ended December 31, 2016, the Company also repurchased 15,553 shares as part of its death and disability program. For the years ended December 31, 2017, 2015 and 2014, the Company did not repurchase any shares as part of its death and disability program.
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
On a quarterly basis, we will send information to all stockholders of record regarding distributions paid to our stockholders in such quarter.
Please see below for a table detailing the dividends paid for the year ended December 31, 2025:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2025 (3)	$0.090	$752,341	$—
9/30/2025	0.090	759,208	240,571
6/30/2025	0.090	749,466	241,804
3/31/2025	0.090	786,537	239,554
1/24/2025 (2)	—	—	246,146

Total	$0.360	$3,047,552	$968,075

1	Of the total dividends shown, $3,047,552 was classified as a return of capital.
2	The December 2024 Dividend was reinvested in January 2025, see total December 2024 Dividend in table below.
3	The December 2025 Dividend was reinvested in January 2026.
Please see below for a table detailing the dividends paid for the year ended December 31, 2024:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2024 (3)	$0.090	$782,608	$—
9/30/2024	0.090	794,130	272,153
6/30/2024	0.090	802,979	270,100
3/31/2024	0.090	818,563	261,274
1/24/2024 (2)	—	—	258,421

Total	$0.360	$3,198,280	$1,061,948

4	Of the total dividends shown, $2,603,950 was classified as a return of capital.
5	The December 2023 Dividend was reinvested in January 2024, see total December 2023 Dividend in table below.
6	The December 2024 Dividend was reinvested in January 2025.

Please see below for a table detailing the dividends paid for the year ended December 31, 2023:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2023 (3)	$0.090	$837,847	$—
9/30/2023	0.090	842,040	277,313
6/30/2023	0.090	847,993	275,845
3/31/2023	0.090	859,401	280,881
1/24/2023 (2)	—	—	293,686

Total	$0.360	$3,387,281	$1,127,725

1	Of the total dividends shown, $1,757,477 was classified as a return of capital.
2	The December 2022 Dividend was reinvested in January 2023, see total December 2022 Dividend in table below.
3	The December 2023 Dividend was reinvested in January 2024.
Please see below for a table detailing the dividends paid for the year ended December 31, 2022:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2022 (3)	$0.090	$870,980	$—
9/30/2022	0.090	874,461	303,070
6/30/2022	0.090	887,710	298,766
3/31/2022	0.090	892,680	301,212
1/2/2022 (2)	—	—	306,152

Total	$0.360	$3,525,831	$1,209,200

1	Of the total dividends shown, $1,999,373 was classified as a return of capital.
2	The December 2021 Dividend was reinvested in January 2022, see total December 2021 Dividend in table below.
3	The December 2022 Dividend was reinvested in January 2023.
Please see below for a table detailing the dividends paid for the year ended December 31, 2021:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2021 (3)	$0.090	$896,061	$—
9/30/2021	0.090	903,359	320,218
6/30/2021	0.090	909,619	322,287
3/31/2021	0.090	924,140	331,405
1/2/2021 (2)	—	—	345,331

Total	$0.360	$3,633,179	$1,319,241

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2020 Dividend was reinvested in January 2021, see total December 2020 Dividend in table below.
3	The December 2021 Dividend was reinvested in January 2022.
Please see below for a table detailing the dividends paid for the year ended December 31, 2020:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/31/2020 (3)	$0.090	$942,766	$—
9/30/2020	0.090	944,487	347,961
4/27/2020	0.060	633,540	241,202
3/27/2020	0.060	629,128	237,068
2/27/2020	0.060	631,127	245,478
1/30/2020	0.060	628,352	396,837
1/2/2020 (2)	—	—	396,214

Total	$0.420	$4,409,400	$1,864,760

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2019 Dividend was reinvested in January 2020, see total December 2019 Dividend in table below.
3	The December 2020 Dividend was reinvested in January 2021

Please see below for a table detailing the dividends paid for the year ended December 31, 2019:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
1/02/2020	$0.060	$625,526	$—
11/28/2019	0.060	630,505	398,908
10/30/2019	0.060	627,684	397,044
10/02/2019	0.060	632,534	397,215
8/28/2019	0.060	628,890	398,232
7/31/2019	0.060	626,130	395,900
6/26/2019	0.060	624,201	396,249
5/30/2019	0.060	625,758	398,933
5/01/2019	0.060	623,117	396,582
3/27/2019	0.060	620,420	392,542
2/27/2019	0.060	625,257	397,969
1/30/2019	0.060	622,648	397,645
1/03/2019 (2)	—	—	456,444

Total	$0.720	$7,512,670	$4,823,663

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2018 Dividend was reinvested in January 2019, see total December 2018 Dividend in table below.
3	The December 2019 Dividend was reinvested in January 2020.
Please see below for a table detailing the dividends paid for the year ended December 31, 2018:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested (2)
1/03/2019	$0.069	$721,979	$—
11/28/2018	0.055	579,638	370,940
10/31/2018	0.069	721,071	461,560
9/26/2018	0.055	578,884	369,031
8/29/2018	0.055	576,777	367,935
8/01/2018	0.069	717,708	459,995
6/27/2018	0.055	579,962	367,710
5/30/2018	0.055	577,847	368,895
5/02/2018	0.069	719,079	459,922
3/28/2018	0.055	577,343	367,026
2/28/2018	0.055	566,708	368,154
1/31/2018	0.069	683,782	451,968

Total	$0.730	$7,600,778	$4,413,136

1	For the current period, there were no dividends classified as a return of capital.
2	The December 2018 Dividend was reinvested in January 2019.

Please see below for a table detailing the dividends paid for the year ended December 31, 2017:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)(3)
12/27/2017	$0.055	$532,460	$351,929
11/29/2017	0.055	517,804	341,262
11/1/2017	0.069	636,662	417,795
9/27/2017	0.055	505,439	331,096
8/30/2017	0.055	497,727	328,315
8/2/2017	0.069	610,689	403,364
6/28/2017	0.055	481,256	318,649
5/31/2017	0.069	580,257	385,226
4/26/2017	0.055	445,910	295,916
3/29/2017	0.055	431,714	286,868
3/1/2017	0.055	418,078	277,772
2/1/2017	0.069	499,353	332,190

Total	$0.716	$6,157,349	$4,070,382

1	For the current period, there were no dividends classified as a return of capital.
Please see below for a table detailing the dividends paid for the year ended December 31, 2016:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/28/2016	$0.055	$382,152	$255,650
11/30/2016	0.055	368,541	247,396
11/2/2016	0.069	430,784	292,800
9/30/2016	0.055	321,955	220,312
8/31/2016	0.069	377,172	261,451
7/30/2016	0.055	277,907	200,860
6/29/2016 (2)	0.055	255,731	190,535
6/1/2016 (3)	0.067	280,557	216,628
4/29/2016	0.058	228,769	177,275
3/31/2016	0.058	196,318	161,095
2/29/2016	0.058	178,122	152,304
1/29/2016	0.058	166,836	146,197

Total	$0.712	$3,464,844	$2,522,2503

1	For the current period, there were no dividends classified as a return of capital.
2	On May 12, 2016, the Board approved a $0.002 per share monthly increase to the dividend, which was normalized to the weekly distribution schedule starting in June 2016.
3	Beginning in May 2016, we began declaring dividends weekly.

Please see below for a table detailing the dividends paid for the year ended December 31, 2015:

Payable Date	Dividend/ Share	Total Dividend (1)	Dividends Reinvested
12/31/2015	$0.058	$155,396	$139,260
11/30/2015	0.058	147,122	137,008
10/30/2015	0.058	141,377	134,845
9/30/2015	0.058	134,498	130,315
8/31/2015	0.058	128,773	124,959
7/31/2015	0.058	125,195	122,496
6/30/2015	0.058	117,215	115,203
5/29/2015	0.058	114,540	112,647
4/30/2015	0.058	108,525	107,595
3/31/2015	0.058	104,842	104,543
2/27/2015	0.058	100,082	100,044
1/30/2015	0.050	69,054	69,022

Total	$0.688	$1,446,619	$1,397,937

1	Of the total dividends shown, $262,760 was classified as a return of capital.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The Adviser has also entered into a Services Agreement with Highgate Consulting Group, Inc., doing business as Skyview Group (“Skyview”), effective February 25, 2021, pursuant to which the Adviser will receive administrative and operational support services to enable it to provide the required advisory services to the Company. The Adviser will compensate all Adviser and Skyview personnel who provide services to the Company.
In July 2022, the Adviser formed NexPoint Services, LLC (“NexPoint Services”) as a new 100% wholly-owned subsidiary to perform administrative and accounting services for the Adviser. Certain Skyview personnel were dual-employees of NexPoint Services, with the same services being performed by the dual-employees. As of July 2025, the Adviser has begun transitioning certain Skyview and all NexPoint Services personnel back to the Adviser. The Adviser, and not the Company, will compensate all Adviser, Skyview, and dual-employee personnel who provide services to the Company.
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
Public Offering
As a result of a series of private placements to the Adviser, we successfully satisfied the minimum offering requirement and officially commenced operations on September 2, 2014. In connection with the satisfaction of the minimum offering requirement and the commencement of our operations, the Investment Advisory Agreement became effective and the base management fee and any incentive fees, as applicable, payable to the Adviser under the Investment Advisory Agreement began to accrue. In February 2018, we closed our continuous public offering of shares of common stock. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company, representing 26.9% of the Company’s then issued and outstanding common stock, in aggregate. As of December 31, 2025, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $11.2 million, representing 30.5% of the Company’s currently issued and outstanding common stock, in aggregate.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of December 31, 2025 is $1,426,759. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.
The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2025, which may become subject to recoupment by the Adviser.

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2025	$941,904	$385,405	$556,499	$127,754	December 31, 2028
September 30, 2025	687,933	285,678	402,255	136,100	September 30, 2028
June 30, 2025	467,440	201,285	266,155	145,163	June 30, 2028
March 31, 2025	225,789	104,797	120,992	120,992	March 31, 2028
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

Quarter Ended	Yearly Cumulative Other Expenses	Yearly Expense Limitation	Yearly Cumulative Expense Reimbursement	Quarterly Recoupable/ (Recouped) Amount	Recoupment Eligibility Expiration
December 31, 2023	$902,219	$481,443	$420,776	$140,233	December 31, 2026
September 30, 2023	630,925	350,382	280,543	96,669	September 30, 2026
June 30, 2023	420,066	236,192	183,874	102,016	June 30, 2026
March 31, 2023	208,486	126,628	81,858	81,858	March 31, 2026
During the year ended December 31, 2025, $377,594 of expense reimbursements that were eligible for recoupment by the Adviser expired.
There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the years ended December 31, 2025, 2024 and 2023
During the year ended December 31, 2025, we did not make long or short investments in portfolio companies and other investments. During the same period, we generated proceeds from sales and principal repayments on long investments of $2,814,571. As of December 31, 2025, our investment portfolio, with a total fair value of $37.6 million, consisted of 23 interests in portfolio companies (calculated as a percentage of total invested assets: 14.2% in first lien senior secured loans, 0.7% in corporate bonds, 32.2% in common stock, 30.0% in preferred stock, and 22.9% in LLC interests). As of December 31, 2025, the debt investments in our portfolio carry a weighted average cost price of $97.92 on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 9.4% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.
During the year ended December 31, 2024, we made long investments in portfolio companies and other investments totaling $5,636,783. During the same period, we generated proceeds from sales and principal repayments on long investments of $12,347,585. As of December 31, 2024, our investment portfolio, with a total fair value of $44.5 million, consisted of 26 positions in portfolio companies (calculated as a percentage of investments:14.2% in first lien senior secured loans, 1.4% in third lien senior secured loans, 0.5% in corporate bonds, 37.7% in common stocks, 25.8% in preferred stocks and 20.4% in LLC interests). As of December 31, 2024, the debt investments in our portfolio carry a weighted average cost price of 90.29% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 2.45% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders and does not include income from CLO equity.
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
Total Portfolio Activity
The following tables present selected information regarding our portfolio investment activity for the years ended December 31, 2025, 2024 and 2023:

Net Investment Activity	December 31, 2025	December 31, 2024	December 31, 2023
Purchases	$—	$5,636,783	$4,569,498
Proceeds from Securities Sold Short	—	—	—
Payment-in-kind	197,521	350,968	131,372
Purchases of Securities Sold Short	—	—	—
Sales and Principal Repayments	(2,814,571)	(12,347,585)	(8,576,616)

Net Portfolio Activity	$(2,617,050)	$(6,359,834)	$(3,875,746)

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$—	0.0%	$5,636,398	99.9%	$3,504,498	76.7%
Senior Secured Loans—Third Lien	—	0.0%	—	0.0%	—	0.0%
Corporate Bonds – Senior Unsecured	—	0.0%	—	0.0%	482,500	10.6%
Equities	—	0.0%	—	0.0%	582,500	12.7%
LLC Interests	—	0.0%	—	0.0%	—	0.0%
Mortgage-Backed-Securities	—	0.0%	—	0.0%	—	0.0%
Closed-End Mutual Funds	—	0.0%	—	0.0%	—	0.0%
Preferred Stocks	—	0.0%	385	8.8%	—	0.0%
Warrants	—	0.0%	—	0.0%	—	0.0%

Total Investments	$—	0.0%	$5,636,783	100.0%	$4,569,498	100.0%
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2025, and December 31, 2024:

December 31, 2025
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$5,990,108	$5,339,307	14.2%
Senior Secured Loans — Second Lien	—	—	0.0%
LLC Interests	8,921,300	8,614,188	22.9%
Corporate Bonds	272,084	255,106	0.7%
Common Stocks	9,114,660	12,122,756	32.2%
Preferred Stock	11,552,847	11,260,043	30.0%

Total Invested Assets	$35,850,999	$37,591,400	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2024
Portfolio Composition by Investment Type	Amortized Cost (1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$6,505,009	$6,343,225	14.2%
Senior Secured Loans — Second Lien	331,386	603,289	1.4%
LLC Interests	9,647,263	9,104,190	20.4%
Corporate Bonds	251,864	228,324	0.5%
Common Stocks	10,940,392	16,773,663	37.7%
Preferred Stock	11,552,847	11,474,436	25.8%

Total Invested Assets	$39,228,761	$44,527,127	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2025, and December 31, 2024:

	December 31, 2025	December 31, 2024
Number of Investments	23	26
% Variable Rate (based on fair value)	2%	2%
% Non-Income Producing Equity or Other Investments (based on fair value)	29%	31%
Weighted Average Cost Price of Investments (as a % of par or stated value)	97.92%	90.25%
Weighted Average Credit Rating of Investments that were Rated	C	C
% of Fixed Income Investments on Non-Accrual (based on fair value)	9.4%	7.2%
Portfolio Composition by Strategy and Industry
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2025, and December 31, 2024:

	December 31, 2025		December 31, 2024
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$10,044,840	26.7%	$7,528,838	16.9%
Broadly Syndicated – Public	1,672,006	4.4%	228,324	0.5%
Middle-Market	24,063,475	64.0%	31,014,995	69.7%
Opportunistic/Other	1,811,079	4.8%	5,754,970	12.9%

Total Invested Assets	$37,591,400	100.0%	$44,527,127	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2025, and December 31, 2024:

	December 31, 2025		December 31, 2024
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Bioplastics	$2,653,228	7.1%	$4,306,671	9.6%
Chemicals	—	0.0%	42,500	0.1%
Consumer Products	3,120,940	8.3%	3,594,920	8.1%
Energy	181,852	0.5%	470,954	1.1%
Financials	1,643,750	4.4%	2,352,500	5.3%
Healthcare	14,571,550	38.8%	15,606,555	35.0%
Media/Telecommunications	255,106	0.7%	228,324	0.5%
Real Estate Investment Trusts (REITs)	704,611	1.9%	977,345	2.2%
Real Estate	6,782,987	18.0%	9,418,519	21.2%
Telecommunication Services	7,677,376	20.4%	7,528,839	16.9%

Total Invested Assets	$37,591,400	100.0%	$44,527,127	100.0%

As of December 31, 2025, the Company was an “affiliated person,” as defined in the 1940 Act, of NexPoint Real Estate Finance, Inc., NexPoint Capital, REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments
As of December 31, 2025, and December 31, 2024, 43.6% and 45.6% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:
Healthcare Investments
Sapience Therapeutics, Inc.:
As of December 31, 2025, and December 31, 2024, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.6 million and $8.4 million, respectively. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.
CCS Medical, Inc.:
As of December 31, 2025, and December 31, 2024, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million and $3.0 million, respectively. CCS Medical, Inc. provides direct-to-home
delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.
Apnimed
, Inc.: As of December 31, 2025, and December 31, 2024, we held preferred shares of Apnimed Inc, with an aggregate fair value of $2.2 million and $2.3 million, respectively. Apnimed, Inc. is a clinical-stage pharmaceutical company focused on developing oral pharmacologic therapies for the treatment of obstructive sleep apnea (OSA) and related disorders. Apnimed’s lead development program targets the neurologic control of upper airway muscles to maintain an open airway during sleep.
Carestream Health, Inc.:
As of December 31, 2025, and December 31, 2024, we held first lien senior secured loans of Carestream Health, Inc. with an aggregate fair value of $0.8 million and $1.3 million, respectively. Carestream Health, Inc. develops and deploys medical imaging technologies for healthcare providers, and owns over 1,000 patents in digital imaging, film, and imaging chemistry.
Sound Inpatient Physicians, Inc.:
As of December 31, 2024, we held tranche C senior secured loans of Sound Inpatient Physicians Inc. with an aggregate fair value of $0.6 million. As of December 31, 2025, we no longer held tranche C senior secured loans of Sound Inpatient Physicians Inc. Sound Inpatient Physicians, Inc. offers emergency, hospital medicine, critical care programs, and advisory services to over 400 hospitals, 4,000 clinicians across more than 45 states throughout the United States.
Results of Operations for the years ended December 31, 2025, 2024, and 2023
Revenues
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
Expenses
For the years ended December 31, 2025, 2024, and 2023, respectively, we had total net operating expenses of $1,367,146 or $0.16 per share, $1,579,823 or $0.17 per share, and $1,678,309 or $0.17 per share. Our operating expenses include base management fees attributed to the Adviser of $785,865, $945,241, and $942,612 for the year ended December 31, 2025, 2024, and 2023. Of these amounts, $0, $0, and $0 were voluntarily waived. Our expenses also include administrative services expenses attributed to the Adviser of $163,446, $186,249, and $194,764 for the years ended December 31, 2025, 2024, and 2023, respectively.

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
Our other expenses subject to the Expense Limitation Agreement for years ended December 31, 2025, 2024, and 2023, respectively, were $947,844, $913,667, and $902,219, and consisted of the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Audit and tax fees	$187,500	$197,000	$166,039
Legal fees	23,510	62,959	43,949
Custodian and accounting service fees	309,640	310,494	311,664
Reports to stockholders	143,639	182,450	134,324
Stock transfer fee	179,505	98,865	167,547
Directors’ fees	15,247	19,733	15,194
Other expenses	88,803	42,166	63,502

Total	$947,844	$913,667	$902,219

Please refer to the Expense Limitation section above for further details on expense reimbursements.
Net Investment Income (Loss)
We earned net investment income (loss) of $(231,994) or $(0.03) per share, $655,661 or $0.07 per share, $1,653,914 or $0.17 per share for the years ended December 31, 2025, 2024, and 2023, respectively.
Net Realized Gains or Losses
We had sales or principal repayments of $2,814,571, $12,347,585, and $8,576,616, during the years ended December 31, 2025, 2024, and 2023, respectively, from which we realized net gains (losses) of $(70,279), $(494,867), and $(4,345,706), respectively.
Net Change in Unrealized Appreciation (Depreciation) on Investments
For the years ended December 31, 2025, 2024, and 2023, the net change in unrealized appreciation (depreciation) on investments totaled $(3,557,965) or $(0.41) per share, $1,883,903 or $0.22 per share, and $4,132,719 or $0.43 per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2025, was primarily driven by the performance of MidWave Wireless, Inc. Common Stock, American Banknote Corp. Common Stock, and the sale of TALOS. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2024, was primarily driven by the performance of MidWave Wireless, Inc. Common Stock, PlantSwitch, Inc. Common Stock, American Banknote Corp. Common Stock, and the US Gaming LLC Interests. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2023, was primarily driven by the performance of America Banknote Corporation Common Stock, Apnimed, Inc. Preferred Stock, and the Sound Inpatient Term Loan.
Net Increase from Payment from Affiliates
For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the years ended December 31, 2025, 2024 and 2023. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of December 31, 2025 would have been lower. These payments are shown in the Consolidated Statements of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2025, 2024 and 2023, the net increase/(decrease) in net assets resulting from operations was $(3,861,645) or $(0.45) per share, $1,996,984 or $0.22 per share, and $1,453,947 or $0.15 per share, respectively.

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Income	$1,135,152	$2,235,486	$3,332,223
Expenses	(1,367,146)	(1,579,823)	(1,678,309)
Income Tax (Expense) Benefit	(1,407)	(47,715)	13,020
Net Realized Gain (Loss)	(70,279)	(494,867)	(4,345,706)
Net Unrealized Appreciation (Depreciation)	(3,557,965)	1, 883,903	4,132,719
Net increase from amounts committed by affiliates	—	—	—

Total	$(3,861,645)	$1,996,984	$1,453,947
Financial Condition, Liquidity and Capital Resources
As of December 31, 2025, and December 31, 2024, we had cash and cash equivalents of $352,412 and $1,671,503, respectively. As of December 31, 2025, and December 31, 2024, $54,571 and $1,434,726 was held in the State Street U.S. Government Money Market Fund, and $297,841 and $236,777 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.
Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty purchased a total of 2,549,002 shares of the Company, representing 26.9% of the Company’s then issued and outstanding common stock, in aggregate. As of December 31, 2025, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $11.2 million, representing 30.5% of the Company’s currently issued and outstanding common stock, in aggregate.
The sales commissions and dealer manager fees related to the sale of our common stock were $0, $0, and $0, for the years ended December 31, 2025, 2024, and 2023 and were offset against capital in excess of par value on the financial statements.
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
Contractual Obligations and
Off-Balance
Sheet Arrangements
We may become a party to financial instruments with
off-balance
sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2025 and December 31, 2024, we had no outstanding commitments to fund investments.
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
The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the years ended December 31, 2025 and December 31, 2024, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of December 31, 2025.
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
To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the years ended December 31, 2025, 2024 and 2023 the Company made $3,047,552, $2,603,950 and $1,757,477, respectively, of distributions in excess of net investment income.
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
For the year ended December 31, 2025, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)
12/31/2025 (3)	$0.090	$752,341	$—
9/30/2025	0.090	759,208	240,571
6/30/2025	0.090	749,466	241,804
3/31/2025	0.090	786,537	239,554
1/24/2025 (2)	—	—	246,146

Total	$0.360	$3,047,552	$968,075

1	For the current period, there were $3,047,552 dividends classified as return of capital.
2	The December 2024 Dividend was reinvested in January 2025, see total December 2024 Dividend in table below.
3	The December 2025 Dividend was reinvested in January 2026.

For the year ended December 31, 2024, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2) (3)
12/31/2024 (3)	$0.090	$782,608	$—
9/30/2024	0.090	794,130	272,153
6/30/2024	0.090	802,979	270,100
3/31/2024	0.090	818,563	261,274
1/24/2024 (2)	—	—	258,421

Total	$0.360	$3,198,280	$1,061,948

1	Of the total dividends shown, $2,603,950 was classified as a return of capital.
2	The December 2023 Dividend was reinvested in January 2024, see total December 2023 Dividend in table below.
3	The December 2024 Dividend was reinvested in January 2025.
For the year ended December 31, 2023, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2) (3)
12/31/2023 (3)	$0.090	$837,847	$—
9/30/2023	0.090	842,040	277,313
6/30/2023	0.090	847,993	275,845
3/31/2023	0.090	859,401	280,881
1/24/2023 (2)	—	—	293,686

Total	$0.360	$3,387,281	$1,127,725

1	Of the total dividends shown, $1,757,477 was classified as a return of capital.
2	The December 2022 Dividend was reinvested in January 2023.
3	The December 2023 Dividend was reinvested in January 2024.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•
Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty purchased a total of 2,549,002 shares of the Company, representing 26.9% of the Company’s then issued and outstanding common stock, in aggregate. As of December 31, 2025, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $11.2 million, representing 30.5% of the Company’s currently issued and outstanding common stock, in aggregate.

•
Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of December 31, 2025, would have been lower. These payments are not recoupable by the Adviser.

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
, or ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.
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
As of December 31, 2025, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	$1,143,750
MidWave Wireless, Inc.	Common Stocks	6,149,576
PlantSwitch, Inc.	Common Stock	2,653,228
NexPoint Capital REIT, LLC	LLC Interests	5,493,248
US Gaming, LLC	LLC Interests	3,120,940
777 Partners, LLC	Preferred Stocks	—
Apnimed, Inc.	Preferred Stocks	1,599,844
Apnimed, Inc.	Preferred Stocks	603,373
Sapience Therapeutics, Inc.	Preferred Stocks	4,679,252
Sapience Therapeutics, Inc.	Preferred Stocks	3,877,574
United Fidelity Bank FSB	Preferred Stocks	500,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc.	Senior Secured Loans	1,158,740
MidWave Wireless, Inc.	Senior Secured Loans	274,324
MidWave Wireless, Inc.	Senior Secured Loans	45,726
MidWave Wireless, Inc.	Senior Secured Loans	49,010

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

Organization Costs
Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the year ended December 31, 2025, 2024, and 2023, the Adviser did not incur any organization costs on our behalf.
Offering Costs
Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the years ended December 31, 2025, 2024, and 2023, the Adviser incurred offering costs of $0, $0, and $0, respectively, on our behalf. For the years ended December 31, 2025, 2024, and 2023, the Company capitalized $0, $0, and $0, respectively, of offering costs. Of the capitalized offering costs, $0, $0, and $0 were amortized to expense during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, and December 31, 2024, $0 and $0 remained on the Consolidated Statements of Assets and Liabilities, respectively.
Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2025, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
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
The Company may hold certain portfolio company investments through consolidated taxable subsidiaries. The Company does not expect for the investments of its consolidated taxable subsidiaries to be subject to state income taxes. Accordingly, the Company’s provision for income taxes is reflective of only the U.S. federal statutory corporate tax rate of 21.0%. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of December 31, 2025, and 2024, the Company recorded deferred tax assets of $70,830 and $33,582, respectively, and recorded deferred tax liabilities of $106,932 and $68,277, respectively, that are presented net in the accompanying consolidated balance sheet, for certain of the Company’s taxable consolidated subsidiaries.
The only component of the deferred tax asset and liabilities is net unrealized appreciation and depreciation on portfolio investments held within the taxable subsidiaries. Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did not record a valuation allowance related to its deferred tax assets as of December 31, 2025.
Recent Accounting Pronouncements
Please refer to Note 2 to the consolidated financial statements included herein for discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, most significantly changes in interest rates. As of December 31, 2025, 2.1% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating SOFR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.
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
pre-incentive
fee net investment income.
Assuming that the Consolidated Statement of Assets and Liabilities as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	(Increase) decrease in interest expense	Increase (decrease) in NII
Down 25 basis points	$—	$—	$—
Up 50 basis points	57,011	—	57,011
Up 100 basis points	114,022	—	114,022
Up 200 basis points	228,043	—	228,043
Up 300 basis points	342,065	—	342,065
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

Item 8.	Financial Statements and Supplementary Data
NexPoint Capital, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets
Unaffiliated investments, at fair value (cost of $27,423,302 and $28,672,769, respectively)	$30,468,925	$35,244,976
Affiliated investments, at fair value (cost of $8,427,697 and $10,555,992, respectively) (1)	7,122,475	9,282,151
Cash and cash equivalents	352,412	1,671,503
Dividends and interest receivable	25,672	171,456
Receivable from Adviser (2)	118,906	149,659
Prepaid expenses	10,748	537
Deferred tax asset (3)	70,830	33,582
Other receivables	—	22,137

Total assets	38,169,968	46,576,001

Liabilities
Payable for fund shares repurchased	6,604	922
Payable to Adviser (2)	226,186	312,204
Accrued expenses and other liabilities	339,971	135,720
Distributions payable	752,341	782,608
Deferred tax liability (3)	106,932	68,277

Total liabilities	1,432,034	1,299,731

Commitments and contingencies (4)
Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 8,359,344 and 8,695,640 shares issued and outstanding, respectively)	8,359	8,696
Paid-in capital in excess of par	72,231,634	77,183,987
Distributable earnings (accumulated loss)	(35,502,059)	(31,916,413)

Total net assets	$36,737,934	$45,276,270

Net asset value per share of common stock	$4.39	$5.21

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of the deferred tax asset/liability.
(4)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).
See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2025	2024	2023
Investment income:
Interest	$910,626	$1,060,346	$1,918,030
Interest paid-in-kind	197,521	350,724	131,372
Dividend income from unaffiliated investments	—	75,000	444,982
Dividend income from affiliated investments (1)	18,884	741,489	837,839
Other income	8,121	7,927	—

Total investment income	1,135,152	2,235,486	3,332,223
Expenses:
Investment advisory fees (2)	785,865	945,241	942,612
Custodian and accounting service fees	309,640	310,494	311,664
Administration fees (2)	163,446	186,249	194,764
Stock transfer fee	179,505	98,865	167,547
Audit and tax fees	187,500	197,000	166,039
Reports to stockholders	143,639	182,450	134,324
Other expenses	88,803	52,806	122,992
Legal fees	23,510	62,959	43,949
Directors’ fees (2)	15,247	19,733	15,194

Total expenses	1,897,155	2,055,797	2,099,085
Expenses (waived) or recouped by the Adviser (2)	(530,009)	(475,974)	(420,776)

Net expenses	1,367,146	1,579,823	1,678,309
Net investment income before income taxes	(231,994)	655,661	1,653,914
Income tax expense (benefit) (3)	—	47,715	(13,020)

Net investment income (loss)	(231,994)	607,948	1,666,934

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	121,378	(605,491)	(4,414,415)
Affiliated investments (1)	(191,657)	110,624	68,709
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	(3,526,584)	1,420,568	3,818,004
Affiliated investments (1)	(31,381)	463,335	314,715
Income tax expense (benefit) (3)	1,407	—	—
Net change in unrealized appreciation (depreciation), net of deferred taxes	(3,559,372)	1,883,903	4,132,719

Net realized and unrealized gains (losses)	(3,629,651)	1,389,036	(212,987)

Net increase (decrease) in net assets resulting from operations	(3,861,645)	1,996,984	1,453,947

Per share information - basic and diluted per common share
Net investment income (loss):	$(0.03)	$0.07	$0.17
Earnings (loss) per share:	$(0.45)	$0.22	$0.15
Weighted average shares outstanding:	8,575,543	9,060,476	9,533,072

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of income tax expense.
See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	8,695,640	$8,695	$77,183,988	$(31,916,413)	$45,276,270
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	—	—	—	(231,994)	(231,994)
Net realized gain (loss) on investments	—	—	—	(70,279)	(70,279)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,559,372)	(3,559,372)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(530,976)	(531)	(2,596,683)	—	(2,597,214)
Reinvestment of common stock	194,680	195	967,880	—	968,075
Distributions to stockholders	—	—	—	—	—
Distributions to stockholders from return of capital	—	—	(3,047,552)	—	(3,047,552)

Total increase (decrease) for the year ended December 31, 2025	(336,296)	(336)	(4,676,335)	(3,861,645)	(8,538,336)

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(275,999)	275,999	—
Balance at December 31, 2025	8,359,344	$8,359	$72,231,634	$(35,502,059)	$36,737,934

Distributions to stockholders per share	—	$—	$—	$0.36	$0.36

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

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$(3,861,645)	$1,996,984	$1,453,947
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	—	(5,636,783)	(4,569,498)
Payment-in-kind on Unaffiliated investments	(197,521)	(350,968)	(131,372)
Proceeds from sales and principal repayments of Unaffiliated investment securities	1,868,791	12,347,585	8,576,616
Proceeds from sales and principal repayments of Affiliated investment securities	945,780	—	—
Return of capital on Affiliated investments	990,858	—	—
Net realized gain (loss) on Unaffiliated investments (1)	(271,378)	605,491	4,414,415
Net realized (gain) loss on Affiliated investments	191,657	(110,624)	(68,709)
Net change in unrealized (appreciation) depreciation on investments	3,557,965	(1,883,903)	(4,132,719)
Amortization of premium/discount, net	(150,425)	(84,639)	(208,304)
Change in operating assets and liabilities:
(Increase) decrease in dividends and interest receivable	145,784	127,654	(78,916)
(Increase) decrease in receivable from Adviser	30,753	(12,011)	(45,432)
(Increase) decrease in prepaid expenses	(10,211)	4,736	10,632
(Increase) decrease in deferred tax asset	(37,248)	13,020	(13,020)
(Increase) decrease in other receivables	22,137	(22,137)	—
(Increase) decrease in receivable for investments sold	—	8,953	(8,953)
Increase (decrease) in payable for fund shares repurchased	—	(52,382)	53,304
Increase (decrease) in payable to Adviser	(86,018)	27,308	(30,097)
Increase (decrease) in accrued expenses and other liabilities	204,251	(157,742)	(78,274)
Increase (decrease) in deferred tax liability	38,655	34,695	—

Net cash flows provided by (used in) operating activities	3,382,185	6,855,237	5,143,620

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(2,591,532)	(4,393,908)	(3,079,032)
Distributions paid in cash, net of payable	(2,109,744)	(2,191,570)	(2,292,690)

Net cash flows (used in) financing activities	(4,701,276)	(6,585,478)	(5,371,722)

Net increase (decrease) in cash and cash equivalents	(1,319,091)	269,759	(228,102)

Cash and cash equivalents
Beginning of the year	1,671,503	1,401,744	1,629,846

End of the year	$352,412	$1,671,503	$1,401,744

Supplemental disclosure and non-cash operating and financing activities
Paid-in-kind interest income	$197,521	$350,968	$131,372
Reinvestment of distributions paid	$968,075	$1,061,948	$1,127,725
Local and excise taxes paid	$23,051	$(6,188)	$58,473

(1)	Realized gain (loss) on Unaffiliated investments does not reconcile to the Consolidated Statement of Operations due to a non-cash transaction.
See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of December 31, 2025

Portfolio Company (1) (2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value
Senior Secured Loans – 14.7% (4)
Healthcare – 10.4%
Carestream Health, Inc. (First Lien Term Loan) (5)	SOFR + 750	3.67%	9/30/2027	$1,579,575	$1,459,426	$811,507
CCS Medical, Inc (First Lien Term Loan) (5) (6) (7)	Fixed + 1600	0.00%	4/7/2026	3,000,000	2,992,732	3,000,000

						3,811,507

Telecommunication Services – 4.3%
MidWave Wireless, Inc. (First Lien Term Loan E) (6) (7)	12% PIK	12.00%	12/31/2028	1,166,439	1,166,439	1,158,740
MidWave Wireless, Inc. (First Lien Term Loan F) (6) (7)	12% PIK	12.00%	12/31/2028	276,146	276,146	274,324
MidWave Wireless, Inc. (First Lien Term Loan G) (6) (7)	12% PIK	12.00%	12/31/2028	49,335	49,335	49,010
MidWave Wireless, Inc. (First Lien Term Loan H) (6) (7)	12% PIK	12.00%	12/31/2028	46,030	46,030	45,726

						1,527,800

Total Senior Secured Loans						5,339,307

Corporate Bonds – 0.7%
Media/Telecommunications – 0.7%
iHeartCommunications, Inc. (8)		9.13%	5/1/2029	110,967	108,484	106,963
iHeartCommunications, Inc. (8)		10.88%	5/1/2030	171,258	163,600	148,143

Total Corporate Bonds						255,106

				Shares
Common Stocks – 32.9%
Bioplastics – 7.2%
PlantSwitch, Inc. (Series A-2) (6) (7)				1,128,553	2,192,329	2,653,228

Energy – 0.5%
Talos Energy				16,502	209,575	181,852

Financials – 3.1%
American Banknote Corp. (6) (7) (9) (10)				750,000	2,062,912	1,143,750

Real Estate – 3.5%
IQHQ, Inc. (13)				87,350	1,310,250	365,123
Nexpoint Real Estate Finance, Inc. (11)				65,670	1,100,849	924,616

						1,289,739

Real Estate Investment Trust (REIT) – 1.9%
NexPoint Residential Trust, Inc. (8) (11)				23,409	638,755	704,611

Telecommunication Services – 16.7%
MidWave Wireless, Inc. (6) (7) (9)				14,035	1,599,990	6,149,576

Total Common Stocks						12,122,756

LLC Interests – 23.4%
Consumer Products – 8.5%
US Gaming, LLC (6) (7) (9) (10)				2,000	2,233,207	3,120,940

Real Estate – 14.9%
NexPoint Capital REIT, LLC (6) (7) (11)				789	6,688,093	5,493,248

Total LLC Interests						8,614,188

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025

Portfolio Company (1) (2)	Preferred Dividend Rate	Shares	Amortized Cost (3)	Fair Value
Preferred Stocks – 30.6%
Financials – 1.4%
777 Partners, LLC (6) (7)	10.00%	750	750,000	—
United Fidelity Bank FSB (6) (7)	7.00%	1,000	1,000,000	500,000

				500,000

Healthcare – 29.2%
Apnimed, Inc. (6) (7)		135,122	1,199,993	1,599,844
Apnimed, Inc. (Series C-2) (6) (7)		47,065	522,469	603,373
Sapience Therapeutics, Inc. (Series B Preferred Shares) (6) (7) (10)		1,111,111	4,000,385	3,877,574
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (6) (7) (10)		1,619,048	4,080,000	4,679,252

				10,760,043

Total Preferred Stocks				11,260,043

Total Investments – 102.3%			$35,850,999	$37,591,400

Cash Equivalents – 0.1% (12)				$54,571

Other Assets & Liabilities, net – (2.4%)				$(908,037)

Net Assets – 100.0%				$36,737,934

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
(4)
Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by the Federal Reserve Bank such as the Secured Overnight Financing Rate (“SOFR”) or (iii) the coupon rate. Rate shown represents the actual rate at December 31, 2025. Senior secured loans, while exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)	The interest rate on these investments is subject to a base rate of 3-Month SOFR, which at December 31, 2025 was 4.27%.
(6)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of Directors (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule
2a-5
of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $34,348,585 or 93.4% of net assets were fair valued under the Company’s valuation procedures as of December 31, 2025.

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
Non-qualifying
assets represented 2.5% of the Company’s total assets as of December 31, 2025.

(9)	Non-income producing security.
(10)	All or a portion of this security is held through a holding company (See Note 1).
(11)	Represents an affiliated issuer. Assets with a total aggregate fair market value of $7,122,475, or 19.4% of net assets, were affiliated with the Company as of December 31, 2025. See Note 9.
(12)	State Street U.S. Government Money Market Fund.
(13)
Securities with a total aggregate value of $365,123, or 1.0% of net assets, were valued using the issuer’s fair market value NAV as a practical expedient under ASC 820. Please see Notes to Consolidated Financial Statements for an explanation of this hierarchy.

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

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2024

Portfolio Company (1) (2)	Preferred Dividend Rate	Shares	Amortized Cost (3)	Fair Value
Preferred Stocks – 25.3%
Financials – 1.6%	10.00%	750	750,000	225,000
777 Partners, LLC (6) (7)
United Fidelity Bank FSB (6) (7)	7.00%	1,000	1,000,000	500,000

				725,000

Healthcare – 23.7%
Apnimed, Inc. (6) (7)		135,122	1,199,993	1,678,215
Apnimed, Inc. (Series C-2) (6) (7)		47,065	522,469	624,553
Sapience Therapeutics, Inc. (Series B
Preferred Shares) (6) (7) (10)		1,111,111	4,000,385	3,800,000
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (6) (7) (10)		1,619,048	4,080,000	4,646,668

				10,749,436

Total Preferred Stocks				11,474,436

Total Investments- 98.3%			$39,228,761	$44,527,127

Cash Equivalents- 3.2% (12)				$1,434,726

Other Assets & Liabilities, net- (1.5%)				$(685,583)

Net Assets- 100.0%				$45,276,270

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
The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. As of December 31, 2025, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $11.2 million representing 30.5% of the Company’s currently issued and outstanding common stock, in aggregate.
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
As of December 31, 2025, there are three consolidated subsidiaries: the BDC Sapience Holdco, LLC, BDC US Gaming Holdco, LLC and BDC AB Holdco, LLC, (collectively, the “HoldCos”) formed under the laws of the State of Delaware on June 21, 2023, March 15, 2024 and March 15, 2024, respectively. The Consolidated Schedule of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financial Highlights of the Company include the accounts of the Subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation for the Company. As of December 31, 2025, total assets of the Company were $38,169,968 of which $6,255,401 or approximately 16.39%, was held in BDC Sapience Holdco, LLC, $490,205 or approximately 1.28% was held in BDC AB Holdco, LLC, and $1,167,032 or approximately 3.06% was held in BDC US Gaming Holdco, LLC.
Segment Reporting
The Company adopted FASB Accounting Standards Update (“ASU”)
2023-07
“Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2025. Adoption of the new standard resulted in new financial statement disclosures and did not affect the Company’s financial position or its results of operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in busi
nes
s activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The portfolio managers as a team have been identified as the CODM for the Company. Through their management, investment, and operating functions, the portfolio managers are responsible for assessing performance and making decisions about resource allocation for the Company. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined
in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Consolidated Schedule of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets and Consolidated Financial Highlights.
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
Cash and Cash Equivalents
The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Consolidated Statements of Assets and Liabilities. As of December 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $352,412 and $1,671,503, respectively. As of December 31, 2025 and December 31, 2024, $54,571 and $1,434,726 was held in the State Street U.S. Government Money Market Fund, and $297,841 and $236,777 was held in a custodial account with State Street Bank and Trust Company, respectively.
Securities Sold Short and Restricted Cash
The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Consolidated Statements of Assets and Liabilities, when applicable. As of December 31, 2025 and December 31, 2024, there were no securities sold short and no securities held as collateral for securities sold short.

When securities are sold short, the C
om
pany intends to limit exposure to a possible market decline in the value of its portfolio companies through short sales of securities that the Adviser believes possess volatility characteristics similar to those being hedged. In addition, the Company may use short sales for non-hedging
purposes to pursue its investment objective. Subject to the requirements of the 1940 Act and the Code, the Company will not make a short sale if, after giving effect to such sale, the market value of all securities sold short by the Company exceeds 25% of the value of its total assets.
Other Fee Income
Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up
fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring
fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $0, $0 and $0 of fee income, respectively.
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
As of December 31, 2025, the Company held the following investments, for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	$1,143,750
MidWave Wireless, Inc.	Common Stocks	6,149,576
PlantSwitch, Inc.	Common Stocks	2,653,228
NexPoint Capital REIT, LLC	LLC Interests	5,493,248
US GAMING LLC	LLC Interests	3,120,940
777 Partners, LLC	Preferred Stocks	—
Apnimed, Inc.	Preferred Stocks	1,599,844
Apnimed, Inc.	Preferred Stocks	603,373
Sapience Therapeutics, Inc.	Preferred Stocks	3,877,574
Sapience Therapeutics, Inc.	Preferred Stocks	4,679,252
United Fidelity Bank FSB	Preferred Stocks	500,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc.	Senior Secured Loans	1,158,740
MidWave Wireless, Inc.	Senior Secured Loans	274,324
MidWave Wireless, Inc.	Senior Secured Loans	45,726
MidWave Wireless, Inc.	Senior Secured Loans	49,010
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
As of December 31, 2025, the Company’s investments consisted of senior secured loans, corporate bonds, common stocks, LLC interests, and preferred stocks, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans and bonds, as applicable, are generally based on quotes received from brokers or independent pricing services. Loans and bonds with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans and bonds that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.
The fair value of the Company’s common stocks, LLC interests, and preferred stocks that are not actively traded on national exchanges are generally priced using quotes derived from implied values, indicative bids, or a limited amount of actual trades and are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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
The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of December 31, 2025 and December 31, 2024:

		December 31, 2025
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$811,507	$3,000,000	$3,811,507
Telecommunication Services	—	—	1,527,800	1,527,800
Corporate Bonds
Media/Telecommunications	—	255,106	—	255,106
Common Stocks
Bioplastics	—	—	2,653,228	2,653,228
Energy	181,852	—	—	181,852
Financials	—	—	1,143,750	1,143,750
Real Estate Investment Trust	704,611	—	—	704,611
Real Estate	924,616	—	—	924,616
Telecommunication Services	—	—	6,149,576	6,149,576
Common Stocks - Measured at NAV (1)
Real Estate	—	—	—	365,123
LLC Interests
Consumer Products	—	—	3,120,940	3,120,940
Real Estate	—	—	5,493,248	5,493,248
Preferred Stocks
Financials	—	—	500,000	500,000
Healthcare	—	—	10,760,043	10,760,043

Total Assets	$1,811,079	$1,066,613	$34,348,585	$37,591,400

Total Investments	$1,811,079	$1,066,613	$34,348,585	$37,591,400

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

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2025.

Investments:	Balance as of December 31, 2024	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of December 31, 2025	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Healthcare	$3,000,000	$—	$—	$25,384	$—	$—	$(25,384)	$—	$—	$3,000,000	$(25,384)
Telecommunication Services	1,359,755	—	—	—	—	—	(6,059)	174,104	—	1,527,800	(6,059)
Common Stocks
Bioplastics	4,306,671	—	—	—	—	—	(1,653,443)	—	—	2,653,228	(1,653,443)
Financials	1,627,500	—	—	—	—	—	(483,749)	—	—	1,143,750	(483,749)
Telecommunication Services	6,169,084	—	—	—	—	—	(19,509)	—	—	6,149,575	(19,509)
LLC Interests
Consumer Products	2,865,280	—	—	—	—	—	255,660	—	—	3,120,940	255,660
Real Estate	6,238,910	—	—	—	(725,963)	—	(19,699)	—	—	5,493,248	(19,699)
Preferred Stocks
Financials	725,000		—	—	—	—	(225,000)	—	—	500,000	(225,000)
Healthcare	10,749,436	—	—	—	—	—	10,607	—	—	10,760,043	10,607

Total	$37,041,636	$—	$—	$25,384	$(725,963)	$—	$(2,166,576)	$174,104	$—	$34,348,585	$(2,166,576)

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the year ended December 31, 2024.

Investments:	Balance as of December 31, 2023	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)		Balance as of December 31, 2024	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Bioplastics	$2,000,000	$—	$—	$—	$—	$—	$—	$192,329	$(2,192,329	) (1)	$—	$—
Healthcare	3,000,000	—	—	21,794	—	—	(21,794)	—	—		3,000,000	(21,794)
Real Estate	463,314	—	—	—	—	—	—	—	(463,314	) (1)	—	—
Telecommunication Services	1,202,629	—	—	—	—	—	133	156,993	—		1,359,755	133
Asset-Backed Securities
Financials	84	—	—	—	—	(218,080)	218,581	—	(585)		—	—
Common Stocks
Bioplastics	—						2,114,342	2,192,329	—		4,306,671	2,114,342
Chemicals	42,500	—	42,500	—	—	—	—	—	—		—	—
Financials	3,536,250	—	—	—	—	—	(1,908,750)	—	—		1,627,500	(1,908,750)
Real Estate	2,533,000	—	2,533,000	—	—	—	—	—			—	—
Telecommunication Services	4,732,181	—	—	—	—	—	1,436,903	—	—		6,169,084	1,436,903
LLC Interests
Consumer Products	3,016,752	—	—	—	—	—	(684,679)	533,207			2,865,280	(684,679)
Real Estate*	7,353,747	—	—	—	(1,153,057)	80,457	261,111	467,275	(664,742)		6,238,910	228,972
Preferred Stocks											—
Financials	—	1,186,250	—	—	—	—	(461,250)	—	—		725,000	(461,250)
Healthcare	10,636,125	—	—	—	—	—	390,451	385	(277,525	) (1)	10,749,436	390,451

Total	$38,516,582	$1,186,250	$2,575,500	$21,794	$(1,153,057)	$(137,623)	$1,345,048	$3,542,518	$(3,598,495)		$37,041,636	$1,094,328

*
Includes capital gain distributions of $105,881 included in realized gain (loss) on investments from affiliated issuers on the Consolidated Statement of Operations, which is excluded from the change in unrealized appreciation/depreciation.

(1)	Reflects a transaction at cost, resulting no realized gain (loss)
Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. Determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers into and out of Level 3 are due to changes in market activity (e.g. frequency of trades), which resulted in changes of available market inputs to determine price. For the year ended December 31, 2025, there were no transfers from Level 3 to Level 2, and no transfers from Level 2 to Level 3.
The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of December 31, 2025 and December 31, 2024:

Investment	Fair value at December 31, 2025	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (arithmetic average)
LLC Interests	$8,614,188	Multiples Analysis	Enterprise Value ($ mm)	$138.1 - $223.3 ($180.70)
Preferred Stocks	11,260,043	Option Pricing Model Transaction Indication of Value Indicative Broke Quote	Volatilty Enterprise Value ($ mm) Price per Share	40% - 90% (65%) $384.3 - $433.0 ($408.65) $0 - $500 ($250)
Common Stocks	9,946,554	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP	13.0% - 15.0% (14.0%) 3.50x - 4.75x (4.13x) $0.10 - $1.10 ($0.57)
Senior Secured Loans	4,527,800	Transaction Indication of Value Option Pricing Model Discounted Cash Flow	Enterprise Value ($ mm) Volatility Discount Rate	$41.0 - $1,285 ($631.90) 70% 9.50% - 13.75% (11.63%)

Total	$34,348,585

Investment	Fair value at December 31, 2024	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (arithmetic average)
LLC Interests	$9,104,190	Transaction Indication of Value	Enterprise Value ($mm)	$146.6 - $183.2 ($164.9)
Preferred Stocks	11,474,436	Option Pricing Model Transaction Indication of Value Indicative Broker Quote	Volatilty Enterprise Value ($mm) Price per Share	40% - 90% (65%) $281.4 - $598.6 ($425.75) $300 - $500 ($400)
Common Stocks	12,103,255	Discounted Cash Flow Multiples Analysis	Discount Rate Multiple of EBITDA Unadjusted Price/MHz-PoP	13.5% -15.5% (14.5%) 3.00x - 4.25x (3.63x) $0.10 - $0.90 ($0.48)
Senior Secured Loans	4,359,755	Transaction Indication of Value Transaction Indication of Value Discounted Cash Flow	Enterprise Value ($mm) Price per Share Discount Rate	$1,084 - $1,214 ($1,149) $3.82 9.50% - 13.8% (11.65%)

Total	$37,041,636

The significant unobservable input used in the fair value measurement of the Company’s LLC interests is enterprise value. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s common equity securities are multiple of EBITDA, unadjusted
price/MHz-PoP
multiple, discount rate, enterprise value, and volatility assumption. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of the Company’s preferred equity securities are volatility assumption, enterprise value and price per share. Significant increases (decreases) in any of those inputs in isolation could result in
a
significantly lower (higher) fair value measurement. The significant unobservable input used in the fair value measurement of the Company’s senior secured loan securities is discount rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
In accordance with ASC 820, investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Schedule of Investments and Consolidated Statements of Assets and Liabilities. The investment measured at fair value using the NAV per share practical expedient has the investment strategy of a private Life Sciences REIT. This private Life Sciences REIT does not permit redemptions. Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. For the year ended December 31, 2025, there was no position that transferred out of Level 3.
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
Options
The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the year ended December 31, 2025 and 2024, the Company did not hold options.

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
Income Recognition
Corporate actions (including cash dividends from common stock and equity tranches) are recorded on the ex-dividend
date, net of applicable withholding taxes, except for certain foreign corporate actions, which are recorded as soon after the ex-dividend
date as such information becomes available. Interest income is recorded on the accrual basis. The Company does not accrue as a receivable for interest or dividends on loans and other securities if there is a reason to doubt the Company’s ability to collect such income. For loans with contractual PIK
(payment-in-kind)
interest income, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue PIK interest if the Company believes that the PIK interest is no longer collectible. Loan origination fees, original issue discount and market discount are capitalized, and such amounts are amortized as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income.
Accretion of discount on taxable bonds and loans is computed to the maturity date, while amortization of premium on taxable bonds and loans is computed to the earliest call date, whichever is shorter, both using the effective yield method.
Organization and Offering Costs
Organization costs are paid by the Adviser and include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization. Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are also paid by the Adviser. Prior to the termination of the offering, as the Company
raised proceeds, these organization and offering costs were expensed and became payable to the Adviser. Organization and offering costs are limited to 1% of total gross proceeds raised and are not due and payable to the Adviser to the extent they exceed that amount. Please refer to Note 4 for additional information on Organization and Offering Costs.
Paid-in
Capital
The proceeds from the issuance of common stock as presented on the Company’s Consolidated Statements of Changes in Net Assets is presented net of selling commissions and fees for the years ended December 31, 2025, 2024 and 2023. Selling commissions and fees of $0, $0 and $0 were paid for the years ended December 31, 2025, 2024 and 2023, respectively.
Earnings Per Share
In accordance with the provisions of ASC Topic 260 -
Earnings per Share
(“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the year ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$(3,861,645)	$1,996,984	$1,453,947
Weighted average common shares outstanding	8,575,543	9,060,476	9,533,072
Earnings (loss) per common share-basic and diluted	$(0.45)	$0.22	$0.15
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
Income Tax Disclosures
In December 2023, the FASB issued ASU
2023-09,
Improvements to Income Tax Disclosures
(“ASU-2023-09”),
which introduces enhancements to income tax disclosures. The key enhancements affect expanded rate reconciliation requirements, disclosure of income taxes paid, and disclosures on tax position/carryforwards. The Company adopted ASU
2023-09
effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
Note 3 — Investment Portfolio
The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2025:

	Fair value	Percentage
Assets
Healthcare	$14,571,550	38.7%
Real Estate	6,782,987	18.0%
Telecommunication Services	7,677,376	20.4%
Financials	1,643,750	4.4%
Consumer Products	3,120,940	8.3%
Bioplastics	2,653,228	7.1%
Real Estate Investment Trusts (REITs)	704,611	1.9%
Energy	181,852	0.5%
Media/Telecommunications	255,106	0.7%

Total Assets	$37,591,400	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2024:

	Fair value	Percentage
Assets
Healthcare	$15,606,555	35.0%
Real Estate	9,418,519	21.2%
Telecommunication Services	7,528,839	16.9%
Financials	2,352,500	5.3%
Consumer Products	3,594,920	8.1%
Bioplastics	4,306,671	9.6%
Real Estate Investment Trusts (REITs)	977,345	2.2%
Energy	470,954	1.1%
Media/Telecommunications	228,324	0.5%
Chemicals	42,500	0.1%

Total Assets	$44,527,127	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2025:

	Amortized Cost	Fair Value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$5,990,108	$5,339,307	14.2%
Corporate Bonds	272,084	255,106	0.7%
Common Stocks	9,114,660	12,122,756	32.2%
LLC Interests	8,921,300	8,614,188	22.9%
Preferred Stocks	11,552,847	11,260,043	30.0%

Total Assets	$35,850,999	$37,591,400	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2024:

	Amortized Cost	Fair Value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$6,505,009	$6,343,225	14.2%
Senior Secured Loans - Third Lien	331,386	603,289	1.4%
Corporate Bonds	251,864	228,324	0.5%
Common Stocks	10,940,392	16,773,663	37.7%
LLC Interests	9,647,263	9,104,190	20.4%
Preferred Stocks	11,552,847	11,474,436	25.8%

Total Assets	$39,228,761	$44,527,127	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2025:

`	Fair value	Percentage
Assets
United States	$37,591,400	100.0%

Total Assets	$37,591,400	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2024:

Geography	Fair value	Percentage
Assets
United States	$44,527,127	100.0%

Total Assets	$44,527,127	100.0%

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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred investment advisory fees payable to the Adviser of $785,865, $945,241 and $942,612, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.
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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred $0, $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of December 31, 2025.
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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred administration fees payable to the Adviser of $163,446, $186,249 and $194,764, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.
Organization and Offering Costs
Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the years ended December 31, 2025, 2024 and 2023, the Adviser did not incur or pay organization costs on our behalf.
Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.
Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of December 31, 2025, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
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

For the years ended December 31, 2025, 2024 and 2023, the Company recorded an expense relating to director fees of $15,247, $19,733 and $15,194, respectively, which represents the allocation of the director fees to the Company. As of December 31, 2025, there were no expenses payable relating to director fees.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of December 31, 2025 is $1,426,759. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the 2025 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2025, September 30, 2025, June 30, 2025, and March 31, 2025, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2025	$941,904	$385,405	$556,499	$127,754	December 31, 2028
September 30, 2025	687,933	285,678	402,255	136,100	September 30, 2028
June 30, 2025	467,440	201,285	266,155	145,163	June 30, 2028
March 31, 2025	225,789	104,797	120,992	120,992	March 31, 2028

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2023	$902,219	$481,443	$420,776	$140,233	December 31, 2026
September 30, 2023	630,925	350,382	280,543	96,669	September 30, 2026
June 30, 2023	420,066	236,192	183,874	102,016	June 30, 2026
March 31, 2023	208,486	126,628	81,858	81,858	March 31, 2026
During the year ended December 31, 2025, $377,594 of expense reimbursements that were eligible for recoupment by the Adviser expired.
There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.
Net Increase from Amounts Committed by Affiliates
For the years ended December 31, 2025 and December 31, 2024, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the NAV as of December 31, 2025 would have been lower by approximately this amount.
Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.
Receivable from Adviser / Payable to Adviser
As of December 31, 2025 and December 31, 2024, $118,906 and $149,659 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.
As of December 31, 2025 and December 31, 2024, the Company owed $226,186 and $312,204, respectively, to the Adviser, largely related to advisory fees, and administration fees.

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
As of December 31, 2025, 2024 and 2023, the Company made the following permanent book tax differences and reclasses:

	2025	2024	2023
Paid in capital excess of par value	$(275,999)	$(101,783)	$(19,894)
Distributions in excess of net investment income (1)	266,968	43,513	(2,103)
Accumulated realized gains (1)	10,438	58,270	21,997

(1)	Amounts are included in distributable earnings (accumulated loss) on the Consolidated Statements of Assets and Liabilities.
During the year ended December 31, 2025, the differences between book and tax accounting were due primarily to a non-deductible
tax expense, a return of capital distribution and net operating losses. During the years ended December 31, 2024 and 2023, the differences between book and tax accounting were due primarily to non-deductible tax expenses, return of capital distributions, and a prior year true-up.
For the years ended December 31, 2025, 2024 and 2023, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

	2025	2024	2023
Net tax appreciation/(depreciation)	$1,789,832	$5,347,796	$3,674,703
Undistributed capital gains	—	—	—
Other temporary differences	(759,284)	(791,444)	(848,575)
For the years ended December 31, 2025, 2024 and 2023,
the
Company had $(36,532,607), $(36,472,765) and $(36,246,978) of capital loss carryovers, respectively.

The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2025, 2024 and 2023, were as follows:

	2025	2024	2023
Ordinary income	$—	$594,330	$1,629,804
Return of capital	3,047,552	2,603,950	1,757,477
Long term gain	—	—	—
Unrealized appreciation and depreciation at December 31, 2025, 2024 and 2023, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross appreciation	Gross (depreciation)	Net appreciation/ (depreciation)	Cost
December 31, 2025	$7,779,868	$(5,990,036)	$1,789,832	$35,801,568
December 31, 2024	10,088,458	(4,740,662)	5,347,796	39,179,331
December 31, 2023	9,837,724	(6,163,021)	3,674,703	45,438,583
The tax adjustments that impact cost are wash sales, partnerships and return of capital basis adjustments on investments.
Uncertainty in Income Taxes
The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Consolidated Statements of Operations. During the years ended December 31, 2025, 2024 and 2023, the Company incurred $1,407, $47,715 and $(13,020), respectively, in income taxes (benefits). Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
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

The following table sets forth the significant components of deferred tax assets and liabilities included in the accompanying consolidated balance sheet as of December 31, 2025 and December 31, 2024:

	As of December 31,2025	As of December 31,2024
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Net unrealized depreciation of portfolio investments	70,830	33,582

Total deferred tax assets	70,830	33,582

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(106,932)	(68,277)

Total deferred tax liabilities	(106,932)	(68,277)

The Company’s income tax expense (benefit) consists of the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
	(dollars in thousands)
Current	$—	$—
Deferred	1,407	47,715
Change in valuation	—	—

Total provision for income taxes	$1,407	$47,715

Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did not record a valuation allowance related to its deferred tax assets at December 31, 2025 and December 31, 2024.
The Company’s effective tax rates for the year ended December 31, 2025 and December 31, 2024 were
(
0.04
)
% and 2.33%, respectively. The Company does not expect for the investments of its HoldCos to be subject to state income taxes. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.00% primarily due to our RIC operations generally not being subject to federal income taxes.
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
The Company conducted its quarterly tender offer for the fourth quarter of 2025 from November 14, 2025, until December 16, 2025 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 1.5% of its outstanding shares of common stock. During the fourth quarter tender offer, 128,711 shares of the Company were tendered for repurchase, constituting approximately 1.52% of the Company’s outstanding shares.
For the year ended December 31, 2025, the Company repurchased 0 shares as part of its death and disability repurchase program.
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
From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2025.
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2025, the Company had no unfunded debt commitments.
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

Note 8 — Market and Other Risk Factors
The primary risks of investing in the Company are described below in alphabetical order:
Conflict of Interest Risk
The Adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those other entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, our Adviser and its affiliates manage or sponsor other investment funds, accounts or other investment vehicles. Our investment objective may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, our Adviser may face conflicts of interest in the allocation of investment opportunities among us and other investment funds, accounts or other investment vehicles advised by or affiliated with our Adviser. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, the company can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. Where the company is able to co-invest
consistent with the requirements of the 1940 Act and SEC exemptive relief, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, the opportunity will be allocated in accordance with our Adviser’s pre-transaction
determination and the requirements of the exemptive relief. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our Adviser or its affiliates, the allocation policy and exemptive relief further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient loan amounts were available. However, there can be no assurance that the company will be able to participate in all suitable investment opportunities.
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
Operational and Technology Risk
The risk that cyber-attacks, disruptions, or failures that affect the Company’s service providers, counterparties, market participants, or issuers of securities held by the Company may adversely affect the Company and its shareholders, including by causing losses for the Company or impairing the Company’s operations.
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

Note 9 — Affiliated Investments
Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of December 31, 2025:

Affiliated investments	Shares at December 31, 2024	Fair value as of December 31, 2024	Transfers in (out) at cost	Purchases	Sales and Return of Capital Distribution		Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of December 31, 2025	Shares at December 31, 2025	Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,409	$977,345	$—	$—	$(48,223	) (1)	$(12)	$(224,499)	$704,611	23,409	$—

NexPoint Capital REIT, LLC (Common Stocks)	789	6,238,910	—	—	(725,963	) (1)	—	(19,699)	5,493,248	789	5,220

NexPoint Real Estate Finance, Inc.	131,670	2,065,896	—	—	(1,162,452	) (1)	(191,645)	212,817	924,616	65,670	13,664

Total affiliated investments	155,868	$9,282,151	$—	$—	$(1,936,638)		$(191,657)	$(31,381)	$7,122,475	89,868	$18,884

(1)	Includes return of capital distributions resulting in no gain/loss.

Note 10 — Consolidated Financial Highlights
Selected data for a share outstanding throughout the year ended December 31, 2025, 2024, 2023, 2022 and 2021 is as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Common shares per share operating performance:
Net asset value, beginning of period	$5.21	$5.35	$5.55	$6.32	$6.13
Income from investment operations:
Net investment income (loss) (1)	(0.03)	0.07	0.17	0.18	0.19
Net realized and unrealized gain (loss)	(0.43)	0.16	(0.02)	(0.59)	0.37

Total from investment operations	(0.45)	0.23	0.15	(0.41)	0.56

Less distribution declared to common shareholders:
From net investment income	0.00	(0.07)	(0.18)	(0.16)	(0.37)
From net realized gains	—	—	—	—	—
From return of capital	(0.36)	(0.30)	(0.18)	(0.20)	—

Total distributions declared to common shareholders	(0.36)	(0.37)	(0.36)	(0.36)	(0.37)

Capital share transaction
Issuance of common stock (2)	—	—	—	—	—
Shares tendered (1)	—	—	—	—	—
Net asset value, end of period	$4.39	$5.21	$5.35	$5.55	$6.32
Net asset value total return (3)(4)	(9.16)%	4.05%	3.20%	(6.65)%	9.12%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$36,738	$45,276	$49,810	$53,694	$62,939
Shares outstanding, end of period	8,359,344	8,695,640	9,309,405	9,677,593	9,956,228
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses (5) (7)	4.55%	4.24%	4.12%	3.82%	3.78%
Fees and expenses waived or reimbursed (5)	(1.27)%	(0.98)%	(0.83)%	(0.63)%	(0.45)%
Net operating expenses (5) (7)	3.28%	3.26%	3.20%	3.19%	3.33%
Net investment income (loss) before fees waived or reimbursed (5)	(1.83)%	0.37%	2.40%	2.43%	2.50%
Net investment income (loss) after fees waived or reimbursed (5)	(0.56)%	1.35%	3.22%	3.06%	2.95%
Ratio of interest and credit facility expenses to average net assets	—%	—%	—%	—%	—%
Portfolio turnover rate (4)	0%	32.54%	9%	16%	13%
Asset coverage ratio	—%	—%	—%	—%	—%
Weighted average commission rate paid (6)	$—	$—	$—	$—	$—

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

(4)	Not annualized.
(5)	Annualized.
(6)	Represents the total dollar amount of commissions paid on portfolio transactions divided by total number of portfolio shares purchased and sold for which commissions were charged.
(7)	The effect of deferred tax expenses on these ratios for the year ended December 31, 2025, was less than 0.00%.
Note 11 — Subsequent Events
On February 20, 2026, the Company announced a tender offer
fo
r up to 1% of its outstanding common stock. The tender offer expired on March 23, 2026, and 84,095.835 shares, or 1% were repurchased.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
NexPoint Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of NexPoint Capital, Inc. (the “Company”) as of the years ended December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and December 31, 2024, by correspondence with the custodian, agent banks, issuers, and brokers; when replies were not received from these parties, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Valuation of Portfolio Investments—Certain Level 3 Portfolio Investments in Senior Secured Loans, Common Stocks, LLC Interests and Preferred Stocks are Valued Using Significant Unobservable Inputs Developed by Management.
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
March 31, 2026

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
and
15d-15(f)
of the Exchange Act). Under the supervision and with the participation of management, including the Principal Executive Officers and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information
On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) completed the purchase of a total of 2,549,002 shares of NexPoint Capital, Inc. (the “Company”), representing 27.05% of the Company’s issued and outstanding common stock. The shares were purchased from NexPoint Advisors, L.P. (the “Adviser”), for an aggregate purchase price of $11,396,587.93. Liberty used its own capital to purchase the stock.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15:	Exhibits
(a)(1)
Financial Statements
(1) Consolidated Financial Statements — Refer to Item 8 starting on page 83
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on
Form 10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: March 31, 2026	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Chief Accounting Officer and Principal Financial Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Dondero James D. Dondero	President (Principal Executive Officer)	March 31, 2026

/s/ Frank Waterhouse Frank Waterhouse	Chief Financial Officer (Treasurer, Principal Accounting Officer and Principal Financial Officer)	March 31, 2026

/s/ Dr. Bob Froehlich Dr. Bob Froehlich	Director	March 31, 2026

/s/ John Honis John Honis	Director	March 31, 2026

/s/ Ethan Powell Ethan K. Powell	Director	March 31, 2026

/s/ Pamela Corrie Pamela Corrie	Director	March 31, 2026