Form 10-K/A
period 2025-12-31
NexPoint Capital, Inc.
filed 2026-04-07
CIK 1588272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED
DECEMBER 31,
2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

COMMISSION FILE NUMBER:
814-01074

NexPoint Capital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3926499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700
Dallas , Texas	75201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (
972
)
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
10-K.
Auditor Firm Id:
925
Auditor Name:
Cohen & Company, LTD
. Auditor Location: Cleveland, Ohio, United States

EXPLANATORY NOTE
NexPoint Capital, Inc. (the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2025 (the “Original
10-K”),
which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (“Original Filing Date”), solely to correct the name of a member of the Company’s Board of Directors in the director signature block of the Original
10-K.
Except as described above, no changes have been made to the Original
10-K
and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original
10-K.
This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibits 31.1, and 31.2. Because no financial statements have been included in this Amendment, paragraphs 3, 4, and 5 of the certifications have been omitted. Section 906 certifications are attached hereto as Exhibit 32.1.

PART IV

Item 15:	Exhibits

Number	Description

31.1*	Certifications by President pursuant to Exchange Act Rule 13a-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Interactive Data File (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT CAPITAL, INC.

Date: April 7, 2026	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Chief Accounting Officer and Principal Financial Officer

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

Signature	Title	Date

/s/ James D. Dondero James D. Dondero	President (Principal Executive Officer)	April 7, 2026

/s/ Frank Waterhouse Frank Waterhouse	Chief Financial Officer (Treasurer, Principal Accounting Officer and Principal Financial Officer)	April 7, 2026

/s/ Dr. Bob Froehlich Dr. Bob Froehlich	Director	April 7, 2026

/s/ John Honis John Honis	Director	April 7, 2026

/s/ Ethan Powell Ethan K. Powell	Director	April 7, 2026

/s/ Dorri McWhorter Dorri McWhorter	Director	April 7, 2026