Form 10-Q
period 2026-03-31
NexPoint Capital, Inc.
filed 2026-05-14
CIK 1588272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2026
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
of the Exchange Act). Yes ☐ No ☒
As of March 31, 2026, the Registrant had 8,325,126 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements
NexPoint Capital, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Unaffiliated investments, at fair value (cost of $25,813,781 and $27,423,302, respectively)	$30,013,779	$30,468,925
Affiliated investments, at fair value (cost of $8,427,683 and $8,427,697, respectively) (1)	6,739,759	7,122,475
Cash and cash equivalents	549,614	352,412
Dividends and interest receivable	27,731	25,672
Receivable from Adviser (2)	130,699	118,906
Prepaid expenses	7,776	10,748
Deferred tax asset (3)	0	70,830

Total assets	37,469,358	38,169,968

Liabilities
Payable for fund shares repurchased	1,573	6,604
Payable to Adviser (2)	222,600	226,186
Accrued expenses and other liabilities	261,792	339,971
Distributions payable	749,261	752,341
Deferred tax liability (3)	139,178	106,932

Total liabilities	1,374,404	1,432,034

Commitments and contingencies (4)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 8,325,126 and 8,359,344 shares issued and outstanding, respectively)	8,325	8,359
Paid-in capital in excess of par	72,095,380	72,231,634
Distributable earnings (accumulated loss)	(36,008,751)	(35,502,059)

Total net assets	$36,094,954	$36,737,934

Net asset value per share of common stock	$4.34	$4.39

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of the deferred tax asset/liability.
(4)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Investment income:
Interest	$188,729	$245,492
Interest paid-in-kind	47,123	64,389
Dividend income from affiliated investments (1)	225,241	331,553
Other income	—	8,582

Total investment income	461,093	650,016
Expenses:
Investment advisory fees (2)	186,661	224,978
Custodian and accounting service fees	76,341	76,380
Administration fees (2)	35,938	43,253
Stock transfer fee	37,397	44,430
Audit and tax fees	48,861	44,993
Reports to stockholders	31,493	29,582
Other expenses	19,460	21,253
Legal fees	10,182	12,329
Directors’ fees (2)	3,710	4,818

Total expenses	450,043	502,016
Expenses (waived) or recouped by the Adviser (2)	(130,699)	(120,992)

Net expenses	319,344	381,024

Net investment income before income taxes	141,749	268,992
Income tax expense (benefit) (3)	—	(24,832)

Net investment income (loss)	141,749	293,824

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Unaffiliated investments	(567,762)	1,165
Affiliated investments (1)	(14)	(12)

Net change in realized gains (losses)	(567,776)	1,153
Net change in unrealized appreciation (depreciation) on:
Unaffiliated investments	1,154,375	(1,007,870)
Affiliated investments (1)	(382,702)	(362,046)
Income tax expense (benefit) (3)	103,076	—

Net change in unrealized appreciation (depreciation), net of deferred taxes	668,597	—

Net realized and unrealized gains (losses)	100,821	(1,368,763)

Net increase (decrease) in net assets resulting from operations	242,570	(1,074,939)

Per share information - basic and diluted per common share
Net investment income:	$0.02	$0.03
Earnings (loss) per share:	$0.03	$(0.12)
Weighted average shares outstanding:	8,395,228	8,726,914

(1)	See Note 9 for a discussion of affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of income tax expense.

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2025	8,359,344	$8,359	$72,231,634	$(35,502,059)	$36,737,934
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	—	—	—	141,749	141,749
Net realized gain (loss) on investments	—	—	—	(567,776)	(567,776)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	668,597	668,597
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(84,458)	(84)	(367,305)	—	(367,389)
Reinvestment of common stock	50,240	50	231,051	—	231,101
Distributions to stockholders	—	—	—	(749,262)	(749,262)

Total increase (decrease) for the three months ended March 31, 2026	(34,218)	(34)	(136,254)	(506,692)	(642,980)

Balance at March 31, 2026	8,325,126	$8,325	$72,095,380	$(36,008,751)	$36,094,954

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

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

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$242,570	$(1,074,939)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	—	(245)
Payment-in-kind on Unaffiliated investments	(47,123)	(64,389)
Proceeds from sales and principal repayments of Unaffiliated investment securities	1,113,330	15,213
Net realized gain (loss) on Unaffiliated investments	567,762	(1,165)
Net realized (gain) loss on Affiliated investments	14	12
Net change in unrealized (appreciation) depreciation on investments	(771,673)	1,369,916
Amortization of premium/discount, net	(24,449)	(41,681)
Change in operating assets and liabilities:
(Increase) decrease in dividends and interest receivable	(2,059)	(4,496)
(Increase) decrease in receivable from Adviser	(11,793)	(3,269)
(Increase) decrease in prepaid expenses	2,972	(10,072)
(Increase) decrease in deferred tax asset	70,830	(24,832)
(Increase) decrease in other receivables	—	22,137
Increase (decrease) in payable to Adviser	(3,586)	(49,318)
Increase (decrease) in accrued expenses and other liabilities	(78,178)	118,834
Increase (decrease) in deferred tax liability	32,246	—

Net cash flows provided by (used in) operating activities	1,090,863	251,706

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(372,420)	(23,608)
Distributions paid in cash, net of payable	(521,241)	(536,462)

Net cash flows (used in) financing activities	(893,661)	(560,070)

Net increase (decrease) in cash and cash equivalents	197,202	(308,364)

Cash and cash equivalents
Beginning of the year	352,412	1,671,503

End of the period	$549,614	$1,363,139

Supplemental disclosure and non-cash operating and financing activities
Paid-in-kind interest income	$47,123	$(64,389)
Reinvestment of distributions paid	$231,101	$246,146
Local and excise taxes paid	$1,799	$6,917

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of March 31, 2026

Portfolio Company (1) (2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 12.6% (4)
Healthcare – 8.3%
CCS Medical, Inc (First Lien Term Loan) (5) (6) (7)	Fixed + 1600	0.00%	4/7/2026	$3,000,000	$2,999,546	$3,000,000

Telecommunication Services – 4.3%
MidWave Wireless, Inc. (First Lien Term Loan E) (6) (7)	12% PIK	12.00%	12/31/2028	1,202,179	1,202,179	1,195,086
MidWave Wireless, Inc. (First Lien Term Loan F) (6) (7)	12% PIK	12.00%	12/31/2028	284,608	284,608	282,928
MidWave Wireless, Inc. (First Lien Term Loan G) (6) (7)	12% PIK	12.00%	12/31/2028	50,847	50,847	50,547
MidWave Wireless, Inc. (First Lien Term Loan H) (6) (7)	12% PIK	12.00%	12/31/2028	47,441	47,441	47,161

						1,575,722

Total Senior Secured Loans						4,575,722

Corporate Bonds – 0.6%
Media/Telecommunications – 0.6%
iHeartCommunications, Inc. (8)		9.13%	5/1/2029	110,967	109,915	100,875
iHeartCommunications, Inc. (8)		10.88%	5/1/2030	171,258	167,710	108,503

Total Corporate Bonds						209,378

				Shares
Common Stocks – 32.5%
Bioplastics – 7.4%
PlantSwitch, Inc. (Series A-2) (6) (7)				1,128,553	2,192,329	2,653,228

Financials – 3.4%
American Banknote Corp. (6) (7) (9) (10)				750,000	2,062,912	1,226,250

Real Estate – 3.5%
IQHQ, Inc. (13)				87,350	1,310,250	365,123
Nexpoint Real Estate Finance, Inc. (11)				65,670	1,100,835	884,548

						1,249,671

Real Estate Investment Trust (REIT) – 1.6%
NexPoint Residential Trust, Inc. (8) (11)				23,409	638,755	585,225

Telecommunication Services – 16.6%
MidWave Wireless, Inc. (6) (7) (9)				14,035	1,599,990	5,999,401

Total Common Stocks						11,713,775

LLC Interests – 24.4%
Consumer Products – 9.8%
US Gaming, LLC (6) (7) (9) (10)				2,000	2,233,207	3,517,200

Real Estate – 14.6%
NexPoint Capital REIT, LLC (6) (7) (11)				789	6,688,093	5,269,986

Total LLC Interests						8,787,186

	Preferred Dividend Rate
Preferred Stocks – 31.8%
Financials – 1.4%
777 Partners, LLC (6) (7)	10.00%			750	750,000	—
United Fidelity Bank FSB (6) (7)	7.00%			1,000	1,000,000	500,000

						500,000

Healthcare – 30.4%
Apnimed, Inc. (6) (7)				135,122	1,199,993	1,770,097
Apnimed, Inc. (Series C-2) (6) (7)				47,065	522,469	640,554
Sapience Therapeutics, Inc. (Series B Preferred Shares) (6) (7) (10)				1,111,111	4,000,385	3,877,574
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (6) (7) (10)				1,619,048	4,080,000	4,679,252

						10,967,477

Total Preferred Stocks						11,467,477

Total Investments – 101.9%					$34,241,464	$36,753,538

Cash Equivalents – 1.5% (12)						$537,207

Other Assets & Liabilities, net – (3.4%)						$(1,195,791)

Net Assets – 100.0%						$36,094,954

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
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
(4)
Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by the Federal Reserve Bank such as the Secured Overnight Financing Rate (“SOFR”) or (iii) the coupon rate. Rate shown represents the actual rate at March 31, 2026. Senior secured loans, while exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)	The interest rate on these investments is subject to a base rate of 3-Month SOFR, which at March 31, 2026 was 3.68%.
(6)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of Directors (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule
2a-5
of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $34,709,264 or 94.4% of net assets were fair valued under the Company’s valuation procedures as of March 31, 2026.

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
Non-qualifying
assets represented 2.2% of the Company’s total assets as of March 31, 2026.

(9)	Non-income producing security.
(10)	All or a portion of this security is held through a holding company (See Note 1).
(11)	Represents an affiliated issuer. Assets with a total aggregate fair market value of $6,739,759, or 18.7% of net assets, were affiliated with the Company as of March 31, 2026. See Note 9.
(12)	State Street U.S. Government Money Market Fund.
(13)
Securities with a total aggregate value of $365,123, or 1.0% of net assets, were valued using the issuer’s fair market value NAV as a practical expedient under ASC 820. Please see Notes to Consolidated Financial Statements for an explanation of this hierarchy.

Glossary

PIK	Payment-in-Kind

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of December 31, 2025

Portfolio Company (1) (2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 14.6% (4)
Healthcare – 10.4%
Carestream Health, Inc. (First Lien Term Loan) (5)	SOFR + 750	3.67%	9/30/2027	$1,579,575	$1,459,426	$811,507
CCS Medical, Inc (First Lien Term Loan) (5) (6) (7)	Fixed + 1600	0.00%	4/7/2026	3,000,000	2,992,732	3,000,000

						3,811,507

Telecommunication Services – 4.2%
MidWave Wireless, Inc. (First Lien Term Loan E) (6) (7)	12% PIK	12.00%	12/31/2028	1,166,439	1,166,439	1,158,740
MidWave Wireless, Inc. (First Lien Term Loan F) (6) (7)	12% PIK	12.00%	12/31/2028	276,146	276,146	274,324
MidWave Wireless, Inc. (First Lien Term Loan G) (6) (7)	12% PIK	12.00%	12/31/2028	49,335	49,335	49,010
MidWave Wireless, Inc. (First Lien Term Loan H) (6) (7)	12% PIK	12.00%	12/31/2028	46,030	46,030	45,726

						1,527,800

Total Senior Secured Loans						5,339,307

Corporate Bonds – 0.7%
Media/Telecommunications – 0.7%
iHeartCommunications, Inc. (8)		9.13%	5/1/2029	110,967	108,484	106,963
iHeartCommunications, Inc. (8)		10.88%	5/1/2030	171,258	163,600	148,143

Total Corporate Bonds						255,106

				Shares
Common Stocks – 32.9%
Bioplastics – 7.2%
PlantSwitch, Inc. (Series A-2) (6) (7)				1,128,553	2,192,329	2,653,228

Energy – 0.5%
Talos Energy				16,502	209,575	181,852

Financials – 3.1%
American Banknote Corp. (6) (7) (9) (10)				750,000	2,062,912	1,143,750

Real Estate – 3.5%
IQHQ, Inc. (13)				87,350	1,310,250	365,123
Nexpoint Real Estate Finance, Inc. (11)				65,670	1,100,849	924,616

						1,289,739

Real Estate Investment Trust (REIT ) – 1.9%
NexPoint Residential Trust, Inc. (8) (11)				23,409	638,755	704,611

Telecommunication Services – 16.7%
MidWave Wireless, Inc. (6) (7) (9)				14,035	1,599,990	6,149,576

Total Common Stocks						12,122,756

LLC Interests – 23.5%
Consumer Products – 8.5%
US Gaming, LLC (6) (7) (9) (10)				2,000	2,233,207	3,120,940

Real Estate – 15.0%
NexPoint Capital REIT , LLC (6) (7) (11)				789	6,688,093	5,493,248

Total LLC Interests						8,614,188

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of December 31, 2025

Portfolio Company (1) (2)	Preferred Dividend Rate	Shares	Amortized Cost (3)	Fair Value
Preferred Stocks – 30.7%
Financials – 1.4% 777 Partners, LLC (6) (7)	10.00%	750	750,000	—
United Fidelity Bank FSB (6) (7)	7.00%	1,000	1,000,000	500,000

				500,000

Healthcare – 29.3%
Apnimed, Inc. (6) (7)		135,122	1,199,993	1,599,844
Apnimed, Inc. (Series C-2) (6) (7)		47,065	522,469	603,373
Sapience Therapeutics, Inc. (Series B Preferred Shares) (6) (7) (10)		1,111,111	4,000,385	3,877,574
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (6) (7) (10)		1,619,048	4,080,000	4,679,252

				10,760,043

Total Preferred Stocks				11,260,043

Total Investments – 102.4%			$35,850,999	$37,591,400

Cash Equivalents – 0.1% (12)				$54,571

Other Assets & Liabilities, net – (2.5%)				$(908,037)

Net Assets – 100.0%				$36,737,934

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
(6)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of Directors (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule
2a-5
of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $34,348,585 or 93.5% of net assets were fair valued under the Company’s valuation procedures as of December 31, 2025.

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
The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. As of March 31, 2026, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $11.1 million representing 30.6% of the Company’s currently issued and outstanding common stock, in aggregate.
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
As of March 31, 2026, there are two consolidated subsidiaries: the BDC Sapience Holdco, LLC and BDC US Gaming Holdco, LLC, (collectively, the “HoldCos”) formed under the laws of the State of Delaware on June 21, 2023 and March 15, 2024, respectively. The Consolidated Schedule of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financial Highlights of the Company include the accounts of the Subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation for the Company. As of March 31, 2026, total assets of the Company were
$
37,469,358 of which $6,255,394 or approximately 16.72%,
was held in BDC Sapience Holdco, LLC and
$1,288,337 or approximately 3.44%
was held in BDC US Gaming Holdco, LLC. Effective March 31, 2026, the Company elected to liquidate BDC AB Holdco, LLC.
Segment Reporting
An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The portfolio managers as a team have been identified as the CODM for the Company. Through their management, investment, and operating functions, the portfolio managers are responsible for assessing performance and making decisions about resource allocation for the Company. The CODM has determined that the Company has a single operating segment based on the fact that the CODM monitors the operating results of the Company as a whole and that the Company’s long-term strategic asset allocation is pre-determined
in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Company’s portfolio managers as a team. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Consolidated Schedule of Investments, Consolidated Statements of Assets
and
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
and Article 10 of Regulation
S-X.
The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026. The interim financial data as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.
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
Cash and Cash Equivalents
The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Consolidated Statements of Assets and Liabilities. As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $549,614 and $352,412, respectively. As of March 31, 2026 and December 31, 2025, $537,207 and $54,571 was held in the State Street U.S. Government Money Market Fund, and $12,407 and $297,841 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash
The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Consolidated Statements of Assets and Liabilities, when applicable. As of March 31, 2026 and December 31, 2025, there were no securities sold short and no securities held as collateral for securities sold short.
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
Other Fee Income
Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up
fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring
fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized $0 and $8,582 of fee income, respectively.
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
Pursuant to Rule
2a-5
under the Investment Company Act of 1940, as amended, the Board has designated the Adviser as the Company’s valuation designee to perform the fair valuation determination for securities and other assets held by the Company. The Company determines the net asset value of its investment portfolio each quarter, or more frequently as needed. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Adviser as valuation designee, pursuant to board-approved policies and procedures. In connection with that determination, the Adviser will consider portfolio company valuations based on relevant inputs, including indicative dealer quotes, values of like securities, recent portfolio company consolidated financial statements and forecasts, and valuations prepared by third-party valuation services. Rule
2a-5
states that a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Market quotations may also not be “readily available” if a significant event occurs that causes the Adviser to believe that the market price of a security no longer represents the security’s current value at the time of the Company’s net asset value (“NAV”) determination.
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
As of March 31, 2026, the Company held the following investments, for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	$1,226,250
MidWave Wireless, Inc.	Common Stocks	5,999,401
PlantSwitch, Inc.	Common Stocks	2,653,228
NexPoint Capital REIT, LLC	LLC Interests	5,269,986
US GAMING LLC	LLC Interests	3,517,200
Apnimed, Inc.	Preferred Stocks	1,770,097
Apnimed, Inc.	Preferred Stocks	640,554
Sapience Therapeutics, Inc.	Preferred Stocks	3,877,574
Sapience Therapeutics, Inc.	Preferred Stocks	4,679,252
United Fidelity Bank FSB	Preferred Stocks	500,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc.	Senior Secured Loans	1,195,086
MidWave Wireless, Inc.	Senior Secured Loans	282,928
MidWave Wireless, Inc.	Senior Secured Loans	47,161
MidWave Wireless, Inc.	Senior Secured Loans	50,547
As of December 31, 2025, the Company held the following investments, for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp .	Common Stocks	$1,143,750
MidWave Wireless, Inc.	Common Stocks	6,149,576
PlantSwitch, Inc.	Common Stocks	2,653,228
NexPoint Capital REIT, LLC	LLC Interests	5,493,248
US GAMING LLC	LLC Interests	3,120,940
777 Partners, LLC	Preferred Stocks	—
Apnimed, Inc.	Preferred Stocks	1,599,844
Apnimed, Inc.	Preferred Stocks	603,373
Sapience Therapeutics, Inc.	Preferred Stocks	3,877,574
Sapience Therapeutics, Inc.	Preferred Stocks	4,679,252
United Fidelity Bank FSB	Preferred Stocks	500,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc.	Senior Secured Loans	1,158,740
MidWave Wireless, Inc.	Senior Secured Loans	274,324
MidWave Wireless, Inc.	Senior Secured Loans	45,726
MidWave Wireless, Inc.	Senior Secured Loans	49,010

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
As of March 31, 2026, the Company’s investments consisted of senior secured loans, corporate bonds, common stocks, LLC interests, and preferred stocks, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans and bonds, as applicable, are generally based on quotes received from brokers or independent pricing services. Loans and bonds with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans and bonds that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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
The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$—	$3,000,000	$3,000,000
Telecommunication Services	—	—	1,575,722	1,575,722
Corporate Bonds
Media/Telecommunications	—	209,378	—	209,378
Common Stocks
Bioplastics	—	—	2,653,228	2,653,228
Financials	—	—	1,226,250	1,226,250
Real Estate Investment Trust	585,225	—	—	585,225
Real Estate	884,548	—	—	884,548
Telecommunication Services	—	—	5,999,401	5,999,401
Common Stocks - Measured at NAV (1)
Real Estate	—	—	—	365,123
LLC Interests
Consumer Products	—	—	3,517,200	3,517,200
Real Estate	—	—	5,269,986	5,269,986
Preferred Stocks
Financials	—	—	500,000	500,000
Healthcare	—	—	10,967,477	10,967,477

Total Assets	$1,469,773	$209,378	$34,709,264	$36,753,538

Total Investments	$1,469,773	$209,378	$34,709,264	$36,753,538

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

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the period ended March 31, 2026.

Investments:	Balance as of December 31, 2025	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of March 31, 2026	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Healthcare	$3,000,000	$—	$—	$6,814	$—	$—	$(6,814)	$—	$—	$3,000,000	$(6,814)
Telecommunication Services	1,527,800	—	—	—	—	—	799	47,124	—	1,575,723	799
Common Stocks
Bioplastics	2,653,228	—	—	—	—	—	—	—	—	2,653,228	—
Financials	1,143,750	—	—	—	—	—	82,500	—	—	1,226,250	82,500
Telecommunication Services	6,149,576	—	—	—	—	—	(150,175)	—	—	5,999,401	(150,175)
LLC Interests
Consumer Products	3,120,940	—	—	—	—	—	396,259	—	—	3,517,199	396,259
Real Estate	5,493,248	—	—	—	—	—	(223,262)	—	—	5,269,986	(223,262)
Preferred Stocks
Financials	500,000		—	—	—	—	—	—	—	500,000	—
Healthcare	10,760,043	—	—	—	—	—	207,434	—	—	10,967,477	207,434

Total	$34,348,585	$—	$—	$6,814	$—	$—	$306,741	$47,124	$—	$34,709,264	$306,741

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the three months ended March 31, 2025.

Investments:	Balance as of December 31, 2024	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of March 31, 2025	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Healthcare	$3,000,000	$—	$—	$5,788	$—	$—	$(5,788)	$—	$—	$3,000,000	$(5,788)
Telecommunication Services	1,359,755	—	—	—	—	—	861	40,973	—	1,401,589	861
Common Stocks
Bioplastics	4,306,671	—	—	—	—	—	—	—	—	4,306,671	—
Financials	1,627,500	—	—	—	—	—	(322,500)	—	—	1,305,000	(322,500)
Telecommunication Services	6,169,084	—	—	—	—	—	(121,122)	—	—	6,047,962	(121,122)
LLC Interests											—
Consumer Products	2,865,280	—	—	—	—	—	—	—	—	2,865,280	—
Real Estate	6,238,910	—	—	—	—	—	(257,405)	—	—	5,981,505	(257,405)
Preferred Stocks
Financials	725,000	—	—	—	—	—	(112,500)	—	—	612,500	(112,500)
Healthcare	10,749,436	—	—	—	—	—	—	—	—	10,749,436	—

Total	$37,041,636	$—	$—	$5,788	$—	$—	$(818,454)	$40,973	$—	$36,269,943	$(818,454)

Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. Determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers into and out of Level 3 are due to changes in market activity (e.g. frequency of trades), which resulted in changes of available market inputs to determine price. For the three months ended March 31, 2026, there were no transfers from Level 3 to Level 2, and no transfers from Level 2 to Level 3.
The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of March 31, 2026 and December 31, 2025:

Investment	Fair value at March 31, 2026	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (arithmetic average)
LLC Interests	$8,787,185	Transaction Indication of Value	Price per Share	$1,758.60
Preferred Stocks	11,467,477	Option Pricing Model	Volatilty	40% -90% (65%)
		Transaction Indication of Value	Enterprise Value ($mm)	$474.2 -$523.3 ($498.75)
		Indicative Broke Quote	Price per Share	$0 - $500 ($250)
Common Stocks	9,878,879	Discounted Cash Flow	Discount Rate	13.0% - 15.0% (14.0%)
		Multiples Analysis	Multiple of EBITDA	3.50x - 4.75x (4.13x)
			Unadjusted Price/MHz-PoP	$0.10 - $1.10 ($0.57)
			Enterprise Value ($mm)	$45.8 - $1,285 ($631.93)
			Volatility	70.0%
Senior Secured Loans	4,575,723	Transaction Indication of Value	Discount Rate	9.50% -13.75% (11.63%)
		Option Pricing Model
		Discounted Cash Flow

Total	$34,709,264

Investment	Fair value at December 31, 2025	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (arithmetic average)
LLC Interests	$8,614,188	Multiples Analysis	Enterprise Value ($ mm)	$138.1 - $223.3 ($180.70)
Preferred Stocks	11,260,043	Option Pricing Model	Volatility	40% - 90% (65%)
		Transaction Indication of Value	Enterprise Value ($ mm)	$384.3 - $433.0 ($408.65)
		Indicative Broker Quote	Price per Share	$0 - $500 ($250)
Common Stocks	9,946,554	Discounted Cash Flow	Discount Rate	13.0% - 15.0% (14.0%)
		Multiples Analysis	Multiple of EBITDA	3.50x - 4.75x (4.13x)
			Unadjusted Price/MHz-PoP	$0.10 - $1.10 ($0.57)
Senior Secured Loans	4,527,800	Transaction Indication of Value	Enterprise Value ($ mm)	$41.0 - $1,285 ($631.90)
		Option Pricing Model	Volatility	70.0%
		Discounted Cash Flow	Discount Rate	9.50% - 13.75% (11.63%)

Total	$34,348,585

The significant unobservable input used in the fair value measurement of the Company’s LLC interests is price per share. The significant unobservable inputs used in the fair value measurement of the Company’s common equity securities are multiple of EBITDA, unadjusted
price/MHz-PoP
multiple, discount rate, enterprise value, and volatility assumption. The significant unobservable inputs used in the fair value measurement of the Company’s preferred equity securities are volatility assumption, enterprise value and price per share. The significant unobservable input used in the fair value measurement of the Company’s senior secured loan securities is discount rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
In accordance with ASC 820, investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Schedule of Investments and Consolidated Statements of Assets and Liabilities. The investment measured at fair value using the NAV per share practical expedient has the investment strategy of a private Life Sciences REIT. This private Life Sciences REIT does not permit redemptions. Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. For the quarter ended March 31, 2026, there was no position that transferred out of Level 3.
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
Options
The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and changes in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the three months ended March 31, 2026 and 2025, the Company did not hold options.

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
Paid-in
Capital
The proceeds from the issuance of common stock as presented on the Company’s Consolidated Statements of Changes in Net Assets is presented net of selling commissions and fees for the three months ended March 31, 2026 and March 31, 2025. Selling commissions and fees of $0 and $0 were paid for the three months ended March 31, 2026 and March 31, 2025, respectively.
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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the three months ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$242,570	$(1,074,939)
Weighted average common shares outstanding	8,395,228	8,726,914
Earnings (loss) per common share-basic and diluted	$0.03	$(0.12)
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
Note 3 — Investment Portfolio
The following table shows the composition of the Company’s invested assets by industry classification at fair value at March 31, 2026:

	Fair value	Percentage
Assets
Healthcare	$13,967,477	38.0%
Real Estate	6,519,657	17.7%
Telecommunication Services	7,575,123	20.6%
Financials	1,726,250	4.7%
Consumer Products	3,517,200	9.6%
Bioplastics	2,653,228	7.2%
Real Estate Investment Trusts (REITs)	585,225	1.6%
Media/Telecommunications	209,378	0.6%

Total Assets	$36,753,538	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2025:

	Fair value	Percentage
Assets
Healthcare	$14,571,550	38.7%
Real Estate	6,782,987	18.0%
Telecommunication Services	7,677,376	20.4%
Financials	1,643,750	4.4%
Consumer Products	3,120,940	8.3%
Bioplastics	2,653,228	7.1%
Real Estate Investment Trusts (REITs)	704,611	1.9%
Energy	181,852	0.5%
Media/Telecommunications	255,106	0.7%

Total Assets	$37,591,400	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of March 31, 2026:

	Amortized Cost	Fair Value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$4,584,621	$4,575,722	12.4%
Corporate Bonds	277,625	209,378	0.6%
Common Stocks	8,905,071	11,713,775	31.9%
LLC Interests	8,921,300	8,787,186	23.9%
Preferred Stocks	11,552,847	11,467,477	31.2%

Total Assets	$34,241,464	$36,753,538	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2025:

	Amortized Cost	Fair Value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$5,990,108	$5,339,307	14.2%
Corporate Bonds	272,084	255,106	0.7%
Common Stocks	9,114,660	12,122,756	32.2%
LLC Interests	8,921,300	8,614,188	22.9%
Preferred Stocks	11,552,847	11,260,043	30.0%

Total Assets	$35,850,999	$37,591,400	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at March 31, 2026:

Geography	Fair value	Percentage
Assets
United States	$36,753,538	100.0%

Total Assets	$36,753,538	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2025:

Geography	Fair value	Percentage
Assets
United States	$37,591,400	100.0%

Total Assets	$37,591,400	100.0%

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
For the three months ended March 31, 2026 and March 31, 2025, the Company incurred investment advisory fees payable to the Adviser of $186,661 and $224,978, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.
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

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of March 31, 2026.
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
For the three months ended March 31, 2026 and March 31, 2025, the Company incurred administration fees payable to the Adviser of $35,938 and $43,253, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.
Organization and Offering Costs
Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three months ended March 31, 2026 and March 31, 2025, the Adviser did not incur or pay organization costs on our behalf.
Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.
Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2026, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
Fees Paid to Officers and Directors
Each director who oversees all of the portfolios in the Fund Complex receives an annual retainer of $150,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The annual retainer for a director who does not oversee all of the portfolios in the Fund Complex is prorated based on the portion of the $150,000 annual retainer allocable to the portfolios overseen by such director. In addition, the Chairman of the Board receives an additional annual payment of $20,000 and the Chairperson of each committee receives an additional annual payment of $10,000 payable in quarterly installments and allocated among each portfolio in the Fund Complex based on relative net assets. The Directors are reimbursed for actual out-of-pocket
expenses relating to attendance at meetings. The Directors do not receive any separate compensation in connection with service on Committees or for attending Board or Committee Meetings. They do not have any pension or retirement plan. The “Fund Complex” consists of all of the registered investment companies advised by the Adviser and any affiliates as of the period covered by this report. The Company pays no compensation to any of its officers, all of whom are employed by the Adviser, its affiliates or Highgate Consulting Group, Inc., doing business as Skyview Group (“Skyview”).

For the three months ended March 31, 2026 and March 31, 2025, the Company recorded an expense relating to director fees of $3,710 and $4,818, respectively, which represents the allocation of the director fees to the Company. As of March 31, 2026, there were no expenses payable relating to director fees.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of March 31, 2026 is $1,475,600. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of March 31, 2026, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
March 31, 2026	$219,785	$89,086	$130,699	$130,699	March 31, 2029
The following table reflects the fee waivers and expense reimbursements due from the Adviser as of December 31, 2025, September 30, 2025, June 30, 2025 and March 31, 2025, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2025	$915,414	$385,405	$530,009	$127,754	December 31, 2028
September 30, 2025	687,933	285,678	402,255	136,100	September 30, 2028
June 30, 2025	467,440	201,285	266,155	145,163	June 30, 2028
March 31, 2025	225,789	104,797	120,992	120,992	M arch 31, 2028

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2023	$902,219	$481,443	$420,776	$140,233	December 31, 2026
September 30, 2023	630,925	350,382	280,543	96,669	September 30, 2026
June 30, 2023	420,066	236,192	183,874	102,016	June 30, 2026
March 31, 2023	208,486	126,628	81,858	81,858	Expired
During the three months ended March 31, 2026, $81,858 of expense reimbursements that were eligible for recoupment by the Adviser expired.
There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.
Net Increase from Amounts Committed by Affiliates
For the three months ended March 31, 2026 and March 31, 2025, the Adviser did not voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the NAV as of March 31, 2026 would have been lower by approximately this amount.
Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.
Receivable from Adviser / Payable to Adviser
As of March 31, 2026 and December 31, 2025, $130,699 and $118,906 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.
As of March 31, 2026 and December 31, 2025, the Company owed $222,600 and $226,186, respectively, to the Adviser, largely related to advisory fees, and administration fees.
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
Uncertainty in Income Taxes
The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Consolidated Statements of Operations. During the three months ended March 31, 2026 and March 31, 2025, the Company incurred $103,076 and $(24,832), respectively, in income taxes (benefits). Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
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

The following table sets forth the significant components of deferred tax assets and liabilities included in the accompanying consolidated balance sheet as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Net unrealized depreciation of portfolio investments	—	70,830

Total deferred tax assets	—	70,830

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(139,178)	(106,932)

Total deferred tax liabilities	(139,178)	(106,932)

The Company’s income tax expense (benefit) consists of the following:

	For the three months ended March 31,
	2026	2025
Current	$—	$—
Deferred	38,598	(24,832)
Change in valuation	64,478	—

Total provision for income taxes	$103,076	$(24,832)

The Company’s effective tax rates for the three months ended March 31, 2026 and March 31, 2025 were 72.72% and
 2.26%, respectively. The Company does not expect for the investments of its HoldCos to be subject to state income taxes. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.00% primarily due to our RIC operations generally not being subject to federal income taxes.
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

The Company intends to offer to repurchase such shares of common stock at a price not less than the net asset value per share (the “NAV Per Share”) of the Company’s common stock next calculated following the Expiration Date. The Board may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.
The Company conducted its quarterly tender offer for the
first
quarter of 2026 from February 20, 2026, until March 23, 2026 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 1% of its outstanding shares of common stock. During the first quarter tender offer, 84,458 shares of the Company were tendered for repurchase, constituting approximately 1% of the Company’s outstanding shares.
For the three months ended March 31, 2026, the Company repurchased 0 shares as part of its death and disability repurchase program.
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
From time to time, the Company may be involved in legal proceedings in the normal c ou
rse of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2026.
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2026, the Company had no unfunded debt commitments.
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
Note 9 — Affiliated Investments
Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control. The table below shows affiliated issuers of the Company as of March 31, 2026:

Affiliated investments	Shares at December 31, 2025	Fair value as of December 31, 2025	Transfers in (out) at cost	Purchases	Sales and Return of Capital Distribution	Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of March 31, 2026	Shares at March 31, 2026	Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,409	$704,611	$—	$—	$—	$—	$(119,386)	$585,225	23,409	$12,407

NexPoint Capital REIT, LLC (Common Stocks)	789	5,493,248	—	—	—	—	(223,262)	5,269,986	789	180,000

NexPoint Real Estate Finance, Inc.	65,670	924,616	—	—	—	(14)	(40,054)	884,548	65,670	32,834

Total affiliated investments	89,868	$7,122,475	$—	$—	$—	$(14)	$(382,702)	$6,739,759	89,868	$225,241

Note 10 — Consolidated Financial Highlights
Selected data for a share outstanding throughout the three months ended March 31, 2026 and March 31, 2025 is as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026 (unaudited)	March 31, 2025 (unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$4.39	$5.21
Income from investment operations:
Net investment income (loss) (1)	0.02	0.03
Net realized and unrealized gain (loss)	0.02	(0.16)

Total from investment operations	0.04	(0.13)

Less distribution declared to common shareholders:
From net investment income	(0.09)	(0.09)
From net realized gains	—	—
From return of capital	—	—

Total distributions declared to common shareholders	(0.09)	(0.09)

Capital share transaction
Issuance of common stock (2)	—	—
Shares tendered (1)	—	—
Net asset value, end of period	$4.34	$4.99
Net asset value total return (3)(4)	0.91%	(2.64)%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$36,095	$42,880
Shares outstanding, end of period	8,325,126	8,589,867
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses (5)	4.95%	4.50%
Fees and expenses waived or reimbursed (5)	(1.44)%	(1.09)%
Net operating expenses (5)	3.51%	3.42%
Net investment income (loss) before fees waived or reimbursed (5)	0.12%	1.53%
Net investment income (loss) after fees waived or reimbursed (5)	1.56%	2.60%
Ratio of interest and credit facility expenses to average net assets	—%	—%
Portfolio turnover rate (4)	0%	—%
Asset coverage ratio	—%	—%
Weighted average commission rate paid (6)	$—	$—

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

In July 2022, the Adviser formed NexPoint Services, LLC (“NexPoint Services”) as a new 100% wholly-owned subsidiary to perform administrative and accounting services for the Adviser. Certain Skyview personnel were dual-employees of NexPoint Services, with the same services being performed by the dual-employees. As of January 1, 2026, NexPoint Services had no employees or dual-employees and all employees were transferred to the Adviser. The Adviser, and not the Company, will compensate all Adviser, Skyview, and dual-employee personnel who provide services to the Company.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of March 31, 2026, is $1,475,600. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2026 quarterly fee waivers and expense reimbursements due from the Adviser as of March 31, 2026, which are subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
March 31, 2026	$219,785	$89,086	$130,699	$130,699	March 31, 2029

The following table reflects the 2025 quarterly fee waivers and expense reimbursements due from the Adviser as of December 31, 2025, which are subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2025	$915,414	$385,405	$530,009	$127,754	December 31, 2028
September 30, 2025	687,933	285,678	402,255	136,100	September 30, 2028
June 30, 2025	467,440	201,285	266,155	145,163	June 30, 2028
March 31, 2025	225,789	104,797	120,992	120,992	March 31, 2028

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2023	$902,219	$481,443	$420,776	$140,233	December 31, 2026
September 30, 2023	630,924	350,382	280,543	96,669	September 30, 2026
June 30, 2023	420,066	236,192	183,874	102,016	June 30, 2026
March 31, 2023	208,486	126,628	81,858	81,858	Expired

During the three months ended March 31, 2026, $81,858 of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three months ended March 31, 2026 and 2025:

During the three months ended March 31, 2026, we did not make long or short investments in portfolio companies and other investments. During the same period, we generated proceeds from sales and principal repayments on long investments of $1,113,330. As of March 31, 2026, our investment portfolio, with a total fair value of $36.8 million, consisted of 21 interests in portfolio companies (calculated as a percentage of total invested assets: 12.4% in first lien senior secured loans, 0.6% in corporate bonds, 31.9% in common stock, 31.2% in preferred stock, and 23.9% in LLC interests). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 100.0% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 10.9% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
Net Investment Activity	2026	2025
Purchases	$—	$245
Payment-in-kind	47,123	64,389
Sales and Principal Repayments	(1,113,330)	(15,213)

Net Portfolio Activity	$(1,066,207)	$49,421

	For the Three Months Ended March 31,
	2026		2025
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	—	—	$40,974	63.4%
Senior Secured Loans—Third Lien	—	—	23,660	36.6%
Corporate Bonds	—	—	—	—
Preferred Stocks	—	—	—	—
LLC Interests	—	—	—	—
Warrants	—	—	—	—
Common Stocks	—	—	—	—

Total Investment Activity	—	—	$64,634	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2026, and December 31, 2025:

March 31, 2026
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$4,584,621	$4,575,722	12.4%
LLC Interests	8,921,300	8,787,186	23.9%
Corporate Bonds	277,625	209,378	0.6%
Common Stocks	8,905,071	11,713,775	31.9%
Preferred Stock	11,552,847	11,467,477	31.2%

Total Invested Assets	$34,241,464	$36,753,538	100.0%

December 31, 2025
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$5,990,108	$5,339,307	14.2%
LLC Interests	8,921,300	8,614,188	22.9%
Corporate Bonds	272,084	255,106	0.7%
Common Stocks	9,114,660	12,122,756	32.2%
Preferred Stock	11,552,847	11,260,043	30.0%

Total Invested Assets	$35,850,999	$37,591,400	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2026, and December 31, 2025:

Composition of our investment portfolio	March 31, 2026	December 31, 2025
Number of investments	21	23
% Variable Rate	1%	2%
% Non-Income Producing Equity or Other	30%	29%
Weighted Average Cost (Look-Through)	100.0%	97.9%
Weighted Average Credit Rating of Rated Investments	Caa2	C
% of Fixed Income Investments on Non-Accrual	10.9%	9.4%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2026, and December 31, 2025:

	March 31, 2026		December 31, 2025
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated – Private	$11,957,446	32.5%	$10,044,840	26.7%
Broadly Syndicated – Public	209,378	0.6%	1,672,006	4.4%
Middle-Market	24,586,714	66.9%	24,063,475	64.0%
Opportunistic/Other	—	0.0%	1,811,079	4.8%

Total Invested Assets	$36,753,538	100.0%	$37,591,400	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2026, and December 31, 2025:

	March 31, 2026		December 31, 2025
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Bioplastics	$2,653,228	7.2%	$2,653,228	7.1%
Consumer Products	3,517,200	9.6%	3,120,940	8.3%
Energy	—	0.0%	181,852	0.5%
Financials	1,726,250	4.7%	1,643,750	4.4%
Healthcare	13,967,477	38.0%	14,571,550	38.8%
Media/Telecommunications	209,378	0.6%	255,106	0.7%
Real Estate Investment Trusts (REITs)	585,225	1.6%	704,611	1.9%
Real Estate	6,519,657	17.7%	6,782,987	18.0%
Telecommunication Services	7,575,123	20.6%	7,677,376	20.4%

Total Invested Assets	$36,753,538	100.0%	$37,591,400	100.0%

As of March 31, 2026, the Company was an “affiliated person,” as defined in the 1940 Act, of the following portfolio companies: NexPoint Real Estate Finance, Inc. (“NREF”), NexPoint Capital REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of March 31, 2026, and December 31, 2025, 38.0% and 43.6% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Sapience Therapeutics, Inc.: As of March 31, 2026, and December 31, 2025, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.6 million and $8.6 million, respectively. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.

CCS Medical, Inc.: As of March 31, 2026, and December 31, 2025, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million and $3.0 million, respectively. CCS Medical, Inc. provides direct-to-home delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.

Apnimed, Inc.: As of March 31, 2026, and December 31, 2025, we held preferred shares of Apnimed Inc, with an aggregate fair value of $2.4 million and $2.2 million, respectively. Apnimed, Inc. is a clinical-stage pharmaceutical company focused on developing oral pharmacologic therapies for the treatment of obstructive sleep apnea (OSA) and related disorders. Apnimed’ s lead development program targets the neurologic control of upper airway muscles to maintain an open airway during sleep.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

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

Expenses

For the three months ended March 31, 2026 and 2025, we had total net operating expenses before taxes of $450,043 or $0.05 per share and $502,016 or $0.04 per share, respectively. Base management fees attributed to the Adviser were $186,661 and $224,978 for the three months ended March 31, 2026 and 2025, respectively. Our expenses include administrative services expenses attributed to the Adviser of $35,938 and $43,253 for the three months ended March 31, 2026 and 2025, respectively.

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

Our other expenses subject to the Expense Limitation Agreement for three months ended March 31, 2026 and 2025, were $219,785 and $233,785 respectively, and consisted of the following:

	For the Three Months Ended March 31,
	2026	2025
Audit and tax fees	$48,861	$44,993
Legal fees	10,182	12,329
Custodian and accounting service fees	76,341	76,380
Reports to stockholders	31,493	29,582
Stock transfer fee	37,397	44,430
Directors’ fees	3,710	4,818
Other expenses	11,801	21,253

Total	$219,785	$233,785

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income (Loss)

We earned net investment income (loss) before income taxes of $141,749 or $0.02 per share, and $268,992 or $0.03 per share, for the three months ended March 31, 2026 and 2025, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $1,113,330 and $15,213 during the three months ended March 31, 2026 and 2025, respectively, from which we realized a net gains/(losses) of $(567,776) and $1,153 respectively

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2026 and 2025, the net change in unrealized appreciation (depreciation) on investments totaled $771,673 or $0.09 per share, and $(1,369,916) or $(0.14) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2026, was primarily driven by the performance of NexPoint Capital REIT, LLC. The primary holding within the REIT subsidiary is NREF common stock. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2025, was primarily driven by the performance of NexPoint Capital REIT, LLC. The primary holding within the REIT subsidiary is NREF common stock.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three months ended March 31, 2026, and 2025. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of March 31, 2026, would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2026 and 2025, the net increase/(decrease) in net assets resulting from operations was $242,570 or $0.03, and $(1,074,939) or $(0.12) per share, respectively.

	For the Three Months Ended March 31,
	2026	2025
Income	$461,093	$650,016
Expenses	(319,344)	(381,024)
Income Tax Expense (Benefit)	(103,076)	24,832
Net Realized Gain/(Loss)	(567,776)	1,153
Net unrealized appreciation (depreciation)	771,673	(1,369,916)

Total	$242,570	$(1,074,939)

Other Income and Expense

Income tax expense (benefit). The Company has recorded a current income tax expense (benefit) of $103,076 for the three months ended March 31, 2026, compared to $(24,832) for the three months ended March 31, 2025, that is recorded on the Consolidated Statement of Operations.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2026 and March 31, 2025, we had cash and cash equivalents of $549,614 and $1,363,139, respectively. As of March 31, 2026 and March 31, 2025, $537,207 and $1,108,139 was held in the State Street U.S. Government Money Market Fund, and $12,407 and $255,000 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. In aggregate, as of March 31, 2026, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $11.1 million, representing 30.6% of the Company’s currently issued and outstanding common stock.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the three months ended March 31, 2026 and 2025, respectively, and were offset against capital in excess of par value on the consolidated financial statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2026, and March 31, 2025, we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2026 and 2025, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of March 31, 2026.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three months ended March 31, 2026 and 2025, the Company did not make distributions in excess of net investment income.

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

For the three months ended March 31, 2026, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2)
3/31/2026	$0.09	$749,262	$—
1/24/2026(2)	—	—	231,101

Total	$0.09	$749,262	$231,101

[1]	For the current period, there were no dividends classified as return of capital.
[2]	The December 2025 Dividend was reinvested in January 2026, see total December 2025 Dividend in table below.

For the year ended December 31, 2025, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2) (3)
12/31/2025(3)	$0.09	$752,341	$—
9/30/2025	0.09	759,208	240,571
6/30/2025	0.09	749,466	241,804
3/31/2025	0.09	786,537	239,554
1/24/2025(2)	—	—	246,146

Total	$0.36	$3,047,552	$968,075

[1]	Of the total dividends shown, $2,603,950 was classified as a return of capital.
[2]	The December 2024 Dividend was reinvested in January 2025, see total December 2024 Dividend in table below.
[3]	The December 2025 Dividend was reinvested in January 2026.

For the year ended December 31, 2024, the Company made the following distributions:

Payable Date	Dividend/ Share (1)	Total Dividend (1)	Dividends Reinvested (2) (3)
12/31/2024(3)	$0.09	$782,608	$—
9/30/2024	0.09	794,130	272,153
6/30/2024	0.09	802,979	270,100
3/31/2024	0.09	818,563	261,274
1/24/2024(2)	—	—	258,421

Total	$0.36	$3,198,280	$1,061,948

[1]	Of the total dividends shown, $1,757,477 was classified as a return of capital.
[2]	The December 2023 Dividend was reinvested in January 2024.
[3]	The December 2024 Dividend was reinvested in January 2025.

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•

Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. In aggregate, as of March 31, 2026, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $11.1 million, representing 30.6% of the Company’s currently issued and outstanding common stock.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of March 31, 2026, would have been lower. These payments are not recoupable by the Adviser.

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

As of March 31, 2026, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	$1,226,250
MidWave Wireless, Inc.	Common Stocks	5,999,401
PlantSwitch, Inc.	Common Stocks	2,653,228
NexPoint Capital REIT, LLC	LLC Interests	5,269,986
US GAMING LLC	LLC Interests	3,517,200
Apnimed, Inc.	Preferred Stocks	1,770,097
Apnimed, Inc.	Preferred Stocks	640,554
Sapience Therapeutics, Inc.	Preferred Stocks	3,877,574
Sapience Therapeutics, Inc.	Preferred Stocks	4,679,252
United Fidelity Bank FSB	Preferred Stocks	500,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc.	Senior Secured Loans	1,195,086
MidWave Wireless, Inc.	Senior Secured Loans	282,928
MidWave Wireless, Inc.	Senior Secured Loans	47,161
MidWave Wireless, Inc.	Senior Secured Loans	50,547

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

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three months ended March 31, 2026 and 2025, the Adviser did not incur or pay any organization costs on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three months ended March 31, 2026 and 2025, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three months ended March 31, 2026 and 2025, the Company capitalized $0 and $0, respectively, of offering costs. As of March 31, 2026 and 2025, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of March 31, 2026, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

The Company may hold certain portfolio company investments through consolidated taxable subsidiaries. The Company does not expect for the investments of its consolidated taxable subsidiaries to be subject to state income taxes. Accordingly, the Company’s provision for income taxes is reflective of only the U.S. federal statutory corporate tax rate of 21.0%. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of March 31, 2026, and March 31, 2025, the Company recorded deferred tax assets of $0 and $58,414, respectively, and recorded deferred tax liabilities of $(139,178) and $(68,277), respectively, that are presented net in the accompanying consolidated balance sheet, for certain of the Company’s taxable consolidated subsidiaries. The only component of the deferred tax asset and liabilities is net unrealized depreciation on portfolio investments held within the taxable subsidiaries.

Recent Accounting Pronouncements

Please refer to Note 2 to the financial statements included herein for discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of March 31, 2026, 8.2% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating SOFR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase in interest income	Increase in NII
Down 25 basis points	$—	$—
Up 50 basis points	49,266	49,266
Up 100 basis points	98,532	98,532
Up 200 basis points	197,064	197,064
Up 300 basis points	295,596	295,596

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

NEXPOINT CAPITAL, INC.

Date: May 14, 2026	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: May 14, 2026	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer