Form 10-Q
period 2026-06-30
NexPoint Capital, Inc.
filed 2026-08-14
CIK 1588272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2026
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
of the Exchange Act). Yes ☐ No ☒
As of June 30, 2026, the Registrant had 8,295,947 shares of common stock, $0.001 par value, outstanding.

Part I – Financial Information

Item 1.	Financial Statements
NexPoint Capital, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2026 (Unaudited)	December 31, 2025 (5)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $25,850,540 and $27,423,302, respectively)	$31,515,924	$30,468,925
Non-controlled, affiliated investments (cost of $817,590 and $1,739,604, respectively) (1)	818,933	1,629,227
Controlled, affiliated investments (cost of $6,688,093 and $6,688,093, respectively) (1)	6,024,950	5,493,248

Total investments (cost of $33,356,223 and $35,850,999, respectively)	38,359,807	37,591,400
Cash and cash equivalents	616,357	352,412
Dividends and interest receivable	27,035	25,672
Receivable from Adviser (2)	75,475	118,906
Prepaid expenses	5,367	10,748
Deferred tax asset (3)	—	70,830

Total assets	39,084,041	38,169,968

Liabilities
Payable for fund shares repurchased	—	6,604
Payable to Adviser (2)	211,685	226,186
Accrued expenses and other liabilities	279,807	339,971
Distributions payable	746,635	752,341
Deferred tax liability (3)	139,177	106,932

Total liabilities	1,377,304	1,432,034

Commitments and contingencies (4)

Net assets
Preferred stock, $0.001 par value (25,000,000 shares authorized, 0 shares issued and outstanding)	—	—
Common stock, $0.001 par value (200,000,000 shares authorized, 8,295,947 and 8,359,344 shares issued and outstanding, respectively)	8,296	8,359
Paid-in capital in excess of par	71,959,366	72,231,634
Distributable earnings (accumulated loss)	(34,260,925)	(35,502,059)

Total net assets	$37,706,737	$36,737,934

Net asset value per share of common stock	$4.55	$4.39

(1)	See Note 9 for a discussion of affiliated and controlled, affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of the deferred tax asset/liability.
(4)	See Note 4 and Note 7 for a discussion of the commitments and contingencies of the Company (as defined in Note 1).
(5)	See Note 2 for a discussion of reclassifications made within the consolidated financial statements.

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025 (4)	2026	2025 (4)
Investment income:
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$120,168	$267,797	$308,897	$513,289
PIK interest income:
Non-controlled, non-affiliated investments	48,569	43,045	95,692	107,434
Dividend income:
Non-controlled, affiliated investments (1)	17,741	77,772	62,982	155,546
Controlled, affiliated investments (1)	167,500	160,404	347,500	414,183
Other income:
Non-controlled, non-affiliated investments	—	(461)	—	8,121

Total investment income	353,978	548,557	815,071	1,198,573
Expenses:
Investment advisory fees (2)	175,154	195,833	361,815	420,811
Custodian and accounting service fees	77,163	77,262	153,504	153,642
Administration fees (2)	36,425	40,909	72,363	84,162
Stock transfer fee	—	45,193	37,397	89,623
Audit and tax fees	47,520	46,908	96,381	91,901
Reports to stockholders	33,441	32,649	64,934	62,231
Other expenses	5,091	22,320	24,551	43,573
Legal fees	2,123	12,466	12,305	24,795
Directors’ fees (2)	3,751	4,366	7,461	9,184

Total expenses	380,668	477,906	830,711	979,922
Expenses (waived) or recouped by the Adviser (2)	(76,335)	(145,163)	(207,034)	(266,155)

Net expenses	304,333	332,743	623,677	713,767

Net investment income before income taxes	49,645	215,814	191,394	484,806
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	7,956	103,535	(559,806)	104,700
Non-controlled, affiliated investments (1)	(54,650)	—	(54,664)	(12)

Net realized gains (losses)	(46,694)	103,535	(614,470)	104,688
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	1,465,386	(1,644,459)	2,619,760	(2,652,329)
Non-controlled, affiliated investments (1)	271,160	(342,875)	111,720	(447,516)
Controlled, affiliated investments	754,964	(626,167)	531,702	(883,572)
Income tax (expense) benefit (3)	—	—	(103,076)	24,832

Net change in unrealized appreciation (depreciation), net of deferred taxes	2,491,509	(2,613,501)	3,160,106	(3,958,585)

Net realized and unrealized gains (losses), net of deferred taxes	2,444,815	(2,509,966)	2,545,636	(3,853,897)

Net increase (decrease) in net assets resulting from operations	2,494,460	(2,294,152)	2,737,030	(3,369,091)

Per share information - basic and diluted per common share
Net investment income (loss):	$0.01	$0.03	$0.02	$0.06
Earnings (loss) per share:	$0.30	$(0.27)	$0.33	$(0.39)
Weighted average shares outstanding:	8,364,018	8,611,318	8,379,537	8,662,637

(1)	See Note 9 for a discussion of affiliated and controlled, affiliated investments.
(2)	See Note 4 for a discussion of related party transactions and arrangements.
(3)	See Note 5 for a discussion of income tax expense.
(4)	See Note 2 for a discussion of reclassifications made within the consolidated financial statements.

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at March 31, 2026	8,325,126	$8,325	$72,095,380	$(36,008,751)	$36,094,954
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	—	—	—	49,645	49,645
Net realized gain (loss) on investments	—	—	—	(46,694)	(46,694)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	—	—	—	2,491,509	2,491,509
Shareholder distributions:
Repurchase of common stock	(81,314)	(81)	(360,141)	—	(360,222)
Reinvestment of common stock	52,135	52	224,127	—	224,179
Distributions to stockholders	—	—	—	(746,634)	(746,634)

Total increase (decrease) for the three months ended June 30, 2026	(29,179)	(29)	(136,014)	1,747,826	1,611,783

Balance at June 30, 2026	8,295,947	$8,296	$71,959,366	$(34,260,925)	$37,706,737

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2025	8,359,344	$8,359	$72,231,634	$(35,502,059)	$36,737,934
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	—	—	—	191,394	191,394
Net realized gain (loss) on investments	—	—	—	(614,470)	(614,470)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	—	—	—	3,160,106	3,160,106
Shareholder distributions:
Repurchase of common stock	(165,772)	(165)	(727,446)	—	(727,611)
Reinvestment of common stock	102,375	102	455,178	—	455,280
Distributions to stockholders	—	—	—	(1,495,896)	(1,495,896)

Total increase (decrease) for the six months ended June 30, 2026	(63,397)	(63)	(272,268)	1,241,134	968,803

Balance at June 30, 2026	8,295,947	$8,296	$71,959,366	$(34,260,925)	$37,706,737

Distributions to stockholders per share	—	$—	$—	$0.18	$0.18

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at March 31, 2025	8,589,867	$8,590	$76,649,339	$(33,777,889)	$42,880,040
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	—	—	—	215,814	215,814
Net realized gain (loss) on investments	—	—	—	103,535	103,535
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	—	—	—	(2,613,501)	(2,613,501)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(160,278)	(160)	(775,588)	—	(775,748)
Reinvestment of common stock	47,249	47	239,507	—	239,554
Distributions to stockholders	—	—	—	(749,466)	(749,466)
Distributions to stockholders from return of capital	—	—	—	—	—

Total increase (decrease) for the three months ended June 30, 2025	(113,029)	(113)	(536,081)	(3,043,618)	(3,579,812)

Balance at June 30, 2025	8,476,838	$8,477	$76,113,258	$(36,821,507)	$39,300,228

Distributions to stockholders per share	—	$—	$—	$0.09	$0.09

	Common Stock
	Shares	Par Amount	Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	8,695,640	$8,695	$77,183,988	$(31,916,413)	$45,276,270
Increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	484,806	484,806
Net realized gain (loss) on investments	—	—	—	104,688	104,688
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	—	—	—	(3,958,585)	(3,958,585)
Shareholder distributions:
Issuance of common stock	—	—	—	—	—
Repurchase of common stock	(310,163)	(310)	(1,556,338)	—	(1,556,648)
Reinvestment of common stock	91,361	92	485,608	—	485,700
Distributions to stockholders	—	—	—	(1,536,003)	(1,536,003)
Distributions to stockholders from return of capital	—	—	—	—	—

Total increase (decrease) for the six months ended June 30, 2025	(218,802)	(218)	(1,070,730)	(4,905,094)	(5,976,042)

Balance at June 30, 2025	8,476,838	$8,477	$76,113,258	$(36,821,507)	$39,300,228

Distributions to stockholders per share	—	$—	$—	$0.18	$0.18

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025 (1)
Cash flows provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$2,737,030	$(3,369,091)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	—	—
Payment-in-kind on non-controlled, non affiliated investments	(95,692)	(107,434)
Proceeds from sales and principal repayments of non-controlled, non affiliated investment securities	1,988,637	1,403,684
Net realized gain (loss) on non-controlled, non affiliated investments	559,806	(254,700)
Net realized (gain) loss on non-controlled, affiliated investments	54,664	12
Net change in unrealized (appreciation) depreciation on investments	(3,263,182)	3,983,417
Amortization of premium/discount, net	(12,640)	(97,032)
Change in operating assets and liabilities:
(Increase) decrease in dividends and interest receivable	(1,363)	126,530
(Increase) decrease in receivable from Adviser	43,431	2,821
(Increase) decrease in prepaid expenses	5,381	(6,975)
(Increase) decrease in deferred tax asset	70,830	(24,832)
(Increase) decrease in other receivables	—	22,137
Increase (decrease) in payable to Adviser	(14,501)	(75,645)
Increase (decrease) in accrued expenses and other liabilities	(60,164)	105,991
Increase (decrease) in deferred tax liability	32,245	—

Net cash flows provided by (used in) operating activities	2,044,482	1,708,883

Cash flows provided by (used in) financing activities
Repurchase of common stock, net of payable	(734,215)	(1,556,648)
Distributions paid in cash, net of payable	(1,046,322)	(1,069,996)

Net cash flows (used in) financing activities	(1,780,537)	(2,626,644)

Net increase (decrease) in cash and cash equivalents	263,945	(917,761)

Cash and cash equivalents
Beginning of the year	352,412	1,671,503

End of the period	$616,357	$753,742

Supplemental disclosure and non-cash operating and financing activities
Paid-in-kind interest income	$95,692	$107,434
Reinvestment of distributions paid	$455,280	$485,700
Local and excise taxes paid	$8,730	$14,919

(1)	See Note 2 for a discussion of reclassifications made within the consolidated financial statements.

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of June 30, 2026
(Unaudited)

Portfolio Company (1) (2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 12.7% (4)
Healthcare – 8.2%
CCS Medical, Inc (First Lien Term Loan) (5) (6) (7)	Fixed + 1600	0.00%	4/7/2027	$3,000,000	$2,982,071	$3,000,000

Telecommunication Services – 4.5%
MidWave Wireless, Inc. (First Lien Term Loan E) (6) (7)	12% PIK	12.00%	12/31/2028	$1,239,015	$1,239,015	1,247,192
MidWave Wireless, Inc. (First Lien Term Loan F) (6) (7)	12% PIK	12.00%	12/31/2028	$293,328	$293,328	295,264
MidWave Wireless, Inc. (First Lien Term Loan G) (6) (7)	12% PIK	12.00%	12/31/2028	$52,405	$52,405	49,217
MidWave Wireless, Inc. (First Lien Term Loan H) (6) (7)	12% PIK	12.00%	12/31/2028	$48,894	$48,894	52,751

						1,644,424

Total Senior Secured Loans						4,644,424

Corporate Bonds – 0.7%
Media/Telecommunications – 0.7%
iHeartCommunications, Inc. (8)		9.13%	5/1/2029	$110,967	$111,375	107,818
iHeartCommunications, Inc. (8)		10.88%	5/1/2030	$171,258	$171,917	149,417

Total Corporate Bonds						257,235

				Shares
Common Stocks – 42.7%
Bioplastics – 11.1%
PlantSwitch, Inc. (Series A-2) (6) (7)				$1,128,553	$2,192,329	4,063,919

Consumer Products – 9.6%
SK Telecom CS T1 Co., Ltd. (6) (7)				$2,000	$2,233,207	3,517,200

Financials – 3.3%
American Banknote Corp. (6) (7) (9) (10)				$37,500	$2,062,912	1,221,675

Real Estate – 1.3%
IQHQ, Inc. (13)				$87,350	$1,310,250	285,635
Nexpoint Real Estate Finance, Inc. (11)				$10,668	$178,835	165,354

						450,989

Real Estate Investment Trust (REIT) – 1.8%
NexPoint Residential Trust, Inc. (8) (11)				$23,409	$638,755	653,579

Telecommunication Services – 15.6%
MidWave Wireless, Inc. (6) (7) (9)				$14,035	$1,599,990	5,708,877

Total Common Stocks						15,616,239

LLC Interests – 16.5%
Real Estate – 16.5%
NexPoint Capital REIT, LLC (6) (7) (14)				$789	$6,688,093	6,024,950

Total LLC Interests						6,024,950

	Preferred Dividend Rate
Preferred Stocks – 31.3%
Financials – 0.3%
777 Partners, LLC (6) (7)	10.00%			$750	$750,000	—
United Fidelity Bank FSB (6) (7)	7.00%			$1,000	$1,000,000	500,000

						500,000

Healthcare – 31.0%
Apnimed, Inc. (6) (7)				$135,122	$1,199,993	2,047,098
Apnimed, Inc. (Series C-2) (6) (7)				$47,065	$522,469	713,035
Sapience Therapeutics, Inc. (Series B Preferred Shares) (6) (7) (10)				$1,111,111	$4,000,385	4,679,049
Sapience Therapeutics, Inc. (Series B-1 Preferred Shares) (6) (7) (10)				$1,619,048	$4,080,000	3,877,777

						11,316,959

Total Preferred Stocks						11,816,959

Total Investments – 103.9%					$33,356,223	$38,359,807

Cash Equivalents – 1.7% (12)						$616,357

Other Assets & Liabilities, net – (3.5%)						$(1,269,427)

Net Assets – 102.1%						$37,706,737

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
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
(4)
Senior secured loans in which the Company invests generally pay interest at rates which are periodically determined by reference to a base lending rate plus a spread (unless otherwise identified, all senior secured loans carry a variable rate of interest). These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by the Federal Reserve Bank such as the Secured Overnight Financing Rate (“SOFR”) or (iii) the coupon rate. Rate shown represents the actual rate at June 30, 2026. Senior secured loans, while exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”), contain certain restrictions on resale and cannot be sold publicly. Senior secured floating rate loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy. As a result, the actual remaining maturity may be substantially less than the stated maturity shown.

(5)	The interest rate on these investments is subject to a base rate of 3-Month SOFR, which at June 30, 2026 was 3.60%.
(6)
Represents fair value as determined by the Adviser pursuant to the policies and procedures approved by the Board of Directors (the “Board”). The Board has designated the Adviser as “valuation designee” for the Company pursuant to Rule
2a-5
of the 1940 Act. The Adviser considers fair valued securities to be securities for which market quotations are not readily available and these securities may be valued using a combination of observable and unobservable inputs. Securities with a total aggregate value of $36,998,004 or 98.1% of net assets were fair valued under the Company’s valuation procedures as of June 30, 2026.

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
Non-qualifying
assets represented 2.5% of the Company’s total assets as of June 30, 2026.

(9)	Non-income producing security.
(10)	All or a portion of this security is held through a holding company (See Note 1).
(11)
Represents a non-controlled

affiliated, issuer. Assets with a total aggregate fair market value of $
818,933, or 2.2
% of net assets, were non-controlled and affiliated investments of the Company as of June 30, 2026. See Note 9.

(12)	State Street U.S. Government Money Market Fund.
(13)
Securities with a total aggregate value of $285,635, or 0.8% of net assets, were valued using the issuer’s fair market value NAV as a practical expedient under ASC 820. Please see Notes to Consolidated Financial Statements for an explanation of this hierarchy.

(14)
Represents a controlled affiliated, issuer. Assets with a total aggregate fair market value of $6,024,950, or 16.0% of net assets, were controlled and affiliated investments of the Company as of June 30, 2026. See Note 9.

Glossary

PIK	Payment-in-Kind

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments
As of December 31, 2025

Portfolio Company (1) (2)	Interest Rate	Base Rate Floor	Maturity Date	Principal Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans – 14.7% (4)
Healthcare – 10.4%
Carestream Health, Inc. (First Lien Term Loan) (5)	SOFR + 750	3.67%	9/30/2027	$1,579,575	$1,459,426	$811,507
CCS Medical, Inc (First Lien Term Loan) (5) (6) (7)	Fixed + 1600	0.00%	4/7/2026	3,000,000	2,992,732	3,000,000

						3,811,507

Telecommunication Services – 4.3%
MidWave Wireless, Inc. (First Lien Term Loan E) (6) (7)	12% PIK	12.00%	12/31/2028	1,166,439	1,166,439	1,158,740
MidWave Wireless, Inc. (First Lien Term Loan F) (6) (7)	12% PIK	12.00%	12/31/2028	276,146	276,146	274,324
MidWave Wireless, Inc. (First Lien Term Loan G) (6) (7)	12% PIK	12.00%	12/31/2028	49,335	49,335	49,010
MidWave Wireless, Inc. (First Lien Term Loan H) (6) (7)	12% PIK	12.00%	12/31/2028	46,030	46,030	45,726

						1,527,800

Total Senior Secured Loans						5,339,307

Corporate Bonds – 0.7%
Media/Telecommunications – 0.7%
iHeartCommunications, Inc. (8)	9.13%		5/1/2029	110,967	108,484	106,963
iHeartCommunications, Inc. (8)	10.88%		5/1/2030	171,258	163,600	148,143

Total Corporate Bonds						255,106

				Shares
Common Stocks – 32.9%
Bioplastics – 7.2%
PlantSwitch, Inc. (Series A-2) (6) (7)				1,128,553	2,192,329	2,653,228

Energy – 0.5%
Talos Energy				16,502	209,575	181,852

Financials – 3.1%
American Banknote Corp. (6) (7) (9) (10)				750,000	2,062,912	1,143,750

Real Estate – 3.5%
IQHQ, Inc. (13)				87,350	1,310,250	365,123
Nexpoint Real Estate Finance, Inc. (11)				65,670	1,100,849	924,616

						1,289,739

Real Estate Investment Trusts (REITs) – 1.9%
NexPoint Residential Trust, Inc. (8) (11)				23,409	638,755	704,611

Telecommunication Services – 16.7%
MidWave Wireless, Inc. (6) (7) (9)				14,035	1,599,990	6,149,576

Total Common Stocks						12,122,756

LLC Interests – 23.4%
Consumer Products – 8.5%
US Gaming, LLC (6) (7) (9) (10)				2,000	2,233,207	3,120,940

Real Estate – 14.9%
NexPoint Capital REIT, LLC (6) (7) (11) (14)				789	6,688,093	5,493,248

Total LLC Interests						8,614,188

See Notes to Consolidated Financial Statements.

NexPoint Capital, Inc.
Consolidated Schedule of Investments (continued)
As of June 30, 2026

Portfolio Company (1) (2)	Preferred Dividend Rate	Shares	Amortized Cost (3)	Fair Value
Preferred Stocks – 30.7%
Financials – 4.5%
777 Partners, LLC (6) (7)	10.00%	750	750,000	—
United Fidelity Bank FSB (6) (7)	7.00%	1,000	1,000,000	500,000

				500,000

Healthcare – 37.3%
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

(14)	Represents a controlled issuer. See Note 9.
Glossary

PIK	Payment-in-Kind

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
The Company was formed in Delaware on September 30, 2013 and formally commenced operations on September 2, 2014 upon satisfying the minimum offering requirement by raising gross proceeds of $10.0 million in connection with a private placement with NexPoint Advisors, L.P. (the “Adviser”), our external advisor. Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. As of June 30, 2026, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $11.6 million representing 30.7% of the Company’s currently issued and outstanding common stock, in aggregate.
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
As of June 30, 2026, there are two consolidated subsidiaries: the BDC Sapience Holdco, LLC and BDC US Gaming Holdco, LLC,(collectively, the “HoldCos”) formed under the laws of the State of Delaware on June 21, 2023 and March 15, 2024, respectively. The Consolidated Schedule of Investments, Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets, Consolidated Statements of Cash Flows and Consolidated Financial Highlights of the Company include the accounts of the Subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation for the Company. As of June 30, 2026, total assets of the Company were $39,084,041 of which $6,255,418 or approximately 16.0%, was held in BDC Sapience Holdco, LLC, and $1,288,329 or approximately 3.3% was held in BDC US Gaming Holdco, LLC. Effective March 31, 2026, the Company elected to liquidate BDC AB Holdco, LLC.
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
and Article 10 of Regulation
S-X.
The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026. The interim financial data as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of the normal recurring adjustments, necessary to a fair statement of the results for the interim periods.
Revision to Previously Reported Financial Information
Certain amounts in the prior period consolidated financial statements have been reclassified to conform investments previously presented as affiliated investments, to separately reflect controlled and non-controlled, affiliated investments in the current presentation. Such reclassifications had no effect on the Company’s previously reported net assets, net increase (decrease) in net assets resulting from operations, net asset value per share, or total return.
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
Cash and Cash Equivalents
The Company considers liquid assets deposited with a bank, money market funds, and certain short-term debt instruments with original maturities of three months or less to be cash equivalents. These investments represent amounts held with financial institutions that are readily accessible to pay Company expenses or purchase investments. Cash and cash equivalents are valued at cost plus accrued interest, which approximates fair value. The value of cash equivalents denominated in foreign currencies, if any, is determined by converting to U.S. dollars on the date of the Consolidated Statements of Assets and Liabilities. As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $616,357 and $352,412, respectively. As of June 30, 2026 and December 31, 2025, $616,357 and $54,571 was held in the State Street U.S. Government Money Market Fund, and $0 and $297,841 was held in a custodial account with State Street Bank and Trust Company, respectively.

Securities Sold Short and Restricted Cash
The Company may sell securities short. A security sold short is a transaction in which the Company sells a security it does not own in anticipation that the market price of that security will decline. When the Company sells a security short, it must borrow the security sold short from a broker-dealer and deliver it to the buyer upon conclusion of the transaction. The Company may have to pay a fee to borrow particular securities and is often obligated to pay over any dividends or other payments received on such borrowed securities. Cash held as collateral for securities sold short is classified as restricted cash on the Consolidated Statements of Assets and Liabilities, when applicable. As of June 30, 2026 and December 31, 2025, there were no securities sold short and no securities held as collateral for securities sold short.
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
Other Fee Income
Fee income may consist of origination/closing fees, amendment fees, administrative agent fees, transaction break-up
fees and other miscellaneous fees. Origination fees, amendment fees, and other similar fees are non-recurring
fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. For the three and six months ended June 30, 2026, the Company recognized $0 and $0 of fee income (loss), respectively. For the three and six months ended June 30, 2025, the Company recognized $(461) and $8,121 of fee income (loss), respectively.
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
As of June 30, 2026, the Company held the following investments, for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	$1,221,675
MidWave Wireless, Inc.	Common Stocks	5,708,877
PlantSwitch, Inc.	Common Stocks	4,063,919
SK Telecom CS T1 Co., Ltd.	Common Stocks	3,517,200
NexPoint Capital REIT, LLC	LLC Interests	6,024,950
Apnimed, Inc.	Preferred Stocks	2,047,098
Apnimed, Inc.	Preferred Stocks	713,035
Sapience Therapeutics, Inc.	Preferred Stocks	3,877,777
Sapience Therapeutics, Inc.	Preferred Stocks	4,679,049
United Fidelity Bank FSB	Preferred Stocks	500,000
777 Partners, LLC	Preferred Stocks	—
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc.	Senior Secured Loans	1,247,192
MidWave Wireless, Inc.	Senior Secured Loans	295,264
MidWave Wireless, Inc.	Senior Secured Loans	49,217
MidWave Wireless, Inc.	Senior Secured Loans	52,751
As of December 31, 2025, the Company held the following investments, for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
American Banknote Corp.	Common Stocks	$1,143,750
MidWave Wireless, Inc.	Common Stocks	6,149,576
PlantSwitch, Inc.	Common Stocks	2,653,228
NexPoint Capital REIT, LLC	LLC Interests	5,493,248
US GAM ING LLC	LLC Interests	3,120,940
777 Partners, LLC	Preferred Stocks	—
Apnimed, Inc.	Preferred Stocks	1,599,844
Apnimed, Inc.	Preferred Stocks	603,373
Sapience Therapeutics, Inc.	Preferred Stocks	3,877,574
Sapience Therapeutics, Inc.	Preferred Stocks	4,679,252
United Fidelity Bank FSB	Preferred Stocks	500,000
CCS Medical, Inc.	Senior Secured Loans	3,000,000
MidWave Wireless, Inc.	Senior Secured Loans	1,158,740
MidWave Wireless, Inc.	Senior Secured Loans	274,324
MidWave Wireless, Inc.	Senior Secured Loans	45,726
MidWave Wireless, Inc.	Senior Secured Loans	49,010

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
As of June 30, 2026, the Company’s investments consisted of senior secured loans, corporate bonds, common stocks, LLC interests, and preferred stocks, which may be purchased for a fraction of the price of the underlying securities. The fair value of the Company’s loans and bonds, as applicable, are generally based on quotes received from brokers or independent pricing services. Loans and bonds with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Loans and bonds that are priced using quotes derived from implied values, indicative bids or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

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
The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The following are summaries of the Company’s investments categorized within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$—	$3,000,000	$3,000,000
Telecommunication Services	—	—	1,644,424	1,644,424
Corporate Bonds
Media/Telecommunications	—	257,235	—	257,235
Common Stocks
Bioplastics	—	—	4,063,919	4,063,919
Consumer Products	—	—	3,517,200	3,517,200
Financials	—	—	1,221,675	1,221,675
Real Estate Investment Trust	653,579	—	—	653,579
Real Estate	165,354	—	—	165,354
Telecommunication Services	—	—	5,708,877	5,708,877
Common Stocks - Measured at NAV (1)
Real Estate	—	—	—	285,635
LLC Interests
Consumer Products	—	—	—	—
Real Estate	—	—	6,024,950	6,024,950
Preferred Stocks
Financials	—	—	500,000	500,000
Healthcare	—	—	11,316,959	11,316,959

Total Assets	$818,933	$257,235	$36,998,004	$38,359,807

Total Investments	$818,933	$257,235	$36,998,004	$38,359,807

(1)
Certain investments measured at fair value using net asset value per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Schedule of Investments.

	December 31, 2025
Investments	Level 1	Level 2	Level 3	Total
Assets
Senior Secured Loans
Healthcare	$—	$811,507 $	3,000,000	$3,811,507
Telecommunication Services	—	—	1,527,800	1,527,800
Corporate Bonds
Media/Telecommunications	—	255,106	—	255,106
Common Stocks
Bioplastics	—	—	2,653,228	2,653,228
Energy	181,852	—	—	181,852
Financials	—	—	1,143,750	1,143,750
Real Estate Investment Trust	704,611	—	—	704,611
Real Estate	924,616	—	—	924,616
Telecommunication Services	—	—	6,149,576	6,149,576
Common Stocks - Measured at NAV (1)
Real Estate	—	—	—	365,123
LLC Interests
Consumer Products	—	—	3,120,940	3,120,940
Real Estate	—	—	5,493,248	5,493,248
Preferred Stocks
Financials	—	—	500,000	500,000
Healthcare	—	—	10,760,043	10,760,043

Total Assets	$1,811,079	$1,066,613	$34,348,585	$37,591,400

Total Investments	$1,811,079	$1,066,613	$34,348,585	$37,591,400

(1)
Certain investments measured at fair value using net asset value per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Schedule of Investments.

The table below sets forth a summary of changes in the Company’s Level 3 investments (measured at fair value using significant unobservable inputs) for the six months ended June 30, 2026.

Investments:	Balance as of December 31, 2025	Transfers into Level 3	Transfers out of Level 3	Net amortization (accretion) of premium/ (discount)	Distribution to Return Capital	Net realized gains/ (losses)	Net change in unrealized gains/ (losses)	Purchases/ PIK	(Sales and redemptions)	Balance as of June 30, 2026	Change in unrealized gain/(loss) on Level 3 securities still held at period end
Assets
Senior Secured Loans
Healthcare	$3,000,000	$—	$—	$(10,661)	$—	$—	$10,661	$—	$—	$3,000,000	$10,661
Telecommunication Services	1,527,800	—	—	—	—	—	20,932	95,692	—	1,644,424	20,932
Common Stocks
Bioplastics	2,653,228	—	—	—	—	—	1,410,691	—	—	4,063,919	1,410,691
Consumer Products	—	—	—	—	—	—	1,283,993	2,233,207	—	3,517,200	1,283,993
Financials	1,143,750	—	—	—	—	—	77,925	—	—	1,221,675	77,925
Telecommunication Services	6,149,576	—	—	—	—	—	(440,698)	—	—	5,708,878	(440,698)
LLC Interests
Consumer Products	3,120,940	—	—	—	—	—	(887,733)	—	(2,233,207)	—	—
Real Estate	5,493,248	—	—	—	—	—	531,702	—	—	6,024,950	531,702
Preferred Stocks
Financials	500,000	—	—	—	—	—	—	—	—	500,000	—
Healthcare	10,760,043	—	—	—	—	—	556,916	—	—	11,316,959	556,916

Total	$34,348,585	$—	$—	$(10,661)	$—	$—	$2,564,389	$2,328,899	$(2,233,207)	$36,998,005	$3,452,122

(1)	Reflects a conversion at cost, resulting in no realized gain or loss.

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

Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. Determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. Transfers into and out of Level 3 are due to changes in market activity (e.g. frequency of trades), which resulted in changes of available market inputs to determine price. For the six months ended June 30, 2026, there were no transfers from Level 3 to Level 2, and no transfers from Level 2 to Level 3.
The following are summaries of significant unobservable inputs used in the fair valuations of investments categorized within Level 3 of the fair value hierarchy as of June 30, 2026 and December 31, 2025:

Investment	Fair value at June 30, 2026	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (arithmetic average)
LLC Interests	$6,024,950	Transaction Indication of Value	Enterprise Value ($mm)	$695.5 -$793.1 ($744.30)
Preferred Stocks	11,816,959	Option Pricing Model	Volatilty	40% - 60% (50%)
		Transaction Indication of Value	Enterprise Value ($mm)	$695.5 -$793.1 ($744.30)
		Indicative Broke Quote	Price per Share	$0 - $500 ($250)
Common Stocks	14,511,671	Discounted Cash Flow	Discount Rate	12.5% - 14.5% (13.5%)
		Transaction Indication of Value Multiples Analysis	Price per Share Multiple of EBITDA Unadjusted Price/MHz-PoP	$1,758.60 3.25x - 4.50x (3.88x) $0.10 - $1.10 ($0.57)
Senior Secured Loans	4,644,424	Transaction Indication of Value	Enterprise Value ($mm)	$76.3 - $1,285 ($649.65)

Total	$36,998,004

Investment	Fair value at December 31, 2025	Valuation Technique	Unobservable Inputs	Range of Input Value(s) (arithmetic average)
LLC Interests	$8,614,188	Multiples Analysis	Enterprise Value ($mm)	$138.1 - $223.3 ($180.70)
Preferred Stocks	11,260,043	Option Pricing Model	Volatility	40% - 90% (65%)
		Transaction Indication of Value	Enterprise Value ($mm)	$384.3 - $433.0 ($408.65)
		Indicative Broker Quote	Price per Share	$0 - $500 ($250)
Common Stocks	9,946,554	Discounted Cash Flow	Discount Rate	13.0% - 15.0% (14.0%)
		Multiples Analysis	Multiple of EBITDA	3.50x - 4.75x (4.13x)
			Unadjusted Price/MHz-PoP	$0.10 - $1.10 ($0.57)
Senior Secured Loans	4,527,800	Transaction Indication of Value	Enterprise Value ($mm)	$41.0 - $1,285 ($631.90)
		Option Pricing Model	Volatility	70.0%
		Discounted Cash Flow	Discount Rate	9.50% - 13.75% (11.63%)

Total	$34,348,585

The significant unobservable input used in the fair value measurement of the Company’s LLC interests is enterprise value. The significant unobservable inputs used in the fair value measurement of the Company’s common equity securities are multiple of EBITDA, price per share, unadjusted
price/MHz-PoP
multiple, and discount rate. The significant unobservable inputs used in the fair value measurement of the Company’s preferred equity securities are volatility assumption, enterprise value and price per share. The significant unobservable input used in the fair value measurement of the Company’s senior secured loan securities is enterprise value. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
In accordance with ASC 820, investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Schedule of Investments and Consolidated Statements of Assets and Liabilities. The investment measured at fair value using the NAV per share practical expedient has the investment strategy of a private Life Sciences REIT. This private Life Sciences REIT does not permit redemptions. Investments designated as Level 3 may include assets valued using quotes or indications furnished by brokers which are based on models or estimates without observable inputs and may not be executable prices. In light of the developing market conditions, the Adviser continues to search for observable data points and evaluate broker quotes and indications received for portfolio investments. For the quarter ended June 30, 2026, there was no position that transferred out of Level 3.
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
Options
The Company purchases options, subject to certain limitations. The Company may invest in options contracts to manage its exposure to the stock and bond markets and fluctuations in foreign currency values. Writing puts and buying calls tend to increase the Company’s exposure to the underlying instrument while buying puts and writing calls tend to decrease the Company’s exposure to the underlying instrument, or economically hedge other Company investments. The Company’s risks in using these contracts include changes in the value of the underlying instruments, nonperformance of the counterparties under the contracts’ terms and chang es in the liquidity of the secondary market for the contracts. Options are valued at the last sale price, or if no sales occurred on that day, at the last quoted bid price. As of and during the six months ended June 30, 2026 and 2025, the Company did not hold options.

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
Paid-in
Capital
The proceeds from the issuance of common stock as presented on the Company’s Consolidated Statements of Changes in Net Assets is presented net of selling commissions and fees for the three and six months ended June 30, 2026 and June 30, 2025. Selling commissions and fees of $0 and $0 were paid for the three months ended June 30, 2026 and June 30, 2025, and $0 and $0 were paid for the six months ended June 30, 2026 and June 30, 2025, respectively.
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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations:

	For the Three months ended June 30,		For the Six months ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$2,494,460	$(2,294,152)	$2,737,030	$(3,369,091)
Weighted average common shares outstanding	8,364,018	8,611,318	8,379,537	8,662,637
Earnings (loss) per common share-basic and diluted	$0.30	$(0.27)	$0.33	$(0.39)
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
Note 3 — Investment Portfolio
The following table shows the composition of the Company’s invested assets by industry classification at fair value
at June 30, 2026:

	Fair value	Percentage
Assets
Healthcare	$14,316,959	37.3%
Real Estate	6,475,939	16.9%
Telecommunication Services	7,353,301	19.2%
Financials	1,721,675	4.5%
Consumer Products	3,517,200	9.2%
Bioplastics	4,063,919	10.6%
Real Estate Investment Trusts (REITs)	653,579	1.7%
Media/Telecommunications	257,235	0.6%

Total Assets	$38,359,807	100.0%

The following table shows the composition of the Company’s invested assets by industry classification at fair value at December 31, 2025:

	Fair value	Percentage
Assets
Healthcare	$14,571,550	38.7%
Real Estate	6,782,987	18.0%
Telecommunication Services	7,677,376	20.4%
Financials	1,643,750	4.4%
Consumer Products	3,120,940	8.3%
Bioplastics	2,653,228	7.1%
Real Estate Investment Trusts (REITs)	704,611	1.9%
Energy	181,852	0.5%
Media/Telecommunications	255,106	0.7%

Total Assets	$37,591,400	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of June 30, 2026:

	Amortized Cost	Fair Value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans—First Lien	$4,615,713	$4,644,424	12.1%
Corporate Bonds	283,293	257,235	0.7%
Common Stocks	10,216,278	15,616,239	40.7%
LLC Interests	6,688,093	6,024,950	15.7%
Preferred Stocks	11,552,847	11,816,959	30.8%

Total Assets	$33,356,223	$38,359,807	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s invested assets by class of financial asset as of December 31, 2025:

	Amortized Cost	Fair Value	Percentage of Portfolio (at Fair Value)
Assets
Senior Secured Loans - First Lien	$5,990,108	$5,339,307	14.2%
Corporate Bonds	272,084	255,106	0.7%
Common Stocks	9,114,660	12,122,756	32.2%
LLC Interests	8,921,300	8,614,188	22.9%
Preferred Stocks	11,552,847	11,260,043	30.0%

Total Assets	$35,850,999	$37,591,400	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at June 30, 2026:

Geography	Fair value	Percentage
Assets
South Korea	$3,517,200	9.2%
United States	34,842,607	90.8%

Total Assets	$38,359,807	100.0%

The following table shows the composition of the Company’s invested assets by geographic classification at December 31, 2025:

Geography	Fair value	Percentage
Assets
United States	$37,591,400	100.0%

Total Assets	$37,591,400	100.0%

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
For the three and six months ended June 30, 2026, the Company incurred investment advisory fees payable to the Adviser of $175,154 and $361,815, respectively. For the three and six months ended June 30, 2025, the Company incurred investment advisory fees payable to the Adviser of $195,833 and $420,811, respectively. Amounts waived for investment advisory fees or administrative fees pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for investment advisory fees or administrative fees pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s investment advisory fees, administration fees, Other Expenses (as defined under “Expense Limits and Reimbursements” below), and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of advisory fees.
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

For the three and six months ended June 30, 2026, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. For the three and six months ended June 30, 2025, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains to the Adviser as of June 30, 2026.
Administration Fee
Pursuant to the Administration Agreement with the Adviser, the Company also reimburses the Adviser for expenses necessary for its performance of services related to the Company’s administration and operations. The amount of the reimbursement will be the lesser of (1) the Company’s allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under the Administration Agreement and (2) 0.40% of the Company’s average gross assets, (excluding cash and cash equivalents). The Adviser is required to allocate the cost of such services to the Company based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. The Board assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third -party service providers known to be available. In addition, the Board will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board will compare the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
For the three and six months ended June 30, 2026, the Company incurred administration fees payable to the Adviser of $36,425 and $72,363, respectively. For the three and six months ended June 30, 2025, the Company incurred administration fees payable to the Adviser of $40,909 and $84,162, respectively. Amounts waived for management fees or administrative services expenses pertaining to periods prior to June 10, 2016 are not recoupable, but amounts waived for management fees or administrative services, expenses pertaining to periods from and after June 10, 2016 are subject to recoupment by the Adviser within three years from the date that such fees were otherwise payable, provided that the recoupment will be limited to the amount of such voluntarily waived fees from and after June 10, 2016 and will not cause the sum of the Company’s advisory fees, administration fees, Other Expenses, and any recoupment to exceed the annual rate of 3.40% of average gross assets. Effective December 20, 2017, the Adviser ended its voluntary waiver of administration fees.
Organization and Offering Costs
Organization costs include the cost of incorporating, such as the cost of legal services and other fees pertaining to our organization, and are paid by the Adviser. For the three and six months ended June 30, 2026 and June 30, 2025, the Adviser did not incur or pay organization costs on our behalf.
Offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock, and are capitalized and amortized to expense over one year. The Company’s continuous public offering ended on February 14, 2018.
Organization costs and offering costs are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2026, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.
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

For the three and six months ended June 30, 2026, the Company recorded an expense relating to director fees of $3,751 and $7,461, respectively. For the three and six months ended June 30, 2025, the Company recorded an expense relating to director fees of $4,366 and $9,184 respectively, which represents the allocation of the director fees to the Company. As of June 30, 2026, there were no expenses payable relating to director fees.
Expense Limits and Reimbursements
Pursuant to an expense limitation agreement, the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit the ordinary “Other Expenses” to 1.0% of the quarter-end
value of the Company’s gross assets through the one year anniversary of the effective date of the registration statement (the “Expense Limitation Agreement”). Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year
terms unless it is terminated by the Company or the Adviser upon written notice within 60 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2027.
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
Reimbursable Expenses Table
The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement, which are recoupable as of June 30, 2026 is $1,449,919. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed earlier in Note 4. The following table reflects the fee waivers and expense reimbursements due from the Adviser as of June 30, 2026, which may become subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
June 30, 2026	$387,538	$180,504	$207,034	$76,335	June 30, 2029
March 31, 2026	219,785	89,086	130,699	130,699	March 31, 2029
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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable/ (recouped) amount	Recoupment eligibility expiration
December 31, 2023	$902,219	$481,443	$420,776	$140,233	December 31, 2026
September 30, 2023	630,925	350,382	280,543	96,669	September 30, 2026
June 30, 2023	420,066	236,192	183,874	102,016	Expired
March 31, 2023	208,486	126,628	81,858	81,858	Expired
During the three and six months ended June 30, 2026, $102,016 and $183,874 of expense reimbursements that were eligible for recoupment by the Adviser expired.
There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of the Company’s expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.
Net Increase from Amounts Committed by Affiliates
For the six months ended June 30, 2026 and June 30, 2025, the Adviser did not
voluntarily reimburse the Company for unrealized losses sustained. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these commitments not been made, since inception, the NAV as of June 30, 2026 would have been lower by approximately this amount.
Amounts committed and paid by the Adviser to reimburse for unrealized losses are nonrecurring, and investors should not expect the Adviser to make similar commitments or payments in the future.
Receivable from Adviser / Payable to Adviser
As of June 30, 2026 and December 31, 2025, $75,475 and $118,906 were owed from the Adviser to the Company, respectively, largely related to the expense limitation agreement.
As of June 30, 2026 and December 31, 2025, the Company owed $211,685 and $226,186, respectively, to the Adviser, largely related to advisory fees, and administration fees.
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
Uncertainty in Income Taxes
The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company’s tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Consolidated Statements of Operations. During the six months ended June 30, 2026 and June 30, 2025, the Company incurred $103,076 and $(24,832), respectively, in income taxes (benefits). Furthermore, management of the Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
Income Taxes
The Company has elected to be treated as a RIC under the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other requirements, meet certain source-of-income
and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code, for each year. The Company has made and intends to continue to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal corporate-level income taxes. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Company accrues excise tax, if any, on estimated excess taxable income as such tax able income is earned. The Company may hold certain portfolio company investments through HoldCos. The Company does not expect for the investments of its consolidated taxable subsidiaries to be subject to state income taxes. Accordingly, the Company’s provision for income taxes is reflective of only the U.S. federal statutory corporate rate of 21.0%. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse.

The following table sets forth the significant components of deferred tax assets and liabilities included in the accompanying consolidated balance sheet as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Net unrealized depreciation of portfolio investments	—	70,830

Total deferred tax assets	—	70,830

Deferred tax liabilities:
Net unrealized appreciation of portfolio investments	(139,177)	(106,932)

Total deferred tax liabilities	(139,177)	(106,932)

The Company’s income tax expense (benefit) consists of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Current	$—	$—	$—	$—
Deferred	—	—	38,598	(24,832)
Change in valuation	—	—	64,478	—

Total provision for income taxes	$—	$—	$103,076	$(24,832)

The Company’s effective tax rates for the six months ended June 30, 2026 and June 30, 2025 were 3.77% and 0.73%, respectively. The Company does not expect for the investments of its HoldCos to be subject to state income taxes. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.00% primarily due to our RIC operations generally not being subject to federal income taxes.
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
The Company conducted its quarterly tender offer for the second quarter of 2026 from May 15, 2026, until June 22, 2026 at 4:00 p.m. New York City time, during which the Company offered to purchase for cash up to 1% of its outstanding shares of common stock. During the second quarter tender offer, 81,314 shares of the Company were tendered for repurchase, constituting approximately 1% of the Company’s outstanding shares.
For the six months ended June 30, 2026, the Company repurchased 0 shares as part of its death and disability repurchase program.
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
From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any clarity, management is of the opinion, based on the advice of legal counsel, that final dispositions of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2026.
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s Consolidated Statements of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2026, the Company had no unfunded debt commitments.
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
Note 8 — Market and Other Risk Factors
The primary risks of investing in the Company are described below in alphabetical order:
Conflict of Interest Risk
The Adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those other entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, our Adviser and its affiliates manage or sponsor other investment funds, accounts or other investment vehicles. Our investment objective may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, our Adviser may face conflicts of interest in the allocation of investment opportunities among us and other investment funds, accounts or other investment vehicles advised by or affiliated with our Adviser. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, the Company can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. Where the Company is able to co-
invest consistent with the requirements of the 1940 Act and SEC exemptive relief, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, the opportunity will be allocated in accordance with our Adviser’s pre-transaction
determination and the requirements of the exemptive relief. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our Adviser or its affiliates, the allocation policy and exemptive relief further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would h ave invested if sufficient loan amounts were available. However, there can be no assurance that the Company will be able to participate in all suitable investment opportunities.

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
(“PIK”) interest or accreted original issue discount at maturity. Such loans have the effect of deferring a borrower’s payment obligation until the end of the term of the loan, which may make it difficult for the Company to identify and address developing problems with borrowers in terms of their ability to rep ay debt. Particularly in a rising interest rate environment, loans containing PIK and original issue discount provisions can give rise to negative amortization on a loan, resulting in a borrower owing more at the end of the term of a loan than what it owed when the loan w as originated. Any such developments may increase the risk of default on the Company’s loans by borrowers.

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
Investments in Foreign Markets Risk
Investments in foreign markets involve special risks and considerations not typically associated with investing in the United States. These risks include revaluation of currencies, high rates of inflation, restrictions on repatriation of income and capital, and adverse political and economic developments. Moreover, securities issued in these markets may be less liquid, subject to government ownership controls, tariffs and taxes, subject to delays in settlements, and their prices may be more volatile. The Company m ay be subject to capital gains and repatriation taxes imposed by certain countries in which they invest. Such taxes are generally based on income and/or capital gains earned or repatriated. Taxes are accrued based upon net investment income, net realized gains and net unrealized appreciation as income and/or capital gains are earned.

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
Structured Finance Securities Risk
A portion of the Company’s investments may consist of equipment trust certificates, collateralized mortgage obligations, collateralized bond obligations, collateralized loan obligations (“CLO”) or similar instruments. Such structured finance securities are generally backed by an asset or a pool of assets, which serve as collateral. Depending on the type of security, the collateral may take the form of a portfolio of mortgage loans or bonds or other assets. The Company and other investors in structured finance securities ultimately bear the credit risk of the underlying collateral. In some instances, the structured finance securities are issued in multiple tranches, offering investors various maturity and credit risk characteristics, often categorized as senior, mezzanine and subordinated/equity according to their degree of risk. The riskiest securities are the equity tranche, which bears the bulk of defaults from the bonds or loans serving as collateral, and thus may protect the other, more senior tranches from default. If there are defaults or the relevant collateral otherwise underperforms, scheduled payments to senior tranches of such securities take precedence over those of mezzanine tranches, and scheduled payments to mezzanine tranches take precedence over those to subordinated/equity tranches. A senior tranche typically has higher ratings and lower yields than the underlying securities, and may be rated investment grad e. Despite the protection from the equity tranche, other tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to previous defaults and the disappearance of protecting tranches, market anticipation of defaults and aversion to certain structured finance securities as a class.
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
Note 9 — Non-Controlled, Affiliated Investments and Controlled, Affiliated Investments
Under Section 2(a)(3) of the 1940 Act, a portfolio company is defined as “affiliated” if a fund owns five percent or more of its outstanding voting securities or if the portfolio company is under common control.
The table below shows non-controlled, affiliated issuers of the Company as of June 30, 2026:

Non- controlled, affiliated investments	Shares at December 31, 2025	Fair value as of December 31, 2025	Transfers in (out) at cost	Purchases	Sales and Return of Capital Distribution	Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of June 30, 2026	Shares at June 30, 2026	Non- controlled, Affiliated Dividend income
NexPoint Residential Trust, Inc.	23,409	$704,611	$—	$—	$—	$—	$(51,032)	$653,579	23,409	$24,814

NexPoint Real Estate Finance, Inc.	65,670	924,616	—	—	(867,350)	(54,664)	162,752	165,354	10,670	38,168

Total non-controlled, affiliated investments	83,079	$1,629,227	$—	$—	$(867,350)	$(54,664)	$111,720	$818,933	34,079	$62,982

Under Section 2(a)(9) of the 1940 Act, a portfolio company is presumed to be “controlled” if a fund owns more than twenty-five percent or more of its outstanding voting securities or if the fund otherwise has the power to exercise a controlling influence over the company’s management or policies.
The table below shows controlled, affiliated issuers of the Company as of June 30, 2026:

Controlled, affiliated investments	Shares at December 31, 2025	Fair value as of December 31, 2025	Transfers in (out) at cost	Purchases	Sales and Return of Capital Distribution	Realized gains (losses)	Change in unrealized appreciation (depreciation)	Fair value as of June 30, 2026	Shares at June 30, 2026	Controlled Dividend income
NexPoint Capital REIT, LLC	789	$5,493,248	$—	$—	$—	$—	$531,702	$6,024,950	789	$347,500

Total controlled investments	789	$5,493,248	$—	$—	$—	$—	$531,702	$6,024,950	789	$347,500

Note 10 — Consolidated Financial Highlights
Selected data for a share outstanding throughout the six months ended June 30, 2026 and June 30, 2025 is as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2026 (unaudited)	June 30, 2025 (unaudited)
Common shares per share operating performance:
Net asset value, beginning of period	$4.39	$5.21
Income from investment operations:
Net investment income (loss) (1)	0.02	0.06
Net realized and unrealized gain (loss)	0.32	(0.45)

Total from investment operations	0.34	(0.39)

Less distribution declared to common shareholders:
From net investment income	(0.18)	(0.18)
From net realized gains	—	—
From return of capital	—	—

Total distributions declared to common shareholders	(0.18)	(0.18)

Capital share transaction
Issuance of common stock (2)	—	—
Shares tendered (1)	—	—
Net asset value, end of period	$4.55	$4.64
Net asset value total return (3)(4)	8.00%	(7.79)%
Ratio and supplemental data:
Net assets, end of period (in 000’s)	$37,707	$39,300
Shares outstanding, end of period	8,295,947	8,476,838
Common share information at end of period:
Ratios based on weighted average net assets of common shares:
Gross operating expenses (5)	4.54%	4.55%
Fees and expenses waived or reimbursed (5)	(1.13)%	(1.23)%
Net operating expenses (5)	3.41%	3.31%
Net investment income (loss) before fees waived or reimbursed (5)	(0.09)%	1.11%
Net investment income (loss) after fees waived or reimbursed (5)	1.05%	2.32%
Ratio of interest and credit facility expenses to average net assets	—%	—%
Portfolio turnover rate (4)	—%	0%
Asset coverage ratio	—%	—%
Weighted average commission rate paid (6)	$—	$—

(1)	Per share data was calculated using weighted average shares outstanding during the period.
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

Expense Limitation

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”), the Adviser is contractually obligated to waive fees and, if necessary, pay or reimburse certain other expenses to limit ordinary “Other Expenses” to 1.0% of the quarter-end value of the Company’s gross assets through the one-year anniversary of the effective date of the registration statement. Under the Expense Limitation Agreement, “Other Expenses” are all expenses with the exception of advisor and administration fees, organization and offering costs and the following: (i) interest, taxes, dividends tied to short sales, brokerage commissions, and other expenditures which are capitalized in accordance with U.S. GAAP; (ii) expenses incurred indirectly as a result of investments in other investment companies and pooled investment vehicles; (iii) other expenses attributable to, and incurred as a result of, our investments; (iv) expenses payable to the Adviser, as administrator, for providing significant managerial assistance to our portfolio companies; and (v) other extraordinary expenses (including litigation expenses) not incurred in the ordinary course of our business. The obligation will automatically renew for one-year terms unless it is terminated by the Company or the Adviser upon written notice within 120 days of the end of the current term or upon termination of the Investment Advisory Agreement. The Expense Limitation Agreement will continue through at least April 30, 2027.

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

Reimbursable Expenses Table

The cumulative total of fees waived by the Adviser under the Expense Limitation Agreement which are recoupable as of June 30, 2026, is $1,449,919. This balance, and the balances in the tables below, only include amounts pertaining to the Expense Limitation Agreement, and do not include waived advisory and administration fees subject to recoupment discussed elsewhere herein.

The following table reflects the 2026 quarterly fee waivers and expense reimbursements due from the Adviser as of June 30, 2026, which are subject to recoupment by the Adviser.

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
June 30, 2026	387,538	180,504	207,034	76,335	June 30, 2029
March 31, 2026	219,785	89,086	130,699	130,699	March 31, 2029

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

Period ended	Yearly cumulative other expense	Yearly expense limitation	Yearly cumulative expense reimbursement	Quarterly recoupable amount	Recoupment eligibility expiration
December 31, 2023	$902,219	$481,443	$420,776	$140,233	December 31, 2026
September 30, 2023	630,925	350,382	280,543	96,669	September 30, 2026
June 30, 2023	420,066	236,192	183,874	102,016	Expired
March 31, 2023	208,486	126,628	81,858	81,858	Expired

During the three months and six months ended June 30, 2026, $102,016 and $183,874, respectively, of expense reimbursements that were eligible for recoupment by the Adviser expired.

There can be no assurance that the Expense Limitation Agreement will remain in effect or that the Adviser will reimburse any portion of our expenses in future quarters not covered by the Expense Limitation Agreement. Amounts shown do not include the amounts committed by the Adviser to voluntarily reimburse the Company for unrealized losses, all of which are not recoupable.

Portfolio Investment Activity for the three and six months ended June 30, 2026 and 2025:

During the six months ended June 30, 2026, we did not make long or short investments in portfolio companies and other investments. During the same period, we generated proceeds from sales and principal repayments on long investments of $1,988,637. As of June 30, 2026, our investment portfolio, with a total fair value of $38.4 million, consisted of 21 interests in portfolio companies (calculated as a percentage of total invested assets: 12.11% in first lien senior secured loans, 0.67% in corporate bonds, 40.71% in common stock, 29.50% in preferred stock, and 17.01% in LLC interests). On a look-through basis, the debt investments in our portfolio carry a weighted average cost price of 99.6% on par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage costs, was 75.7% based on the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

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

Total Portfolio Activity

The following tables present selected information regarding our portfolio investment activity for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Investment Activity	2026	2025	2026	2025
Purchases	$—	$—	$—	$—
Payment-in-kind	48,569	43,045	95,692	107,434
Sales and Principal Repayments	(875,307)	(1,388,715)	(1,988,637)	(1,403,684)

Net Portfolio Activity	$(826,738)	$(1,345,670)	$(1,892,945)	$(1,296,250)

	For the Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$48,569	100.0%	$43,045	100.0%	$95,692	100.0%	$83,774	78.0%
Senior Secured Loans—Third Lien	—	—	—	—	—	—	23,660	22.0%
Corporate Bonds	—	—	—	—	—	—	—	—
Preferred Stocks	—	—	—	—	—	—	—	—
LLC Interests	—	—	—	—	—	—	—	—
Warrants	—	—	—	—	—	—	—	—
Common Stocks	—	—	—	—	—	—	—	—

Total Investment Activity	$48,569	100.0%	$43,045	100.0%	$95,692	100.0%	$107,434	100.0%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2026, and December 31, 2025:

June 30, 2026
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$4,615,713	$4,644,424	12.1%
LLC Interests	7,688,093	6,024,950	17.0%
Corporate Bonds	283,292	257,235	0.7%
Common Stocks	10,216,278	15,616,239	40.7%
Preferred Stock	10,552,847	11,316,959	29.5%

Total Invested Assets	$33,356,223	$38,359,807	100.0%

December 31, 2025
Portfolio Composition by Investment Type	Amortized Cost(1)	Fair Value	Percentage of Portfolio (at fair value)
Senior Secured Loans — First Lien	$5,990,108	$5,339,307	14.2%
LLC Interests	8,921,300	8,614,188	22.9%
Corporate Bonds	272,084	255,106	0.7%
Common Stocks	9,114,660	12,122,756	32.2%
Preferred Stock	11,552,847	11,260,043	30.0%

Total Invested Assets	$35,850,999	$37,591,400	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2026, and December 31, 2025:

Composition of our investment portfolio	June 30, 2026	December 31, 2025
Number of investments	21	23
% Variable Rate	1%	2%
% Non-Income Producing Equity or Other	32%	29%
Weighted Average Cost (Look-Through)	99.6%	97.9%
Weighted Average Credit Rating of Rated Investments	Caa2	C
% of Fixed Income Investments on Non-Accrual	75.7%	9.4%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2026, and December 31, 2025:

	June 30, 2026		December 31, 2025
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Broadly Syndicated — Private	$11,656,136	30.4%	$10,044,840	26.7%
Broadly Syndicated – Public	257,235	0.7%	1,672,006	4.4%
Middle-Market	26,446,436	68.9%	24,063,475	64.0%
Opportunistic/Other	—	0.0%	1,811,079	4.8%

Total Invested Assets	$38,359,807	100.0%	$37,591,400	100.0%

Broadly syndicated debt refers to loans and other instruments originated by a bank to a large corporation (both private and public) that are sold off, or syndicated, to investors in pieces. Middle-Market companies include companies with annual revenues between $50 million and $2.5 billion.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2026, and December 31, 2025:

	June 30, 2026		December 31, 2025
Industry Classifications	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Bioplastics	$4,063,919	10.6%	$2,653,228	7.1%
Consumer Products	3,517,200	9.2%	3,120,940	8.3%
Energy	—	0.0%	181,852	0.5%
Financials	1,721,675	4.5%	1,643,750	4.4%
Healthcare	14,316,959	37.2%	14,571,550	38.8%
Media/Telecommunications	257,235	0.7%	255,106	0.7%
Real Estate Investment Trusts (REITs)	653,579	1.7%	704,611	1.9%
Real Estate	6,475,939	16.9%	6,782,987	18.0%
Telecommunication Services	7,353,301	19.2%	7,677,376	20.4%

Total Invested Assets	$38,359,807	100.0%	$37,591,400	100.0%

As of June 30, 2026, the Company was an “affiliated person,” as defined in the 1940 Act, of the following portfolio companies: NexPoint Real Estate Finance, Inc. (“NREF”), NexPoint Capital REIT, LLC, and NexPoint Residential Trust, Inc. In general, under the 1940 Act, we are presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Summary Description of Portfolio Companies/Investments

As of June 30, 2026, and December 31, 2025, 37.3% and 43.6% (based on fair value), respectively, of our portfolio consisted of healthcare related and opportunistic investments. Information regarding these investments is provided below. This additional information is limited to publicly available information, and does not address credit worthiness or financial viability of the issuer, or our future plans as it relates to a specific investment:

Healthcare Investments

Sapience Therapeutics, Inc.: As of June 30, 2026, and December 31, 2025, we held preferred shares of Sapience Therapeutics, Inc. with an aggregate fair value of $8.6 million and $8.6 million, respectively. Sapience Therapeutics is a clinical stage biopharmaceutical company which addresses previously ‘undruggable’ molecular targets that address protein-protein interactions via the development of peptide-based drugs.

CCS Medical, Inc.: As of June 30, 2026, and December 31, 2025, we held first lien senior secured loans of CCS Medical, Inc. with an aggregate fair value of $3.0 million and $3.0 million, respectively. CCS Medical, Inc. provides direct-to-home delivery of medical supplies. The Company offers diabetes testing, insulin pumps, prescription medications, ostomy, urological, wound care, and incontinence supplies. CCS Medical serves customers in the United States.

Apnimed, Inc.: As of June 30, 2026, and December 31, 2025, we held preferred shares of Apnimed Inc, with an aggregate fair value of $2.8 million and $2.2 million, respectively. Apnimed, Inc. is a clinical-stage pharmaceutical company focused on developing oral pharmacologic therapies for the treatment of obstructive sleep apnea (OSA) and related disorders. Apnimed’s lead development program targets the neurologic control of upper airway muscles to maintain an open airway during sleep.

Results of Operations for the three and six months ended June 30, 2026 and 2025

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

Expenses

For the three and six months ended June 30, 2026 we had total net operating expenses before taxes of $304,333 or $0.05 per share and $623,677 or $0.07 per share, respectively. For the three and six months ended June 30, 2025 we had total net operating expenses before taxes of $332,743 or $0.04 per share and $713,767 or $0.08 per share, respectively. Base management fees attributed to the Adviser were $175,154 and $361,815 for the three and six months ended June 30, 2026. Base management fees attributed to the Adviser were $195,833 and $420,811 for the three and six months ended June 30, 2025. Our expenses include administrative services expenses attributed to the Adviser of $36,425 and $72,363 for the three and six months ended June 30, 2026. Administrative services expenses attributed to the Adviser were $40,909 and $84,162 for the three and six months ended June 30, 2025.

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

Our other expenses subject to the Expense Limitation Agreement were $167,753 and $241,651 for the three months ended June 30, 2026 and 2025, respectively, and $385,941 and $467,440 for the six months ended June 30, 2026 and 2025, respectively. These expenses consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Audit and tax fees	$47,520	$46,908	$96,381	$91,901
Legal fees	2,123	12,466	12,305	24,795
Custodian and accounting service fees	77,163	77,262	153,504	153,642
Reports to stockholders	33,441	32,649	64,934	62,231
Stock transfer fee	—	45,193	37,397	89,623
Directors’ fees	3,751	4,366	7,461	9,184
Other expenses	3,755	22,807	13,959	36,064

Total	$167,753	$241,651	$385,941	$467,440

Please refer to the Expense Limitation section above for further details on expense reimbursements.

Net Investment Income (Loss)

We earned net investment income of $49,645 or $0.01 per share, and $191,394 or $0.02 per share for the three and six months ended June 30, 2026, respectively. We earned net investment income of $215,814 or $0.03 per share, and $484,806 or $0.06 per share, for the three and six months ended June 30, 2025, respectively.

Net Realized Gains or Losses

We had sales or principal repayments of $875,307 and $1,988,637 during the three and six months ended June 30, 2026 and 2025, respectively, from which we realized a net gains/(losses) of $(46,694) and $(614,470) respectively. We had sales or principal repayments of $1,388,715 and $1,403,684, during the three and six months ended June 30, 2025, respectively, from which we realized a net gains/(losses) of $103,535 and $104,688, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended June 30, 2026 and 2025, the net change in unrealized appreciation (depreciation) on investments totaled $2,491,509 or $0.29 per share, and $(2,613,501) or $(0.61) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2026, was primarily driven by the performance of NexPoint Capital REIT, LLC. The primary holding within the REIT subsidiary is NREF common stock. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2025, was primarily driven by the sales of 8th Avenue Foods and Sound Inpatient Physicians. For the six months ended June 30, 2026 and 2025, the net change in unrealized appreciation (depreciation) on investments totaled $3,263,182 or $0.38 per share, and $(3,983,417) or $(0.45) per share, respectively. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2026, was primarily driven by the performance of PlantSwitch, Inc. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2025, was primarily driven by the performance of NexPoint Residential Trust, Inc and the sales of 8th Avenue Foods and Sound Inpatient Physicians in the second quarter of 2025.

Net Increase from Payment from Affiliates

For the year ended December 31, 2016, the Adviser committed $872,000 to the Company to voluntarily reimburse the Company for unrealized losses sustained. No amounts were committed for the three and six months ended June 30, 2026, and 2025. Cumulatively since inception, the Adviser has committed $2,275,000 to voluntarily reimburse the Company for such losses. Had these payments not been made, the NAV as of June 30, 2026, would have been lower. These payments are shown in the Statement of Operations as net increase from amounts committed by affiliates, if applicable, and are not recoupable.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2026 and 2025, the net increase/(decrease) in net assets resulting from operations was $2,494,460 or $0.30, and $(2,294,152) or $(0.27) per share, respectively. For the six months ended June 30, 2026 and 2025, the net increase/(decrease) in net assets resulting from operations was $2,737,030 or $0.33, and $(3,369,091) or $(0.39) per share, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Income	$353,978	$548,557	$815,071	$1,198,573
Expenses	(304,333)	(332,743)	(623,677)	(713,767)
Income Tax (expense) benefit	—	—	(103,076)	24,832
Net Realized Gain/(Loss)	(46,694)	103,535	(614,470)	104,688
Net unrealized appreciation (depreciation)	2,491,509	(2,613,501)	3,263,182	(3,983,417)

Total	$2,494,460	$(2,294,152)	$2,737,030	$(3,369,091)

Other Income and Expense

Income tax expense (benefit). The Company has recorded a current income tax expense (benefit) of $0 and $103,076 for the three and six months ended June 30, 2026, compared to $0 and $(24,832) for the three and six months ended June 30, 2025, that is recorded on the Consolidated Statement of Operations.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2026 and June 30, 2025, we had cash and cash equivalents of $616,357 and $753,742, respectively. As of June 30, 2026 and June 30, 2025, $616,357 and $490,986 was held in the State Street U.S. Government Money Market Fund, and $-and $262,756 was held in a custodial account with State Street Bank and Trust Company, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. In aggregate, as of June 30, 2026, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $11.6 million, representing 30.7% of the Company’s currently issued and outstanding common stock.

The sales commissions and dealer manager fees related to the sale of our common stock were $0 and $0 for the three and six months ended June 30, 2026 and 2025, respectively, and were offset against capital in excess of par value on the consolidated financial statements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2026 and 2025 we had no outstanding commitments to fund investments.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from formation, calculated as of the end of the applicable period, computed net of all realized capital losses (proceeds less amortized cost) and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We will accrue for the capital gains incentive fee, which, if earned, will be paid annually. We will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the Investment Advisory Agreement, the fee payable to the Adviser will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three and six months ended June 30, 2026 and 2025, the Company incurred $0 and $0 of incentive fees on capital gains, respectively. Since inception, the Company has accrued $0 of incentive fees on capital gains in aggregate. Effective December 20, 2017, the Adviser ended its voluntary waiver of incentive fees. No such fees have been paid with respect to realized gains as of June 30, 2026.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Required distributions are driven by tax laws and thus tax accounting applies, not GAAP. Therefore, it is possible that we pay more in required distributions than we earn for book purposes. For the three and six months ended June 30, 2026 and 2025, the Company did not make distributions in excess of net investment income.

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

For the six months ended June 30, 2026, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend(1)	Dividends Reinvested(2)
6/30/2026	$0.09	$746,634	$—
3/31/2026	0.09	749,262	224,179
1/24/2026(2)	—	—	231,101

Total	$0.18	$1,495,896	$455,280

[1]	For the current period, there were no dividends classified as return of capital.
[2]	The December 2025 Dividend was reinvested in January 2026, see total December 2025 Dividend in table below.

For the year ended December 31, 2025, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend(1)	Dividends Reinvested(2)(3)
12/31/2025(3)	$0.09	$752,341	$—
9/30/2025	0.09	759,208	240,571
6/30/2025	0.09	749,466	241,804
3/31/2025	0.09	786,537	239,554
1/24/2025(2)	—	—	246,146

Total	$0.36	$3,047,552	$968,075

[1]	Of the total dividends shown, $3,047,552 was classified as a return of capital.
[2]	The December 2024 Dividend was reinvested in January 2025, see total December 2024 Dividend in table below.
[3]	The December 2025 Dividend was reinvested in January 2026.

For the year ended December 31, 2024, the Company made the following distributions:

Payable Date	Dividend/ Share(1)	Total Dividend(1)	Dividends Reinvested(2)(3)
12/31/2024(3)	$0.09	$782,608	$—
9/30/2024	0.09	794,130	272,153
6/30/2024	0.09	802,979	270,100
3/31/2024	0.09	818,563	261,274
1/24/2024(2)	—	—	258,421

Total	$0.36	$3,198,280	$1,061,948

(1)	Of the total dividends shown, $2,603,950 was classified as a return of capital.
(2)	The December 2023 Dividend was reinvested in January 2024.
(3)	The December 2024 Dividend was reinvested in January 2025.

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Adviser. James Dondero, our president, controls the Adviser by virtue of his control of its general partner, NexPoint Advisors GP, LLC.

•	Pursuant to an expense limitation agreement, the Adviser has agreed to waive fees or, if necessary, reimburse us to limit certain expenses to 1.0% of the quarter-end value of our gross assets.

•	The Adviser provides us with the office facilities and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement.

•	The dealer manager, NexPoint Securities, Inc., is an affiliate of the Adviser.

•

Prior to July 21, 2023, the Adviser controlled 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $13.4 million as of July 21, 2023. On July 21, 2023, pursuant to the terms of a Stock Purchase Agreement, Liberty CLO Holdco Ltd. (“Liberty”) purchased a total of 2,549,002 shares of the Company. In aggregate, as of June 30, 2026, Liberty controls 2,549,002 total shares of common stock of the Company, including reinvestment of dividends, for a net amount of approximately $11.6 million, representing 30.7% of the Company’s currently issued and outstanding common stock.

•

Cumulatively since inception, the Adviser has paid $2,275,000 to voluntarily reimburse the Company for certain unrealized losses on investments. Had these payments not been made, the NAV as of June 30, 2026, would have been lower. These payments are not recoupable by the Adviser.

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

As of June 30, 2026, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
CCS Medical Inc.	1st Lien	$3,000,000
MidWave Wireless, Inc.	1st Lien	1,247,192
MidWave Wireless, Inc.	1st Lien	295,264
MidWave Wireless, Inc.	1st Lien	52,751
MidWave Wireless, Inc.	1st Lien	49,217
American Banknote Corp.	Common Stocks	1,221,675
MidWave Wireless, Inc.	Common Stocks	5,708,877
PlantSwitch, Inc.	Common Stocks	4,063,919
SK Telecom CS T1 Co., Ltd.	Common Stocks	3,517,200
NexPoint Capital REIT, LLC.	LLC Interests	6,024,950
777 Partners, LLC.	Preferred Stocks	—
Apnimed, Inc.	Preferred Stocks	2,047,098
Apnimed, Inc.	Preferred Stocks	713,035
Sapience Therapeutics, Inc.	Preferred Stocks	4,679,049
Sapience Therapeutics, Inc.	Preferred Stocks	3,877,777
United Fidelity Bank FSB	Preferred Stocks	500,000

As of December 31, 2025, the Company held the following investments for which a sufficient level of current, reliable market quotations were not available:

Instrument	Type	Fair Value
CCS Medical Inc.	1st Lien	$3,000,000
MidWave Wireless, Inc.	1st Lien	1,158,740
MidWave Wireless, Inc.	1st Lien	274,324
MidWave Wireless, Inc.	1st Lien	45,726
MidWave Wireless, Inc.	1st Lien	49,010
American Banknote Corp.	Common Stocks	1,143,750
MidWave Wireless, Inc.	Common Stocks	6,149,576
PlantSwitch, Inc.	Common Stocks	2,653,228
NexPoint Capital REIT, LLC.	LLC Interests	5,493,248
US Gaming, LLC.	LLC Interests	3,120,940
777 Partners, LLC.	Preferred Stocks	—
Apnimed, Inc.	Preferred Stocks	1,599,844
Apnimed, Inc.	Preferred Stocks	603,373
Sapience Therapeutics, Inc.	Preferred Stocks	4,679,252
Sapience Therapeutics, Inc.	Preferred Stocks	3,877,574
United Fidelity Bank FSB	Preferred Stocks	500,000

Organization Costs

Organization costs include the cost of incorporation, such as the cost of legal services and other fees pertaining to our organization. Organization costs, together with offering costs, are limited to 1% of total gross proceeds raised in the offering and are not due and payable to the Adviser to the extent they exceed that amount. For the three and six months ended June 30, 2026 and 2025, the Adviser did not incur or pay any organization costs on our behalf.

Offering Costs

Our offering costs include legal fees, promotional costs and other costs pertaining to the public offering of our shares of common stock and are capitalized and amortized to expense over one year. For the three and six months ended June 30, 2026 and 2025, the Adviser incurred offering costs of $0 and $0, respectively, on our behalf. For the three and six months ended June 30, 2026, the Company capitalized $0 and $0, respectively, of offering costs. For the three and six months ended June 30, 2025, the Company capitalized $0 and $0, respectively, of offering costs. As of June 30, 2026 and 2025, $0 and $0 remained on the Statements of Assets and Liabilities, respectively.

Organization costs and offering costs are limited to 1% of total gross proceeds raised in this offering and are not due and payable to the Adviser to the extent they exceed that amount. As of June 30, 2026, the cumulative aggregate amount of $5,327,574 of organization and offering costs exceeds 1% of total proceeds raised. Subsequent to the termination of the Offering, the Adviser forfeited the right to reimbursement of the remaining $4,305,091 of these costs.

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

The Company may hold certain portfolio company investments through consolidated taxable subsidiaries. The Company does not expect for the investments of its consolidated taxable subsidiaries to be subject to state income taxes. Accordingly, the Company’s provision for income taxes is reflective of only the U.S. federal statutory corporate tax rate of 21.0%. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of June 30, 2026, and June 30, 2025, the Company recorded deferred tax assets of $0 and $58,414, respectively, and recorded deferred tax liabilities of $(139,177) and $(68,277), respectively, that are presented net in the accompanying consolidated balance sheet, for certain of the Company’s taxable consolidated subsidiaries. The only component of the deferred tax liabilities is net unrealized depreciation on portfolio investments held within the taxable subsidiaries.

Recent Accounting Pronouncements

Please refer to Note 2 to the financial statements included herein for discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, most significantly changes in interest rates. As of June 30, 2026, 8.2% (based on fair value) of the investments in our portfolio had floating interest rates. These investments are usually based on a floating SOFR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis.

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

Assuming that the Statement of Assets and Liabilities as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase in interest income	Increase in NII
Down 25 basis points	$—	$—
Up 50 basis points	45,671	45,671
Up 100 basis points	91,343	91,343
Up 200 basis points	182,685	182,685
Up 300 basis points	274,028	274,028

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

NEXPOINT CAPITAL, INC.

Date: August 14, 2026	By:	/s/ James Dondero
	Name:	James Dondero
	Title:	President and Principal Executive Officer

Date: August 14, 2026	By:	/s/ Frank Waterhouse
	Name:	Frank Waterhouse
	Title:	Treasurer, Principal Accounting Officer and Principal Financial Officer